Form 10-Q
period 1996-03-31
RTW INC /MN/
filed 1996-05-09
CIK 915781

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                      COMMISSION FILE NUMBER 0-25508

                                   RTW, INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                            41-1440870
- --------------------------------                             -------------------
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                   8500 NORMANDALE LAKE BOULEVARD, SUITE 1400
                             BLOOMINGTON, MN 55437
             (Address of principal executive offices and zip code)

                                (612)-893-0403
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                -----      -----

At May 1, 1996, approximately 7,820,000 shares of Comon Stock were outstanding. After adjusting for the effect of a 3-for-2 stock split in the form of a 50 percent stock dividend to shareholders of record on May 6, 1996, approximately 11,730,000 shares of Common Stock were outstanding.

                              TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements and Notes (Unaudited)           3

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                13

  Item 2.  Changes in Securities                                            13

  Item 3.  Defaults Upon Senior Securities                                  13

  Item 4.  Submission of Matters to a Vote of Security Holders              13

  Item 5.  Other Information                                                13

  Item 6.  Exhibits and Reports on Form 8-K                                 13

  Signatures                                                                14

  Exhibits                                                                  15

ITEM 1:  FINANCIAL STATEMENTS


                           INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
FINANCIAL STATEMENTS

Consolidated Balance Sheets - March 31, 1996 and December 31, 1995           4

Consolidated Statements of Income - Three months ended
 March 31, 1996 and 1995                                                     5

Consolidated Statements of Cash Flows - Three months ended
 March 31, 1996 and 1995                                                     6

Notes to Consolidated Financial Statements                                   7

                           RTW, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31,1995
                       (In thousands, except share data)

                                                     MARCH 31,          DECEMBER 31,
                                                       1996                 1995
                                                  --------------       --------------
                                                    (Unaudited)
ASSETS
Investments:
   Held-to-maturity, at amortized cost, fair
    value of $57,114 and $59,571                    $  56,612             $  57,662
   Available-for-sale, at fair value,
    amortized cost of $20,472 and $10,674              20,435                10,868
                                                   ----------            ----------
      Total investments                                77,047                68,530
Cash and cash equivalents                              10,960                12,962
Accrued investment income                               1,326                 1,376
Premiums receivable, less allowance of
 $100 and $73                                           4,101                 2,903
Reinsurance receivable                                  7,585                 8,312
Reinsurance premiums receivable, net                    1,818                 1,569
Deferred policy acquisition costs                       1,210                   858
Furniture and equipment, net                            2,090                 1,957
Other assets                                            3,387                 2,657
                                                   ----------            ----------
                                                    $ 109,524             $ 101,124
                                                   ----------            ----------
                                                   ----------            ----------


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses          $  39,487             $  37,138
Unearned premiums                                      11,958                 9,606
Accrued expenses and other liabilities                  5,314                 4,051
Notes payable, including related party notes
 of $85 and $85                                         8,944                 8,891
                                                   ----------            ----------
      Total liabilities                                65,703                59,686

Shareholders' equity:
   Common Stock, no par value; authorized
    25,000,000 shares; issued and outstanding
    11,729,226 at March 31, 1996 and 11,709,199
    shares at December 31, 1995                        27,854                27,606
   Retained earnings                                   15,991                13,708
   Unrealized appreciation (depreciation) on
    securities available-for-sale                         (24)                  124
                                                   ----------            ----------
      Total shareholders' equity                       43,821                41,438
                                                   ----------            ----------
                                                    $ 109,524             $ 101,124
                                                   ----------            ----------
                                                   ----------            ----------

Note: The Balance Sheet at December 31, 1995 was derived from the audited Financial Statements at that date.

See notes to consolidated financial statements.

                        RTW, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995
           (Unaudited, in thousands, except per share data)

                                              FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                1996               1995
                                              -------            -------
REVENUES:
  Premiums earned                             $ 13,764          $ 10,308
  Investment income                              1,288               560
                                             ---------         ---------
      Total revenues                            15,052            10,868

EXPENSES:
  Claim and claim settlement expenses            7,923             6,649
  Policy acquisition costs                       1,355               893
  General and administrative expenses            1,844             1,242
                                             ---------         ---------
      Total expenses                            11,122             8,784
                                             ---------         ---------
Income from operations                           3,930             2,084

Interest expense                                   274               323
                                             ---------         ---------
Income before income taxes                       3,656             1,761

Provision for income taxes                       1,373               644
                                             ---------         ---------

Net income                                    $  2,283          $  1,117
                                             ---------         ---------
                                             ---------         ---------

Net income per common and
 common share equivalent                      $   0.19          $   0.13
                                             ---------         ---------
                                             ---------         ---------


See notes to consolidated financial statements.

                        RTW, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                        (Unaudited, in thousands)


                                                                      FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      --------------------------
                                                                         1996            1995
                                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reconciliation of net income to net cash provided by
   operating activities:
      Net income                                                       $ 2,283           $ 1,117
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                    170               135
          Deferred income taxes                                           (503)             (478)
          Changes in assets and liabilities:
             Premiums receivable, net of unearned premiums               1,154             1,318
             Amounts due from reinsurers                                   727              (260)
             Unpaid claim and claim settlement expenses                  2,349             2,872
             Other, net                                                    645               850
                                                                     ---------         ---------
                Net cash provided by operating activities                6,825             5,554

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of held-to-maturity securities                                --              (2,358)
  Maturities of held-to-maturity securities                              1,000               --
  Purchases of available-for-sale securities                            (9,825)           (2,569)
  Purchases of furniture and equipment                                    (250)             (433)
                                                                     ---------         ---------
                Net cash used in investing activities                   (9,075)           (5,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Equity financing costs                                                  --                (279)
  Stock options and warrants exercised                                      12               --
  Sales of Common Stock to ESOP                                            236               --
                                                                     ---------         ---------
                Net cash provided by (used in)
                 financing activities                                      248              (279)
                                                                     ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (2,002)              (85)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          12,962             3,083
                                                                     ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $10,960           $ 2,998
                                                                     ---------         ---------
                                                                     ---------         ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                          $   236           $   301
                                                                     ---------         ---------
                                                                     ---------         ---------

     Income taxes                                                      $   363           $   360
                                                                     ---------         ---------
                                                                     ---------         ---------

See notes to consolidated financial statements.

                        RTW, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                               (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and notes thereto included in the RTW, Inc. Annual Report to Shareholders for the year ended December 31, 1995.

The financial statements for the three months ended March 31, 1995 have been reclassified to conform to the presentation at March 31, 1996. The reclassifications had no effect on net income.


NOTE B - STOCK SPLIT

On April 25, 1996, the Company's board of directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend to shareholders of record on the close of business on May 6, 1996. The shares will be distributed to shareholders on May 17, 1996. All share and per share information has been restated to reflect the stock split.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following analysis of the consolidated results of operations and financial condition of RTW, Inc. (the "Company") and its wholly-owned subsidiary, American Compensation Insurance Company ("ACIC"), should be read in conjunction with the Company's consolidated financial statements and notes thereto at March 31, 1996 and December 31, 1995 and the three months ended March 31, 1996 and 1995.

The Company's revenues consist of premiums earned and investment income. Premiums earned during a period are the gross premiums earned by the Company on outstanding workers' compensation policies less the amount of any premiums ceded to reinsurers. Investment income represents the income on the Company's investment portfolio.

The Company's expenses are comprised of claim and claim settlement expenses, policy acquisition costs, general and administrative expenses and income taxes.

RESULTS OF OPERATIONS

The following table summarizes the components of revenues for the three months ended March 31, 1996 and 1995 and premiums in force at March 31, 1996 and 1995:

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ----------------------
                                                       1996           1995
                                                     --------       -------
                                                          (In thousands)
Gross premiums earned                                $ 14,040      $ 10,653
Premiums ceded - excess of loss reinsurance              (276)         (345)
                                                    ---------     ---------
  Premiums earned                                      13,764        10,308
Investment income                                       1,288           560
                                                    ---------     ---------
  Total revenues                                     $ 15,052      $ 10,868
                                                    ---------     ---------
                                                    ---------     ---------

Premiums in force at March 31:
  Minnesota                                          $ 46,800      $ 42,600
  Colorado                                              8,700           800
  Missouri                                                600          --
                                                    ---------     ---------
  Total in force at March 31                         $ 56,100      $ 43,400
                                                    ---------     ---------
                                                    ---------     ---------

PREMIUMS EARNED. Gross premiums earned increased approximately 31.8% to $14.0 million in the first quarter of 1996 from $10.7 million in the first quarter of 1995. The increase in gross premiums was due to an increase in the amount of premiums in force as the Company's customer base grew to 1,994 customers at March 31, 1996 from 381 customers at March 31, 1995. The Company's average annual premium decreased to approximately $28,000 at March 31, 1996 from $114,000 at March 31, 1995 due to increased association business with smaller average premiums written. As a result of being successful in lowering customers loss experience and increased competition in the marketplace that began in late 1995, the Company is experiencing reduced premiums on renewal accounts. The impact of decreasing customer loss experience will continue to result in reduced premiums generated on renewal policies.

Premiums ceded to reinsurers decreased approximately 20.0% to $276,000 in the first quarter of 1996 from $345,000 in the first quarter of 1995. The decrease in premiums ceded to reinsurers resulted from the increase to $1.0 million in 1996 from $450,000 in 1995 in the Minnesota retention level under the Minnesota Workers' Compensation Reinsurance Association (the "WCRA") excess of loss reinsurance coverage. The Company expects a continued decline in premiums ceded due a reduction in the assessment rate charged by the Minnesota WCRA beginning in the third quarter of 1996. Colorado and Missouri retention levels remained at $500,000 in 1996. Premiums earned increased approximately 33.5% to $13.8 million in the first quarter of 1996 from $10.3 million in the first quarter of 1995 as a result of these changes.

INVESTMENT INCOME. Investment income increased to $1.3 million in the first quarter of 1996 from $560,000 in the first quarter of 1995 due to increased funds available for investment and increased yields on amounts invested. Funds available for investment increased to $77.0 million at March 31, 1996 from $38.0 million at March 31, 1995 due to the addition of approximately
$27.0 million net proceeds from a $29.9 million initial public offering in April 1995 and increased net cash provided by operating activities. Investment yields increased to 6.1% for the quarter ended March 31, 1996 from 5.8% for the quarter ended March 31, 1995 due to higher interest rates on U.S. Treasury securities purchased during the remainder of 1995 from rates on U.S. Treasury Securities purchased in prior years.

CLAIM AND CLAIM SETTLEMENT EXPENSES. Claim and claim settlement expenses increased approximately 19.2% to $7.9 million in the first quarter of 1996 from $6.6 million in the first quarter of 1995, due to the increase in premiums in force. As a percentage of premiums earned, claim and claim settlement expenses decreased to 57.6% for the first quarter of 1996 from 64.5% for the first quarter of 1995. In the first quarter of 1996, the Company reduced its estimate of pre-1995 unpaid claim and claim settlement expense liability, which resulted in a $425,000 reduction in first quarter 1996 claim and claim settlement expense. The decrease in claim and claim settlement expense as a percentage of premiums earned represents favorable development reflecting the Company's ability to manage and close prior years' claims more favorably than previously anticipated. The Company believes that continued application of its claims management technology and methods on prior years' open claims will continue to benefit future periods.

POLICY ACQUISITION COSTS. The following table summarizes policy acquisition costs for the three months ending March 31, 1996 and 1995:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                -----------------------
                                                  1996            1995
                                                --------        -------
                                                     (In thousands)
Commission expense                               $  886          $  529
Premium tax expense                                 298             213
Other policy acquisition costs                      396             166
                                                -------         -------
  Direct policy acquisition costs                 1,580             908

Ceding commissions
  Favorable claims experience adjustments
   for 1992 to 1994                                (225)            (15)
                                                -------         -------

Policy acquisition costs                         $1,355          $  893
                                                -------         -------
                                                -------         -------

Commission expense increased to 6.3% of gross premiums earned in the first quarter of 1996 from 5.0% in the first quarter of 1995. Commission expense increased as a result of new marketing programs instituted in 1995 and 1996 and a higher average commission paid to agents. The Company initiated marketing programs in the fourth quarter of 1995 and the first quarter of 1996 that increased commission rates to agents and expects commission rates to remain consistent with results attained in the first quarter of 1996 or increase slightly for the balance of the year. Premium tax expense increased slightly to 2.1% of gross premiums earned in the first quarter of 1996 from 2.0% in the first quarter of 1995 due to higher premium tax rates paid in Colorado. The Company expects premium tax expense as a percent of gross premiums earned to remain consistent with the results attained during the first quarter of 1996 for the balance of 1996. Other policy acquisition costs increased to 2.8% of gross premiums earned in the first quarter of 1996 from 1.6% in the first quarter of 1995 due to increased focus on marketing programs as the Company expands into new states and continues to grow in its more established markets and increased personnel costs necessary for the growth in in force premium.

Ceding commissions increased to a benefit of $225,000 in the first quarter of 1996 from a benefit of $15,000 in the first quarter of 1995 representing favorable adjustments recognized by the Company as a result of continued favorable claims experience for accident years 1993 and 1994.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased to $1.8 million in the first quarter of 1996 from $1.2 million in the first quarter of 1995. As a percentage of premiums earned, general and administrative expenses increased to 13.4% for the first quarter of 1996 from 12.0% for the first quarter of 1995. This increase reflects additional personnel costs for new employees, higher compensation for existing employees, expenses incurred for expansion in Missouri, and additional fees for professional services. The Company anticipates that general and administrative expenses will continue to increase in 1996 due to new office expansion in Missouri.

INTEREST EXPENSE. Interest expense decreased to $274,000 in the first quarter of 1996 from $323,000 in the first quarter of 1995 due to principal payments on the Series 1991A, Series 1991B and Senior Notes totaling approximately $1.4 million in December 1995. Notes payable decreased to $8.9 million at March 31, 1996 from $10.1 million at March 31, 1995 as a result of the payments. Interest expense is expected to remain consistent with the first quarter of 1996 results for the balance of the year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premiums and investment income while its cash requirements consist primarily of payments for claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, income taxes, capital expenditures, principal repayment and debt service on its outstanding Senior Notes and Series 1991A and 1991B Notes. The Company generates positive net cash from operations due, in part, to the timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Cash is invested pending future payments for such expenses. The Company's investment portfolio consists of U.S. Treasury and Agency Securities. Cash and cash equivalents consist primarily of U.S. Treasury or Agency Securities acquired under repurchase agreements with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests in short-term government securities. The Company does not invest in derivative securities.

Cash provided by operating activities for the three months ended March 31, 1996 was $6.8 million primarily as a result of the Company's net income of $2.3 million, an increase of $2.3 million in claim and claim settlement expenses which are non-cash accruals for future claims, an increase of $1.2 million in unearned premiums, net of premiums receivable and a decrease in amounts due from reinsurers of $727,000. Net cash used in investing activities was $9.1 million primarily as a result of purchases of $9.8 of available-for-sale securities and purchases of furniture and equipment of $250,000 offset by maturities of held-to-maturity securities of $1.0 million. Net cash provided by financing activities was $248,000 primarily the result of sales of common stock to the Company's ESOP.

The Company's investments increased to $77.0 million at March 31, 1996 from $68.5 million at December 31, 1995 from cash provided by operating and financing activities. Of the Company's investments at March 31, 1996, $56.6 million were classified as held-to-maturity and valued at amortized cost, while $20.4 were classified as available-for-sale and valued at fair value. All of the Company's investment securities at March 31, 1996 were U.S. Treasury or Agency
Securities. The amortized cost and estimated fair value of held-to-maturity and available-for-sale securities at March 31, 1996 by contractual maturities were as follows:

                                      HELD-TO-MATURITY          AVAILABLE-FOR-SALE             COMBINED
                                   ----------------------      --------------------     --------------------
                                   AMORTIZED        FAIR       AMORTIZED      FAIR      AMORTIZED      FAIR
MATURING:                             COST          VALUE         COST        VALUE        COST        VALUE
- --------                           ---------        -----      ---------      -----     ---------      -----
                                                                  (In thousands)
One year or less                    $ 2,512       $ 2,518        $  --         $  --      $ 2,512     $ 2,518
One year through five years          44,403        44,527         15,624        15,604     60,027      60,131
Five years through ten years          9,697        10,069          4,848         4,831     14,545      14,900
                                   --------      --------        -------       -------    -------     -------
Total                               $56,612       $57,114        $20,472       $20,435    $77,084     $77,549
                                   --------      --------        -------       -------    -------     -------
                                   --------      --------        -------       -------    -------     -------

The Company's need for additional capital is primarily the result of regulations which require certain ratios of capital to premiums written. In order for ACIC to begin operations, the Company raised capital and contributed it to ACIC. As ACIC grew, additional capital was required to support the higher premium levels. As a result, the

Company raised approximately $27.0 million in April 1995 through an initial public offering and $9.2 million in January 1994 through the issuance of Senior Notes and contributed $18.0 million in 1995 and $9.0 million in 1994 to ACIC. In the future, the Company expects that its need for additional capital will be primarily related to the growth of ACIC and the need to maintain appropriate capital to premium ratios as defined by state regulatory bodies. As an alternative to raising additional capital, the Company believes it could secure quota-share or other reinsurance agreements which would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements. The Company entered into its reinsurance agreements during 1992, 1993 and 1994 for that purpose.

The Company is organized as an operating corporation that has a wholly owned insurance company subsidiary, ACIC, for which the Company provides all operating functions pursuant to a service agreement (the "Service Agreement"). Under the Service Agreement, ACIC pays the Company a fee, based on gross premiums earned, for managed care, administration, claims adjustment and underwriting services.

State insurance regulations limit distributions, including dividends, from ACIC to the Company. The maximum amount of dividends that can be paid by ACIC to the Company in any year is equal to the lesser of: (i) 10% of ACIC's statutory surplus as of the end of the previous fiscal year, and (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to the Company in 1996, without regulatory approval, is $3.6 million. ACIC may be subject to more restrictive limitations on dividends as it enters additional states. ACIC has never paid a dividend to the Company and, for the foreseeable future, the Company intends to retain capital in ACIC to enable the Company to expand its operations.

The Company believes that cash flow generated by its operations and its cash and investment balances will be sufficient to fund continuing operations, principal repayments of $2.4 million due in December 1996, debt service on its outstanding Senior Notes, Series 1991A and Series 1991B Notes and capital expenditures for the next 12 months.


NAIC RISK-BASED CAPITAL STANDARDS

The National Association of Insurance Commissioners (NAIC) has adopted risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. The standards require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk.
These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. The Company's percentage of total adjusted capital is substantially in excess of authorized control level risk-based capital.


REGULATION

The Company's insurance subsidiary is subject to substantial regulation by the governmental agencies in the states in which it is licensed, and will be subject to such regulation in any state in which it provides workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of the business of the Company and its insurance subsidiary, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. The Company's insurance subsidiary is currently licensed to do business in Minnesota, Colorado, Missouri, Michigan and Pennsylvania.

The National Association of Insurance Commissioners is in the process of codifying statutory accounting principles. The ultimate completion date and impact of this project on current statutory policies and practices are not known.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which was to be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and income per share in the Company's Annual Report.

PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  LISTING OF EXHIBITS

              Exhibit 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME PER
                           COMMON AND COMMON SHARE EQUIVALENT

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RTW, INC.


Dated: May 8, 1996                     By         /s/ David C. Prosser
                                          ------------------------------------
                                                      David C. Prosser
                                                     Chairman, President,
                                           Chief Executive Officer and Director
                                               (Principal Executive Officer)


Dated: May 8, 1996                     By      /s/ Alfred L. LaTendresse
                                         -------------------------------------
                                                   Alfred L. LaTendresse
                                                 Secretary, Treasurer and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                     Accounting Officer)

                               EXHIBIT INDEX

 Exhibit
  Number                         Description                              Page
- ---------                        -----------                              ----
    11         Statement Regarding Computation of Net Income Per
                 Common and Common Share Equivalent                         16