Form 10-Q
period 1996-06-30
RTW INC /MN/
filed 1996-08-12
CIK 915781

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM__________ TO__________

                            COMMISSION FILE NUMBER 0-25508
                                                   -------

                                      RTW, INC.
                (Exact name of registrant as specified in its charter)

             MINNESOTA                                   41-1440870
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)



                      8500 NORMANDALE LAKE BOULEVARD, SUITE 1400
                              BLOOMINGTON, MN     55437
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

                             Yes   X     No
                                 ------    -----

At August 1, 1996, 11,807,201 shares of Common Stock were outstanding.



- --------------------------------------------------------------------------------

                                  TABLE OF CONTENTS
                                  -----------------


PART I - FINANCIAL INFORMATION                                           Page
- ------------------------------                                           ----

    Item 1.   Consolidated Financial Statements and Notes (Unaudited)      3

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8



PART II - OTHER INFORMATION
- ---------------------------

    Item 1.   Legal Proceedings                                           14


    Item 2.   Changes in Securities                                       14

    Item 3.   Defaults Upon Senior Securities                             14

    Item 4.   Submission of Matters to a Vote of Security Holders         14

    Item 5.   Other Information                                           14

    Item 6.   Exhibits and Reports on Form 8-K                            14


    Signatures                                                            15


    Exhibits                                                              16

ITEM 1:  FINANCIAL STATEMENTS


                            INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                           ----

FINANCIAL STATEMENTS

Consolidated Balance Sheets - June 30, 1996 and December 31, 1995           4

Consolidated Statements of Income - Three and six month periods ended
  June 30, 1996 and 1995                                                    5

Consolidated Statements of Cash Flows - Six months ended
  June 30, 1996 and 1995                                                    6


Notes to Consolidated Financial Statements                                  7

                               RTW, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1996 AND DECEMBER 31,1995
                          (In thousands, except share data)



                                                                                       JUNE 30,      DECEMBER 31,
                                                                                         1996           1995
                                                                                      ---------      ------------
    ASSETS                                                                           (Unaudited)
Investments:
  Held-to-maturity, at amortized cost, fair value of $55,954 and $59,571             $  56,064      $  57,662
  Available-for-sale, at fair value, amortized cost of $25,397 and $10,674              25,204         10,868
                                                                                      ---------      ---------
     Total investments                                                                  81,268         68,530
Cash and cash equivalents                                                               11,937         12,962
Accrued investment income                                                                1,654          1,376
Premiums receivable, less allowance of $100 and $73                                      4,876          2,903
Reinsurance receivable                                                                   7,274          8,312
Reinsurance premiums receivable, net                                                     1,872          1,569
Deferred policy acquisition costs                                                        1,467            858
Furniture and equipment, net                                                             2,476          1,957
Other assets                                                                             3,689          2,657
                                                                                      ---------      ---------

                                                                                     $ 116,513      $ 101,124
                                                                                      ---------      ---------
                                                                                      ---------      ---------

  LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                           $  42,337      $  37,138
Unearned premiums                                                                       14,510          9,606
Accrued expenses and other liabilities                                                   4,273          4,051
Notes payable, including related party notes of $85 and $85                              8,996          8,891
                                                                                      ---------      ---------
     Total liabilities                                                                  70,116         59,686

Shareholders' equity:
  Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 11,782,126 at June 30, 1996 and 11,709,199
    shares at December 31, 1995                                                         28,046         27,606
  Retained earnings                                                                     18,472         13,708
  Unrealized appreciation (depreciation) on securities available-for-sale                 (121)           124
                                                                                      ---------      ---------
     Total shareholders' equity                                                         46,397         41,438
                                                                                      ---------      --------

                                                                                     $ 116,513      $ 101,124
                                                                                      ---------      ---------
                                                                                      ---------      ---------

See accompanying notes to consolidated financial statements.

                               RTW, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
               THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                   (Unaudited, in thousands, except per share data)

                                                     FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                    ENDED JUNE 30,
                                                  ---------------------------      ---------------------------
                                                    1996             1995             1996             1995
                                                  ----------       ----------       ----------       ----------
REVENUES:
  Premiums earned                                $   15,344       $   11,847       $   29,108       $   22,155
  Investment income                                   1,378            1,066            2,666            1,626
                                                  ----------       ----------       ----------       ----------
     Total revenues                                  16,722           12,913           31,774           23,781

EXPENSES:
  Claim and claim settlement expenses                 8,588            7,515           16,511           14,164
  Policy acquisition costs                            1,792            1,071            3,147            1,964
  General and administrative expenses                 2,108            1,473            3,952            2,715
                                                  ----------       ----------       ----------       ----------
     Total expenses                                  12,488           10,059           23,610           18,843
                                                  ----------       ----------       ----------       ----------
Income from operations                                4,234            2,854            8,164            4,938

Interest expense                                        274              323              548              646
                                                  ----------       ----------       ----------       ----------
Income before income taxes                            3,960            2,531            7,616            4,292

Provision for income taxes                            1,479              939            2,852            1,583
                                                  ----------       ----------       ----------       ----------

Net income                                       $    2,481       $    1,592       $    4,764       $    2,709
                                                  ----------       ----------       ----------       ----------
                                                  ----------       ----------       ----------       ----------

Net income per common and
  common share equivalent                        $     0.20       $     0.14       $     0.39       $     0.27
                                                  ----------       ----------       ----------       ----------
                                                  ----------       ----------       ----------       ----------



See accompanying notes to consolidated financial statements.

                               RTW, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited, in thousands)


                                                                                          FOR THE SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                      ------------------------
                                                                                         1996           1995
                                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reconciliation of net income to net cash provided by operating activities:
     Net income                                                                      $   4,764      $   2,709
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      349            288
        Deferred income taxes                                                             (615)          (773)
        Changes in assets and liabilities:
           Premiums receivable, net of unearned premiums                                 2,931          2,163
           Amounts due from reinsurers                                                   1,038          2,531
           Unpaid claim and claim settlement expenses                                    5,199          6,428
           Other, net                                                                   (1,096)        (1,031)
                                                                                      ---------      ---------

              Net cash provided by operating activities                                 12,570         12,315

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of held-to-maturity securities                                                   -        (24,946)
  Maturities of held-to-maturity securities                                              1,500            -
  Purchases of available-for-sale securities                                           (14,772)        (2,569)
  Purchases of furniture and equipment                                                    (763)          (857)
                                                                                      ---------      ---------
              Net cash used in investing activities                                    (14,035)       (28,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public offering                                                              -         29,900
  Equity financing costs                                                                     -         (2,827)
  Redemption of common stock                                                                 -             (2)
  Stock options and warrants exercised                                                     204            -
  Sales of Common Stock to ESOP                                                            236            -
                                                                                      ---------      ---------
              Net cash provided by financing activities                                    440         27,071
                                                                                      ---------      ---------

NET DECREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (1,025)        11,014

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          12,962          3,083
                                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  11,937      $  14,097
                                                                                      ---------      ---------
                                                                                      ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                                        $     471      $     558
                                                                                      ---------      ---------
                                                                                      ---------      ---------

     Income taxes                                                                    $   3,533      $   2,610
                                                                                      ---------      ---------
                                                                                      ---------      ---------




See accompanying notes to consolidated financial statements.

                               RTW, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the 1995 Annual Report filed with the Securities and Exchange Commission (SEC) except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The financial information included herein, other than the consolidated balance sheet at December 31, 1995, has been prepared by management without audit by independent certified public accountants. The consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements for the year ended December 31, 1995, but does not include all the disclosures contained therein.

The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the RTW, Inc. Annual Report to Shareholders for the year ended December 31, 1995.

The financial statements for the three and six month periods ended June 30, 1995 have been reclassified to conform to the presentation at June 30, 1996. The reclassifications had no effect on net income.


NOTE B - STOCK SPLIT

On April 25, 1996, the Company's board of directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend to shareholders of record on the close of business on May 6, 1996. The shares were distributed to shareholders on May 17, 1996. All share and per share information has been restated to reflect the stock split.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following analysis of the consolidated results of operations and financial condition of RTW, Inc. (the "Company") and its wholly-owned subsidiary, American Compensation Insurance Company ("ACIC"), should be read in conjunction with the Company's consolidated financial statements and notes thereto at June 30, 1996 and December 31, 1995 and the three and six month periods ended June 30, 1996 and 1995.

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



RESULTS OF OPERATIONS

The following table summarizes the components of revenues for the three and six month periods ended June 30, 1996 and 1995 and premiums in force at June 30, 1996 and 1995:


                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------      ---------------------------
                                                    1996             1995             1996             1995
                                                  ----------       ----------       ----------       ----------
                                                        (In thousands)                     (In thousands)

Gross premiums earned                            $   15,242       $   12,272       $   29,282       $   22,925
Premiums ceded,
  excess of loss reinsurance                            102             (425)            (174)            (770)
                                                  ----------       ----------       ----------       ----------
  Premiums earned                                    15,344           11,847           29,108           22,155
Investment income                                     1,378            1,066            2,666            1,626
                                                  ----------       ----------       ----------       ----------

  Total revenues                                 $   16,722       $   12,913       $   31,774       $   23,781
                                                  ----------       ----------       ----------       ----------
                                                  ----------       ----------       ----------       ----------


                                                                                     1996             1995
                                                                                    ----------       ----------
                                                                                          (In thousands)
Premiums in force at June 30:
  Minnesota                                                                        $   51,100       $   44,600
  Colorado                                                                              9,600            1,300
  Missouri                                                                              1,500             -
                                                                                    ----------       ----------

  Total in force at June 30:                                                       $   62,200       $   45,900
                                                                                    ----------       ----------
                                                                                    ----------       ----------

PREMIUMS EARNED.   Gross premiums earned increased 24.2% to $15.2 million in
the second quarter of 1996 from $12.3 million in the second quarter of 1995 and 27.7% to $29.3 million for the six months ended June 30, 1996 from $22.9 million for the six months ended June 30, 1995. The increase in gross premiums resulted from to an increase in the amount of premiums in force as the Company's customer base grew to 2,341 customers at June 30, 1996 from 692 customers at June 30, 1995. The Company's average annual premium decreased to approximately $27,000 at June 30, 1996 from $66,000 at June 30, 1995 due to increased association business with smaller average premiums written. As a result of being successful in lowering customers loss experience (which reduces customer experience modifiers) and increased competition in the marketplace that began in late 1995, the Company is experiencing reduced premiums on renewal accounts. The impact of decreasing customer loss experience will continue to result in reduced premiums generated on renewal policies.

Premiums ceded to reinsurers decreased 124.0% to a benefit of $102,000 in the second quarter of 1996 from cost of $425,000 in the second quarter of 1995 and 77.4% to expense of $174,000 for the six months ended June 30, 1996 from expense of $770,000 for the six months ended June 30, 1995. The decrease in premiums ceded to reinsurers resulted from (i) the recognition of a benefit of $251,000 in the second quarter of 1996 due to an over estimate of ceded premiums at December 31, 1995, (ii) the decrease in ceded premium cost in Colorado and Missouri due to exceeding the minimum premium threshold due to increased premiums earned, and (iii) the increase to $1.0 million in 1996 from $450,000 in 1995 in the Minnesota retention level under the Minnesota Workers' Compensation Reinsurance Association (the "WCRA") excess of loss reinsurance coverage. Colorado and Missouri retention levels remained at $500,000 in 1996.

Premiums earned increased 29.5% to $15.3 million in the second quarter of 1996 from $11.8 million in the second quarter of 1995 and 31.4% to $29.1 million for the six months ended June 30, 1996 from $22.2 million for the six months ended June 30, 1995 as a result of these changes.

The Company expects continued growth in gross premiums earned in the second half of 1996 and premiums ceded are expected to increase as a percentage of gross premiums earned in the second half of 1996. The premium growth is expected to be slightly slower than the first half of 1996 and premiums ceded will not include an accrual reversal as recorded in the second quarter of 1996.

INVESTMENT INCOME. Investment income increased to $1.4 million in the second quarter of 1996 from $1.1 million in the second quarter of 1995 and increased to $2.7 million for the six months ended June 30, 1996 from $1.6 million for the six months ended June 30, 1995 due to increased funds available for investment and increased yields on new amounts invested. Funds available for investment increased to $81.3 million at June 30, 1996 from $60.6 million at June 30, 1995 due to increased net cash provided by operating activities. Investment yields increased to 6.16% for the quarter ended June 30, 1996 from 6.00% for the quarter ended June 30, 1995 and increased to 6.15% for the six months ended June 30, 1996 from 5.94% for the six months ended June 30, 1995 due to higher interest rates on U.S. Treasury securities purchased during the remainder of
1995 from rates on U.S. Treasury Securities purchased in prior years.   The
investment yield realized in future periods will be impacted by yields attained on new investments and yield changes on maturing investments. The Company expects that the investment yield for the second half of 1996 will be consistent with the yield attained during the first six months of 1996.

CLAIM AND CLAIM SETTLEMENT EXPENSES.   Claim and claim settlement expenses
increased approximately 14.3% to $8.6 million in the second quarter of 1996 from $7.5 million in the second quarter of 1995 and 16.6% to $16.5 million for the six months ended June 30, 1996 from $14.2 million for the six months ended June 30, 1995, due primarily to the increase in earned premiums. As a percentage of premiums earned, claim and claim settlement expenses decreased to 56.0% for the second quarter of 1996 from 63.4% for the second quarter of 1995 and decreased to 56.7% for the six months ended June 30, 1996 from 63.9% for the six months ended June 30, 1995. In the second quarter of 1996, the Company reduced its estimate of pre-1995 unpaid claim and claim settlement expenses, which resulted in a $650,000 reduction in second quarter 1996 claim and claim settlement expenses. Combined with the first quarter reduction of $425,000, the cumulative reduction totaled $1.1 million for the six months ended June 30, 1996. No comparative reductions were recorded for the three and six month periods ended June 30, 1995. The decrease in claim and claim settlement expense as a percentage of premiums earned represents favorable development reflecting the Company's ability to manage and close prior years' claims more favorably than previously anticipated. The Company believes that continued application of its claims management technology and methods on prior years' open claims will continue to benefit future periods.

POLICY ACQUISITION COSTS.    The following table summarizes policy acquisition
costs for the three and six month periods ending June 30, 1996 and 1995:



                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------      ---------------------------
                                                    1996             1995             1996             1995
                                                  ----------       ----------       ----------       ----------
                                                        (In thousands)                     (In thousands)
Commission expense                                $   1,056          $   579        $   1,942        $   1,108
Premium tax expense                                     311              243              609              456
Other policy acquisition costs                          475              265              871              431
                                                  ----------       ----------       ----------       ----------
  Direct policy acquisition costs                     1,842            1,087            3,422            1,995

Ceding commissions
  Favorable claims experience
  adjustments for 1992 to 1994                          (50)             (16)            (275)             (31)
                                                  ----------       ----------       ----------       ----------

Policy acquisition costs                          $   1,792        $   1,071        $   3,147        $   1,964
                                                  ----------       ----------       ----------       ----------
                                                  ----------       ----------       ----------       ----------



Commission expense increased to 6.9% of gross premiums earned in the second quarter of 1996 from 4.7% in the second quarter of 1995 and increased to 6.6% of gross premiums earned for the six months ended June 30, 1996 from 4.8% for the six months ended June 30, 1995. Commission expense increased as a result of new marketing programs instituted in 1995 and 1996 and higher average commissions paid to agents. The Company initiated marketing programs in the fourth quarter of 1995 and the first quarter of 1996 that increased commission rates to agents and expects commission rates to remain consistent with results attained in the second quarter of 1996 or increase slightly for the balance of the year. Premium tax expense was 2.0% of gross premiums earned in the second quarters of 1996 and 1995 and increased slightly to 2.1% of gross premiums earned for the six months ended June 30, 1996 from 2.0% for the six months ended June 30, 1995 due to higher premium tax rates paid in Colorado. The Company expects premium tax expense as a percent of gross premiums earned to remain consistent with the results attained during the six months ended June 30, 1996 for the balance of 1996. Other policy acquisition costs increased to 3.1% of gross premiums earned in the second quarter of 1996 from 2.2% in the second quarter of 1995 and increased to 3.0% of gross premiums earned for the six months ended June 30, 1996 from 1.9% for the six months ended June 30, 1995. This increase is due to increased focus on marketing programs as the Company expands into new states and continues to grow in its more established markets and increased personnel costs necessary for the growth in in force premium.

Ceding commissions increased to a benefit of $50,000 in the second quarter of 1996 from a benefit of $16,000 in the second quarter of 1995 and increased to a benefit of $275,000 for the six months ended June 30, 1996 from a benefit of $31,000 for the six months ended June 30, 1995 representing favorable adjustments recognized by the Company as a result of continued favorable claims experience for accident years 1993 and 1994. Future ceding commission changes will be impacted by development of reserves for 1992 through 1994.

GENERAL AND ADMINISTRATIVE EXPENSES.   The Company's general and administrative
expenses increased to $2.1 million in the second quarter of 1996 from $1.5 million in the second quarter of 1995 and increased to $4.0 million for the six months ended June 30, 1996 from $2.7 million for the six months ended June 30, 1995. As a percentage of premiums earned, general and administrative expenses increased to 13.7% for the second quarter of 1996 from 12.4% for the second quarter of 1995 and increased to 13.6% for the six months ended June 30, 1996 from 12.3% for the six months ended June 30, 1995. This increase reflects additional personnel costs for new employees, higher compensation for existing employees, expenses incurred for expansion in Missouri and additional fees for professional services. The Company anticipates that general and administrative expenses will continue to increase in 1996.

INTEREST EXPENSE. Interest expense decreased to $274,000 in the second quarter of 1996 from $323,000 in the second quarter of 1995 and to $548,000 for the six months ended June 30, 1996 from $646,000 for the six months ended June 30, 1995 due to principal payments on the Series 1991A, Series 1991B and Senior Notes totaling approximately $1.4 million in December 1995. Notes payable decreased to $9.0 million at June 30, 1996 from $10.1 million at June 30, 1995 as a result of the payments. Interest expense is expected to remain consistent with the results attained during the six months ended June 30, 1996 for the balance of the year.

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

Cash provided by operating activities for the six months ended June 30, 1996 was $12.6 million primarily as a result of the Company's net income of $4.8 million, an increase of $5.2 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, an increase of $2.9 million in unearned premiums, net of premiums receivable and a decrease in amounts due from reinsurers of $1.0 million. Net cash used in investing activities was $14.0 million primarily as a result of purchases of $14.8 million of available-for-sale securities and purchases of furniture and equipment of $763,000 offset by maturities of held-to-maturity securities of $1.5 million. Net cash provided by financing activities was $440,000 primarily the result of sales of common stock to the Company's ESOP and the exercise of stock options and warrants.

The Company's investments increased to $81.3 million at June 30, 1996 from $68.5 million at December 31, 1995 from cash provided by operating and financing activities. Of the Company's investments at June 30, 1996, $56.1 million were classified as held-to-maturity and valued at amortized cost, while $25.2 were classified as available-for-sale and valued at fair value. All of the Company's investment securities at June 30, 1996 were U.S. Treasury or Agency Securities. The amortized cost and estimated fair value of held-to-maturity and available-for-sale securities at June 30, 1996 by contractual maturities were as follows:


                                        HELD-TO-MATURITY               AVAILABLE-FOR-SALE              COMBINED
                                    ------------------------      ------------------------      ------------------------
                                     AMORTIZED         FAIR        AMORTIZED         FAIR        AMORTIZED         FAIR
MATURING:                              COST           VALUE          COST           VALUE          COST           VALUE
                                    ---------      ---------      ---------      ---------      ---------      ---------
                                                                       (In thousands)
One year or less                   $   2,005      $   2,006      $   5,085      $   5,114      $   7,090      $   7,120
One year through five years           44,353         44,029         15,459         15,334         59,812         59,363
Five years through ten years           9,706          9,919          4,853          4,756         14,559         14,675
                                    ---------      ---------      ---------      ---------      ---------      ---------

Total                              $  56,064      $  55,954      $  25,397      $  25,204      $  81,461      $  81,158
                                    ---------      ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------      ---------



Historically, changes in market interest rates have caused fluctuations in the fair value of securities. During 1996, the Company has invested solely in available for sale securities and intends to continue this investment strategy through the remainder of 1996. As a result of the increased holdings in securities classified as available for sale, and thus carried at fair value, the Company expects increased volatility in shareholders' equity as market interest rates and other factors change.

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

The Company is organized as an operating corporation that has a wholly owned insurance company subsidiary, ACIC, for which the Company provides all operating functions pursuant to a service agreement (the "Service Agreement"). Under the Service Agreement, ACIC pays the Company a fee, based on gross premiums earned, for managed care, claims adjustment administration and underwriting services.

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


FORWARD LOOKING STATEMENTS

Information included in this 10-Q which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", or continue or the negative thereof or other variations thereon or comparable termination constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to expand into new states and attract customers in those states, (ii) the Company's ability to further penetrate the market in its existing states, (iii) the Company's ability to retain its existing customers when their policies renew, (iv) competition from traditional workers' compensation insurance carriers and (v) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation.

PART II:      OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

              None


ITEM 2.  CHANGES IN SECURITIES

              None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable


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





                        RTW, INC.

Dated: August 8, 1996   By   /s/ David C. Prosser
                             ------------------------------------------------
                             David C. Prosser
                             Chairman, President, Chief Executive Officer and
                             Director
                             (Principal Executive Officer)



Dated: August 8, 1996   By   /s/ Alfred L. LaTendresse
                             ------------------------------------------------
                             Alfred L. LaTendresse
                             Secretary, Treasurer and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX


Exhibit
Number                       Description                                  Page
- -------  -----------------------------------------------------------      ----

  11          Statement Regarding Computation of Net Income Per Common
              and Common Share Equivalent                                  17