Form 10-Q
period 1996-09-30
RTW INC /MN/
filed 1996-11-13
CIK 915781

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ......... TO .......

                           COMMISSION FILE NUMBER 0-25508

                                   RTW, INC.

             (Exact name of registrant as specified in its charter)

                MINNESOTA                              41-1440870
    .................................     ....................................
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)


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

                               Yes   X      No
                                  ------

At November 1, 1996, 11,807,501 shares of Common Stock were outstanding.

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                        Page
                                                                      -----
   Item 1.   Consolidated Financial Statements and Notes                 3
             (Unaudited)


   Item 2.   Management's Discussion and Analysis of Financial           8
             Condition and Results of Operations



PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                          14

   Item 2.   Changes in Securities                                      14

   Item 3.   Defaults Upon Senior Securities                            14

   Item 4.   Submission of Matters to a Vote of Security Holders        14

   Item 5.   Other Information                                          14

   Item 6.   Exhibits and Reports on Form 8-K                           14


   Signatures                                                           15

   Exhibits                                                             16

ITEM 1:   FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----
FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 1996
and December 31, 1995                                                   4

Consolidated Statements of Income - Three and nine month periods
ended September 30, 1996 and 1995                                       5

Consolidated Statements of Cash Flows -
Nine months ended September 30, 1996 and 1995                           6

Notes to Consolidated Financial Statements                              7

                            RTW, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31,1995
                       (In thousands, except share data)

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    1996            1995
                                                                                -------------   ------------
          ASSETS                                                                 (Unaudited)
Investments:
  Held-to-maturity, at amortized cost, fair value of $54,464 and $59,571          $   54,519     $   57,662
  Available-for-sale, at fair value, amortized cost of $30,448 and $10,674            30,247         10,868
                                                                                -------------   ------------
      Total investments                                                               84,766         68,530
Cash and cash equivalents                                                             13,928         12,962
Accrued investment income                                                              1,255          1,376
Premiums receivable, less allowance of $75 and $73                                     4,614          2,903
Reinsurance receivable                                                                 6,795          8,312
Reinsurance premiums receivable, net                                                   1,388          1,569
Deferred policy acquisition costs                                                      1,690            858
Furniture and equipment, net                                                           2,932          1,957
Other assets                                                                           3,422          2,657
                                                                                -------------   ------------

                                                                                  $  120,790     $  101,124
                                                                                -------------   ------------
                                                                                -------------   ------------
          LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                        $   45,178     $   37,138
Unearned premiums                                                                     14,050          9,606
Accrued expenses and other liabilities                                                 2,977          4,051
Notes payable, including related party notes of $85 and $85                            9,049          8,891
                                                                                -------------   ------------
      Total liabilities                                                               71,254         59,686

Shareholders' equity:
  Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 11,807,501 shares at September 30, 1996 and
    11,709,199 shares at December 31, 1995                                            28,609         27,606
  Retained earnings                                                                   21,054         13,708
  Unrealized appreciation (depreciation) on securities available-for-sale               (127)           124
                                                                                -------------   ------------
      Total shareholders' equity                                                      49,536         41,438
                                                                                -------------   ------------

                                                                                  $  120,790     $  101,124
                                                                                -------------   ------------
                                                                                -------------   ------------





See accompanying notes to consolidated financial statements.

                           RTW, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
          THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                 (Unaudited, in thousands, except per share data)



                                               FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                               ENDED  SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                               --------------------   -------------------
                                                   1996       1995     1996      1995
                                               ----------- --------- --------- ----------
REVENUES:
   Premiums earned                             $  16,914   $  11,652 $  46,022 $   33,807
   Investment income                               1,465       1,164     4,131      2,790
                                               ----------- --------- --------- ----------
      Total revenues                              18,379      12,816    50,153     36,597

EXPENSES:
   Claim and claim settlement expenses            10,114       7,139    26,625     21,303
   Policy acquisition costs                        2,043         803     5,190      2,767
   General and administrative expenses             1,815       1,467     5,767      4,182
                                               ----------- --------- ---------  ---------
      Total expenses                              13,972       9,409    37,582     28,252
                                               ----------- --------- ---------  ---------
Income from operations                             4,407       3,407    12,571      8,345

Interest expense                                     273         323       821        969
                                               ----------- --------- ---------  ---------
Income before income taxes                         4,134       3,084    11,750      7,376

Provision for income taxes                         1,552       1,186     4,404      2,769
                                               ----------- --------- ---------  ---------
Net income                                      $  2,582    $  1,898  $  7,346   $  4,607
                                               ----------- --------- ---------  ---------
                                               ----------- --------- ---------  ---------
Net income per common and
   common share equivalent                       $  0.21    $   0.16   $  0.60  $    0.43
                                               ----------- --------- ---------  ---------
                                               ----------- --------- ---------  ---------


See accompanying notes to consolidated financial statements.

                           RTW, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (Unaudited, in thousands)




                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                         ----------------------
                                                            1996        1995
                                                         ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reconciliation of net income to net cash
    provided by operating activities:
      Net income                                         $  7,346     $  4,607
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                        554          449
         Deferred income taxes                               (564)        (858)
         Changes in assets and liabilities:
            Amounts due from reinsurers                     1,698        3,275
            Unpaid claim and claim settlement expenses      8,040        9,176
            Unearned premiums, net of premiums receivable   2,733        1,053
            Other, net                                     (1,119)      (3,107)
                                                        ---------    ---------
               Net cash provided by operating activities   18,688       14,595

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of held-to-maturity securities                     -      (27,858)
   Maturities of held-to-maturity securities                3,000            -
   Purchases of available-for-sale securities             (19,845)      (2,569)
   Purchases of furniture and equipment                    (1,371)        (971)
                                                        ---------    ---------
               Net cash used in investing activities      (18,216)     (31,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from public offering                                -       29,900
   Equity financing costs                                       -       (2,860)
   Redemption of common stock                                   -           (2)
   Stock options and warrants exercised                       258           33
   Sales of Common Stock to ESOP                              236            -
                                                        ---------    ---------
               Net cash provided by financing activities      494       27,071
                                                        ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     966       10,268

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             12,962        3,083
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  13,928    $  13,351
                                                        ---------    ---------
                                                        ---------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                             $  692     $    815
                                                        ---------    ---------
                                                        ---------    ---------
      Income taxes                                       $  4,758     $  3,973
                                                        ---------    ---------
                                                        ---------    ---------

See accompanying notes to consolidated financial statements.

                           RTW, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                (Unaudited)



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

The financial statements for the three and nine month periods ended September 30, 1995 have been reclassified to conform to the presentation at September 30, 1996. The reclassifications had no effect on net income.


NOTE B - STOCK SPLIT

On April 25, 1996, the Company's board of directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend to shareholders of record on the close of business on May 6, 1996. The shares were distributed to shareholders on May 17, 1996. All share and per share information has been restated to reflect the stock split.


NOTE C - EXERCISE OF NON-QUALIFIED STOCK OPTIONS

The exercise of non-qualified stock options in the nine month period ending September 30, 1996 resulted in an income tax benefit of $509,000 which was credited to Common Stock. The income tax benefit is the tax effect of the difference between the market price on the date of exercise and the option price.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following analysis of the consolidated results of operations and financial condition of RTW, Inc. (the "Company") and its wholly-owned subsidiary, American Compensation Insurance Company ("ACIC"), should be read in conjunction with the Company's consolidated financial statements and notes thereto at September 30, 1996 and December 31, 1995 and the three and nine month periods ended September 30, 1996 and 1995.

The Company's revenues consist of premiums earned and investment income. Premiums earned during a period are the gross premiums earned by the Company on outstanding workers' compensation policies less the amount of any premiums ceded to reinsurers. Investment income represents income on the Company's investment portfolio.

The Company's expenses are comprised of claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.



RESULTS OF OPERATIONS

The following table summarizes the components of revenues for the three and nine month periods ended September 30, 1996 and 1995 and premiums in force at September 30, 1996 and 1995:


                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------    -------------------------------
                                      1996              1995              1996             1995
                                  ------------      ------------      ------------     ------------
                                           (In thousands)                     (In thousands)


Gross premiums earned              $  17,161          $  12,163         $  46,443        $  35,088
Premiums ceded,
  excess of loss reinsurance            (247)              (511)             (421)          (1,281)
                                   ---------          ---------         ---------        ---------
    Premiums earned                   16,914             11,652            46,022           33,807
Investment income                      1,465              1,164             4,131            2,790
                                   ---------          ---------         ---------        ---------
    Total revenues                 $  18,379          $  12,816         $  50,153        $  36,597
                                   ---------          ---------         ---------        ---------
                                   ---------          ---------         ---------        ---------

                                                                           1996             1995
                                                                        ---------        ---------
                                                                              (In thousands)

Premiums in force at September 30:
    Minnesota                                                           $  52,900        $  44,700
    Colorado                                                               10,600            1,600
    Missouri                                                                3,000                -
                                                                        ---------        ---------
    Total in force at September 30:                                     $  66,500        $  46,300
                                                                        ---------        ---------
                                                                        ---------        ---------

PREMIUMS EARNED.    Gross premiums earned increased 41.1% to $17.2 million in
the third quarter of 1996 from $12.2 million in the third quarter of 1995 and 32.4% to $46.4 million for the nine months ended September 30, 1996 from $35.1 million for the nine months ended September 30, 1995. The increase in gross premiums earned resulted from to an increase in the amount of premiums in force as the Company's customer base grew to 2,613 customers at September 30, 1996 from 772 customers at September 30, 1995. The Company's average annual premium decreased to approximately $25,000 at September 30, 1996 from $60,000 at September 30, 1995 due primarily to increased association business with smaller average premiums written.

The following factors have resulted premium reductions on renewal accounts and reduced premiums on new accounts.

    +  Legislative action has reduced estimated loss costs.
    + From October 1995 through September 1996, the Company attempted to write more customers with credit experience modifiers and experienced increased competition in this customer base (including traditional insurance companies competing in greater numbers for accounts). The Company has repositioned its marketing efforts to refocus on its traditional debit experience modifier customer base.
    + The Company continues, as anticipated, to experience reduced pricing on renewal policies due to its success in lowering customers' loss experience which reduces customer experience modifiers.

The impact of legislative changes in estimated loss costs, increased competition in credit modifier customers and decreasing customer loss experience can continue to result in lower premiums generated on new and renewal policies through the remainder of 1996 and into 1997.

Premiums ceded to reinsurers decreased 51.7% to a cost of $247,000 in the third quarter of 1996 from a cost of $511,000 in the third quarter of 1995 and 67.1% to a cost of $421,000 for the nine months ended September 30, 1996 from a cost of $1,281,000 for the nine months ended September 30, 1995. The decrease in premiums ceded to reinsurers resulted from (i) the recognition of a benefit of $251,000 in the second quarter of 1996 due to an over estimate of ceded premiums at December 31, 1995, (ii) the decrease in ceded premium cost in Colorado and Missouri due to exceeding the minimum premium threshold, and (iii) the increase to $1.0 million in 1996 from $450,000 in 1995 in the Minnesota retention level under the Minnesota Workers' Compensation Reinsurance Association (the "WCRA") excess of loss reinsurance coverage. Colorado and Missouri retention levels remained at $500,000 in 1996.

Premiums earned increased 45.2% to $16.9 million in the third quarter of 1996 from $11.7 million in the third quarter of 1995 and 36.1% to $46.0 million for the nine months ended September 30, 1996 from $33.8 million for the nine months ended September 30, 1995 as a result of these changes.

The Company expects continued growth in gross premiums earned for the remainder of 1996 and premiums ceded are expected to increase as a percentage of gross premiums earned for the last quarter of the year. The premium growth is expected to be less than the first nine months of 1996 and premiums ceded will not include an accrual reversal as recorded in the second quarter of 1996.

INVESTMENT INCOME. Investment income increased to $1.5 million in the third quarter of 1996 from $1.2 million in the third quarter of 1995 and increased to $4.1 million for the nine months ended September 30, 1996 from $2.8 million for the nine months ended September 30, 1995 due to increased funds available for investment and increased yields on new amounts invested. Funds invested increased to $84.8 million at September 30, 1996 from $63.4 million at September 30, 1995 due to increased net cash provided by operating activities. Investment yields were unchanged at 6.23% for the quarters ended September 30, 1996 and September 30, 1995 and increased to 6.18% for the nine months ended September 30, 1996 from 6.06% for the nine months ended September 30, 1995 due to higher interest rates on U.S. Treasury securities purchased during the remainder of 1995 and in 1996 from rates on U.S. Treasury Securities purchased in prior
years.   The investment yield realized in future periods will be impacted by yields attained on new investments and yield changes on maturing investments. The Company expects that the investment yield for the remainder of 1996 will be consistent with the yield attained during the first nine months of 1996.

CLAIM AND CLAIM SETTLEMENT EXPENSES.    Claim and claim settlement expenses
increased approximately 41.7% to $10.1 million in the third quarter of 1996 from $7.1 million in the third quarter of 1995 and 25.0% to $26.6 million for the nine months ended September 30, 1996 from $21.3 million for the nine months ended September 30, 1995, due primarily to the increase in earned premiums. As a percentage of premiums earned, claim and claim settlement expenses decreased to 59.8% for the third quarter of 1996 from 61.3% for the third quarter of 1995 and decreased to 57.9% for the nine months ended September 30, 1996 from 63.0% for the nine months ended September 30, 1995. In the third quarter of 1996, the Company reduced its estimate of pre-1996 unpaid claim and claim settlement expenses, which resulted in a $608,000 reduction in third quarter 1996 claim and claim settlement expenses. Combined with the first quarter reduction of $425,000 and the second quarter reduction of $650,000, the cumulative reduction totaled approximately $1.7 million for the nine months ended September 30, 1996. Comparatively, the company recorded a third quarter reduction of $300,000 in 1995 and a cumulative reduction of $300,000 for the nine month period ended September 30, 1995. The decrease in claim and claim settlement expense as a percentage of premiums earned represents continued favorable development reflecting the Company's ability to manage and close prior years' claims more favorably than previously anticipated. The Company believes that continued application of its claims management technology and methods on open claims from 1995 and prior years will continue to benefit future periods.

Average claim cost has decreased due to efficiencies within the Company and legislative changes in benefits to claimants. The Company believes that, in the current environment (reduced premiums due to legislative changes in estimated loss costs, increased competition in credit modifier customers written from October 1995 through September 1996 and decreasing customer loss experience and decreasing average claim costs), it may experience upward pressure on claim and claim settlement expense as a percentage of premiums earned.

POLICY ACQUISITION COSTS.     The following table summarizes policy acquisition
costs for the three and nine month periods ending September 30, 1996 and 1995:


                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------   -------------------------------
                                       1996                 1995          1996                  1995
                                    ----------            ----------   ----------           ----------
                                             (In thousands)                     (In thousands)


Commission expense                   $  1,333             $    599     $  3,275             $  1,707
Premium tax expense                       349                  248          958                  704
Other policy acquisition costs            503                  222        1,374                  653
                                   ----------             ----------   ----------           ----------
   Direct policy acquisition costs      2,185                1,069        5,607                3,064

Ceding commissions
   Favorable claims experience
     adjustments for 1992 to 1994        (142)                (266)       (417)                 (297)
                                   ----------             ----------   ----------           ----------
Policy acquisition costs             $  2,043               $  803     $ 5,190              $  2,767
                                   ----------             ----------   ----------           ----------
                                   ----------             ----------   ----------           ----------



Commission expense increased to 7.8% of gross premiums earned in the third quarter of 1996 from 4.9% in the third quarter of 1995 and increased to 7.1% of gross premiums earned for the nine months ended September 30, 1996 from 4.9% for the nine months ended September 30, 1995. Commission expense increased as a result of new marketing programs instituted in 1995 and 1996 and higher average commissions paid to agents. The Company initiated marketing programs in the fourth quarter of 1995 and the first quarter of 1996 that increased commission rates to agents and expects commission rates to remain consistent with results attained in the third quarter of 1996 or increase slightly for the balance of the year. Premium tax expense was 2.0% of gross premiums earned in the third quarters of 1996 and 1995 and increased slightly to 2.1% of gross premiums earned for the nine months ended September 30, 1996 from 2.0% for the nine months ended September 30, 1995 due to higher premium tax rates paid in Colorado. The Company expects premium tax expense as a percent of gross premiums earned to remain consistent with the results attained during the nine months ended September 30, 1996 for the balance of 1996. Other policy acquisition costs increased to 2.9% of gross premiums earned in the third quarter of 1996 from 1.8% in the third quarter of 1995 and increased to 3.0% of gross premiums earned for the nine months ended September 30, 1996 from 1.9% for the nine months ended September 30, 1995. This increase is due to increased focus on marketing programs as the Company expands into new states and continues to grow in its more established markets and increased personnel costs necessary for the growth in in force premiums.

Ceding commissions decreased to a benefit of $142,000 in the third quarter of 1996 from a benefit of $266,000 in the third quarter of 1995 and increased to a benefit of $417,000 for the nine months ended September 30, 1996 from a benefit of $297,000 for the nine months ended September 30, 1995 representing favorable adjustments recognized by the Company as a result of continued favorable claims experience for accident years 1992 through 1994. The Company ceded premiums and related claim and claim settlement expenses in 1994, 1993 and 1992 at 25%, 67% and 67%, respectively to a reinsurer on a quota share basis. As claims are settled for 1994, 1993 and 1992, the Company makes adjustments reflecting the adjusted ceded losses and ceding commissions. Future ceding commission changes will be affected by the continued development of the reserves with respect to 1994, 1993 and 1992.

GENERAL AND ADMINISTRATIVE EXPENSES.    The Company's general and administrative
expenses increased to $1.8 million in the third quarter of 1996 from $1.5 million in the third quarter of 1995 and increased to $5.8 million for the nine months ended September 30, 1996 from $4.2 million for the nine months ended September 30, 1995. As a percentage of premiums earned, general and administrative expenses decreased to 10.7% for the third quarter of 1996 from 12.6% for the third quarter of 1995 and increased to 12.5% for the nine months ended September 30, 1996 from 12.4% for the nine months ended September 30, 1995. This increase reflects additional personnel costs for new employees, higher compensation for existing employees, expenses incurred for expansion in Missouri and additional fees for professional services. The Company anticipates that general and administrative expenses will continue to increase in both dollars spent and as a percentage of premiums earned for the remainder of 1996.

INTEREST EXPENSE.   Interest expense decreased to $273,000 in the third quarter of 1996 from $323,000 in the third quarter of 1995 and to $821,000 for the nine months ended September 30, 1996 from $969,000 for the nine months ended September 30, 1995 due to principal payments on the Series 1991A, Series 1991B and Senior Notes totaling approximately $1.4 million in December 1995. Notes payable decreased to $9.0 million at September 30, 1996 from $10.2 million at September 30, 1995 as a result of the payments. Interest expense is expected to remain consistent with the results attained during the nine months ended September 30, 1996 for the balance of the year.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premiums and investment income while its cash requirements consist primarily of payments for claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, income taxes, capital expenditures, principal repayment and debt service on its outstanding Senior Notes, Series 1991A and 1991B Notes. The Company generates positive net cash from operations due, in part, to the timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Cash is invested pending future payments for such expenses. The Company's investment portfolio consists of U.S. Treasury and Agency Securities. Cash and cash equivalents consist primarily of U.S. Treasury or Agency Securities acquired under repurchase agreements with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests in short-term government securities. The Company does not invest in derivative securities.

Cash provided by operating activities for the nine months ended September 30, 1996 was $18.2 million primarily as a result of the Company's net income of $7.3 million, an increase of $8.0 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, an increase of $2.7 million in unearned premiums, net of premiums receivable and a decrease in amounts due from reinsurers of $1.7 million. Net cash used in investing activities was $18.2 million primarily as a result of purchases of $19.8 million of available-for-sale securities and purchases of furniture and equipment of $1.4 million offset by maturities of held-to-maturity securities of $3.0 million. Net cash provided by financing activities was $494,000 primarily the result sales of common stock to the Company's ESOP and the exercise of stock options and warrants.

The Company's investments increased to $84.8 million at September 30, 1996 from $68.5 million at December 31, 1995 from cash provided by operating and investing activities. Of the Company's investments at September 30, 1996, $54.5 million were classified as held-to-maturity and valued at amortized cost, while $30.3 million were classified as available-for-sale and valued at fair value. All of the Company's investment securities at September 30, 1996 were U.S. Treasury or Agency Securities. The amortized cost and estimated fair value of held-to-maturity and available-for-sale securities at September 30, 1996 by contractual maturities were as follows:


                                   HELD-TO-MATURITY        AVAILABLE-FOR-SALE             COMBINED
                                ----------------------  ------------------------   -----------------------
                                 AMORTIZED     FAIR      AMORTIZED       FAIR       AMORTIZED      FAIR
MATURING:                          COST        VALUE       COST          VALUE        COST         VALUE
---------                       ----------  ----------  ----------    ----------   ----------   ----------
                                                             (In thousands)
One year or less                 $   500    $   500      $ 5,064       $ 5,088       $ 5,564      $ 5,588
One year through five years       44,303     44,036       20,527        20,390        64,830       64,426
Five years through ten years       9,716      9,928        4,857         4,769        14,573       14,697
                                 -------    -------      -------       -------       -------       ------

Total                            $54,519    $54,464      $30,448       $30,247       $84,967      $84,711
                                 -------    -------      -------       -------       -------      -------
                                 -------    -------      -------       -------       -------      -------


Historically, changes in market interest rates have caused fluctuations in the fair value of securities. During 1996, the Company has invested solely in available-for-sale securities and intends to continue this investment strategy through the remainder of 1996. As a result of the increased holdings in securities classified as available-for-sale, and thus carried at fair value, the Company expects increased volatility in shareholders' equity as market interest rates and other factors change.

The Company's need for additional capital is primarily the result of regulations which require certain ratios of capital to premiums written. In order to support premium growth, ACIC required additional capital to support the higher premium levels. The Company raised approximately $27.0 million in April 1995 through an initial public offering and contributed $18.0 million in 1995 to ACIC. In the future, the Company expects that its need for additional capital will be primarily related to the growth of ACIC and the need to maintain appropriate capital to premium ratios as defined by state regulatory bodies. As an alternative to raising additional capital, the Company believes it could secure quota-share or other reinsurance agreements which would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements. The Company entered into its quota share reinsurance agreements during 1992, 1993 and 1994 for that purpose.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which was to be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and net income per common and common share equivalent in the Company's Annual Report.


FORWARD LOOKING STATEMENTS

Information included in this 10-Q which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to expand into new states and attract customers in those states, (ii) the Company's ability to further penetrate the market in its existing states, (iii) competition from traditional workers' compensation insurance carriers, (iv) the Company's ability to retain its existing customers at favorable beneficial premium rates when their policies renew and (v) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation.

PART II:  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

            None

ITEM 2.   CHANGES IN SECURITIES
-------------------------------

            None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

            None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

            Not applicable

ITEM 5.   OTHER INFORMATION
---------------------------

            None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a) Listing of Exhibits
              -------------------

                 Exhibit 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME PER
                              COMMON AND COMMON SHARE EQUIVALENT

                 Exhibit 27 - FINANCIAL STATEMENT SCHEDULE

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   RTW, INC.

Dated: November 11, 1996        By    /s/ David C. Prosser
                                    --------------------------------------
                                    David C. Prosser
                                    Chairman, President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)



Dated: November 11, 1996        By    /s/ Alfred L. LaTendresse
                                    --------------------------------------
                                    Alfred L. LaTendresse
                                    Secretary, Treasurer and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


 Exhibit
  Number                          Description                             Page
---------- -----------------------------------------------------------   ------


11          Statement Regarding Computation of Net Income Per Common
              and Common Share Equivalent                                   17


27          Financial Statement Schedule                                    18