Form 10-K
period 1996-12-31
RTW INC /MN/
filed 1997-03-27
CIK 915781

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM            TO
                                                 -----------   -----------

                        COMMISSION FILE NUMBER:   0-25508
                                                  -------

                                    RTW, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                            41-1440870
     -------------------------------      -----------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                   8500 NORMANDALE LAKE BOULEVARD,  SUITE 1400
                            BLOOMINGTON, MN    55437
              (Address of principal executive offices and zip code)

        Registrant's telephone number, including area code:(612) 893-0403

               Securities registered pursuant to 12(b) of the Act:       None

 Securities registered pursuant to 12(g) of the Act: Common Stock, no par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No
                                  ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:      (        )

As of March 10, 1997, 11,807,726 shares of Common Stock, no par value, were outstanding. As of March 10, 1997, assuming as fair value the last sale price of $8.25 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $41,082,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Proxy Statement for its annual meeting of shareholders to be held in May 1997, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1996, is incorporated by reference in Part III of this Report on Form 10-K.

                                TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----

     Item 1.   Business                                                        3
               Executive Officers of the Registrant                            9
     Item 2.   Properties                                                     10
     Item 3.   Legal Proceedings                                              10
     Item 4.   Submission of Matters for a Vote of Security Holders           10


PART II
-------
     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                            11
     Item 6.   Selected Financial Data                                        11
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            12
     Item 8.   Financial Statements and Supplementary Data                    23
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            39


PART III
--------
     Item 10.  Directors and Executive Officers of the Registrant             39
     Item 11.  Executive Compensation                                         39
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                                 39
     Item 13.  Certain Relationships and Related Transactions                 39


PART IV
-------
     Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                    40
     Signatures                                                               42

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     RTW, Inc. (the "Company") provides comprehensive management products and services to employers for their workers' compensation programs in Minnesota, Colorado, Missouri, Michigan and Illinois and has obtained licenses but is not yet operating in Massachusetts and Pennsylvania. The Company believes its proprietary management approach substantially reduces wage replacement costs and medical expenses resulting from workplace injuries. The Company focuses on controlling costs by returning injured employees to work as soon as possible and by actively managing all participants in the workers' compensation system, including employers, employees and medical care providers. Elements of the Company's management approach include:

     -    thorough on-site evaluation of potential customers;
     -    active training of customers in the Company's procedures;
     -    prompt identification of potentially high-cost injuries; and
     - rapid intervention in, and intensive management of, potentially high-cost injuries.

     The Company also uses management techniques such as designated health care providers, medical fee schedule review, utilization review and peer review to control medical costs. In order to benefit directly from the use of its proprietary methods, the Company combines its management services with workers' compensation insurance products underwritten by its wholly owned subsidiary, American Compensation Insurance Company ("ACIC").

INDUSTRY

     Workers' compensation benefits are mandated and regulated by individual states, and every state requires employers to provide wage replacement and medical benefits to work accident victims regardless of fault. Virtually all employers in the United States are required either to purchase workers' compensation insurance from a private insurance carrier, to obtain coverage from a state managed fund or, if permitted by their state, to be self-insured. Workers' compensation laws generally mandate two types of benefits for injured employees: (i) indemnity payments that consist of temporary wage replacement or permanent disability payments and (ii) medical benefits that include expenses related to diagnosis and treatment of the injury as well as rehabilitation, if necessary. On an industry-wide basis, indemnity payments represent approximately 60% of benefits paid, while medical benefits account for the remaining 40%.

     Workers' compensation costs grew approximately 11.5% annually from 1960 to 1990. Premium growth flattened from 1991 to 1992 and has since declined by approximately 8% through 1996. Estimated insurance premiums and self-insurance costs totaled approximately $53 billion nationwide in 1996. This $53 billion includes: (i) the traditional, or private residual market, estimated at $25 billion, including commercial insurers and state operated assigned risk pools established for high risk employers; (ii) state funds, estimated at $10 billion, operated in 27 states in order to increase competition and stabilize the market; and (iii) self-funded employers, estimated at $18 billion.

     Indemnity payments, which are established by legislative action, have risen, in part, because of higher wage levels and increased state mandated benefits. Medical expenses have also increased due to the general rise in the cost of health care and the statutory requirement that employers provide coverage of all compensable medical costs, without any copayment by the employee. The Company believes the most significant factor affecting the cost of workers' compensation, however, results from incentives in the system for injured employees to remain away from work and to continue collecting indemnity payments and receiving medical treatment beyond the point that is necessary.

     The Company believes that workers' compensation insurance companies have not effectively controlled costs in the industry. Traditional insurance company practices have focused on managing specific aspects of the system, such as workplace safety, and on implementing certain medical cost containment measures.

     While traditional efforts have reduced costs in certain areas, the Company believes these efforts have not had a significant effect on the overall system because they have not focused effectively on controlling indemnity payments. In addition, the Company believes traditional efforts have addressed only certain components of the workers' compensation system, and have not provided a comprehensive management approach specifically designed for the workers' compensation system.

THE COMPANY'S MANAGEMENT APPROACH

     The Company seeks to control workers' compensation costs through a proprietary management approach that is specifically designed for the workers' compensation system. The Company's management strategy seeks to reduce workers' compensation costs significantly through early intervention in each employee injury and intensive management of all participants in the system, including employers, injured employees and medical care providers, as well as legal and judicial participants in the workers' compensation system. Through early intervention, the Company promptly identifies cases that have the potential to result in significant expenses and acts to control these expenses before they are incurred. The Company focuses on controlling indemnity payments for lost wages, the largest component of workers' compensation costs, by quickly returning employees to work. As part of this strategy, the Company attempts to return an injured employee to his or her original position if the employee is capable, or to place the employee in a transitional, light-duty position until the employee is able to resume his or her former position. By promptly returning an employee to work, the Company has found that not only indemnity payments, but also medical expenses per injury, are substantially reduced. In addition, the Company uses management techniques such as designated health care providers, medical fee schedule review, utilization review and peer review to control medical costs.

     The Company uses six-person operating teams to implement its management approach. An operating team handles all of the claims for a specific group of customers and is accountable within the Company for the loss experience of these customers. Each team generally consists of two registered nurses, a licensed practical nurse, a statutory claims administrator, an assistant claims administrator and a clerical support person. A team's nurses are responsible for evaluating the medical condition of an injured employee and monitoring the employee's medical treatment. The claims administrators are responsible for determining the eligibility of claims, paying benefits in a timely manner and following statutory requirements for administration of claims. The operating teams meet regularly to discuss strategies for managing difficult claims and to review strategies and procedures that have been particularly successful in resolving disputes.

     The following sections summarize the Company's approach to managing the various participants in the system.

     EMPLOYERS. Generally, each customer is assigned to an operating team responsible for managing the customer relationship. Prior to accepting an employer as a customer, members of an operating team conduct a risk assessment and provide an explanation of the Company's methods and procedures to the employer. The risk assessment forms a part of the Company's underwriting process and includes an evaluation of the employer's willingness to follow the Company's procedures. Before the Company accepts an employer as a customer, the Company and the employer sign an agreement in which the employer agrees to comply with the Company's early intervention methods and to provide transitional, light-duty work for injured employees until such time as they are able to resume their normal positions. To ensure that the Company's early intervention techniques succeed, the Company requests prompt notification from the employer of all injuries, typically 24 to 48 hours after the employer learns of the injury.

     The operating team is responsible for implementing a workers' compensation program for the customer, training the customer's personnel in the Company's methods and procedures and managing all reported injuries for this customer.
The operating team meets with the customer, provides loss reports showing current claims status, conducts an annual account review and maintains active communications on open injury matters. The operating team may make workplace safety recommendations or retain a workplace safety engineering firm to assist its customers to remedy work conditions that the operating team determines constitute an inappropriate risk. In addition, the operating team may recommend to the Company's management the cancellation or non-renewal of the policy for a customer that fails to comply with the Company's procedures. To date, there has not been a material number of policy cancellations or non-renewals due to the failure by customers to comply with the Company's policies.

     EMPLOYEES. The Company focuses on identifying injuries that have the greatest potential to result in significant expenses and acts quickly to control expenses resulting from these injuries. The Company's experience has been that approximately 15% of all injuries result in 85% of all workers' compensation expenses and that early identification of, and intervention in, these cases can lead to significant cost savings. Within 48 hours of notice of an injury, the operating team typically evaluates several factors, including the type of injury, the employee's history of injuries and whether the employee is absent from work, to determine whether the injury is likely to involve significant expenses. In potentially high-cost cases, a member of the operating team intervenes quickly by meeting with the injured employee to assess the injury, assisting the injured employee in obtaining medical care and rehabilitation and developing a plan to get the employee back to work as soon as is appropriate.
If the employee cannot immediately return to his or her original position, the employer is required, according to the terms of the insurance agreement, to provide a transitional light-duty job that is consistent with the limits defined by the employee's medical care provider. If the employee refuses this transitional position, the Company may terminate indemnity payments, but is required to continue to provide appropriate medical benefits.

     MEDICAL CARE PROVIDERS. The operating teams actively assess each injury, monitor and manage the medical treatment and review the medical expenses of each employee's injury. Each injury report is reviewed by one of the Company's nurses. The nurse typically contacts the physician treating the employee in cases that involved days off from work or injuries that could involve significant expense. In these cases, the physician is asked to provide his or her diagnosis, plan of treatment and assessment of the employee's physical capabilities for transitional work. The Company has contracts with medical and chiropractic physicians to provide consulting services and assessment of proposed treatment plans for injured employees to the operating teams. These physicians also discuss injured employee treatment plans with the employee's medical care providers. The goal is to ensure both an accurate diagnosis and treatment of the injury and an understanding of the nature and extent of the limits the diagnosis places on the employee's ability to return to work in either the original job or a transitional, light-duty position. The operating team also monitors the health care provided to the injured employee to ensure that the employee receives proper treatment for the injury and that the employee does not receive services or procedures that are excessive, unnecessary or unrelated to the particular injury. In addition, when the operating team believes the diagnosis of an injury or the proposed rehabilitation treatment is not appropriate, the operating team will arrange for a second opinion with an independent medical examiner.

     The medical cost management team reviews all bills submitted by medical care providers to determine if the amounts charged for the treatments are appropriate according to statutory fee schedules.

     In Minnesota, Illinois and many other states, the Company cannot require that an injured employee go to a specific physician or seek treatment from a specific provider. Nevertheless, the Company attempts to assist the injured employee in the selection of appropriate medical care providers. In Colorado, Missouri and Michigan (for the first ten days after the injury) the Company can require injured employees to go to a physician within a designated network of medical care providers.

     MANAGEMENT OF LEGAL AND JUDICIAL PARTICIPANTS. The Company, through early intervention, seeks to limit the number of disputes with injured employees. As part of its early intervention process, the Company identifies injuries that are not eligible for medical or indemnity payments, and denies the claim. The Company may also deny a claim for indemnity payments when it determines that no further payments are appropriate (for example, when an employee has been offered transitional, light-duty work and has refused it). In these and other sets of circumstances, the employee may engage a lawyer to represent his or her interests. Generally, if the parties are unable to resolve the matter, the workers' compensation law mandates arbitration, subject to judicial review. For cases that involve adversary proceedings, the Company engages one of several lawyers who are familiar with the Company's philosophy and actively seeks to resolve the dispute with the employee's attorney. The Company's policy is to contest all cases where the Company believes benefits are not appropriate under applicable law.

CUSTOMERS

     The Company targets employers and associations that operate in industries with relatively high workers' compensation costs, such as manufacturing, retail, wholesale, health care or hospitality industries, and employers with a history of workers' compensation claim costs higher than the average in their industry.

     The Company's average annual premium decreased to $24,000 in 1996 from $52,000 in 1995 and $124,000 in 1994 due primarily to increased association business with smaller average individual member premiums written in 1996 and 1995. The Company's ten largest customers accounted for approximately $5.1 million or 7.4% of the Company's premiums in force in 1996 as compared to $4.8 million or 9.3% of premiums in force in 1995. No customer accounted for more than 5% of in force premiums in either year. Approximately 90% of the policies scheduled to expire in 1996 and 1995 were renewed by the Company's customers.

     Currently, all of the Company's customers are in Minnesota, Colorado, Missouri, Michigan and Illinois. In addition to these states, the Company is also licensed in Massachusetts and Pennsylvania. The Company is doing business in Colorado as RTW Colorado, Inc.; Missouri as RTW Missouri, Inc.; Michigan as RTW Michigan, Inc.; and Illinois as RTW Illinois, Inc. As the Company enters new states, it intends to continue to add the name of the state to its name for doing business within that state. The Company is applying for authorization to begin insurance operations in 15 additional jurisdictions. The Company expects it will primarily enter states that have a workers' compensation regulatory structure that allows the Company to set its own premium rates and that also have a substantial portion of the employers in that state insured through a state sponsored fund. The Company currently has no intention to expand operations internationally but will reevaluate the circumstances as opportunities arise.

PRODUCTS

     Substantially all of the Company's workers' compensation products and services are guaranteed-cost insurance policies. Under a guaranteed-cost policy, the customer purchases an insurance policy written by ACIC and pays the Company a premium based on the customers' aggregate payroll. The Company assumes responsibility for all the indemnity and medical costs associated with the customers' workers' compensation injuries and works closely with the customer in managing the employer's entire workers' compensation program.

     The Company determines the premium to be charged a customer based on several factors, including: (i) the expected dollar loss per $100 of payroll for the customers' industry, (ii) the customer's experience modifier, a measurement of the difference between the customer's past claims experience and its industry average and (iii) an upward or downward adjustment to the premium by the Company based on its assessment of the risks associated with providing the coverage for the specific customer and on competitive market prices. A customer's expected dollar loss and experience modifier are each determined by an independent rating agency established by its state, based on a three-year average of the claims experience of the customer and its industry.

     In addition to standard guaranteed-cost policies, the Company offers, on a limited basis, a deductible guaranteed-cost policy under which the customer is responsible for all medical and indemnity expenses up to a specific dollar amount, while the Company is responsible for medical and indemnity expenses over this level. The Company provides the same comprehensive management services for the deductible guaranteed-cost policies and the standard guaranteed-cost policies.

SALES AND MARKETING

     The Company's workers' compensation products and services are sold by approximately 169 independent insurance agencies, including several large national agencies, as well as one- or two-person agencies. Agencies are paid a commission, which averaged 7.3% of the Company's gross premiums earned in 1996 compared to 5.1% of gross premiums earned in 1995. The Company's ten highest producing agencies accounted for approximately $25.7 million or 37% of premiums in force in 1996 compared to $22.3 million or 43% of premiums in force in 1995. No agency accounted for more than 6.2% of premiums in force in 1996 and 8.3% of premiums in force in 1995. The Company continually markets its products and services to its agencies to keep them aware of developments in the Company's business. Each state's management group and underwriting team is responsible for establishing and maintaining agency relationships.

REINSURANCE

     The Company shares the risks and benefits of the insurance it underwrites through reinsurance. The Company has in effect "excess of loss" policies under which the Company pays a reinsurer a percentage of its gross premiums earned, and the reinsurer agrees to assume all risks relating to injuries over a specific dollar amount on a per occurrence basis. The 1996 and 1995 per occurrence levels in Minnesota were $1,040,000 and $450,000, respectively. The Company elected to increase its exposure in Minnesota to $1,040,000 in 1996, in part because it had not experienced any claims that exceeded the $450,000 level. The level in Minnesota increased to $1,080,000 in 1997. The excess of loss coverage in Minnesota is provided by a state established organization, the Minnesota Workers' Compensation Reinsurance Association. In states other than Minnesota, the excess of loss coverage is provided by private reinsurers. Transatlantic Reinsurance Company, rated A+ (Superior) by A.M. Best, is the only reinsurance company that is receiving more than 15% of the premiums paid for the Company's reinsurance coverage under the excess of loss coverage states other than Minnesota. The excess of loss coverage effective in states other than Minnesota through December 31, 1996 provided reinsurance up to $9.5 million in excess of $500,000 per person per any one loss and up to $49.5 million in excess of $500,000 per occurrence ultimate net loss. This coverage was effective January 1, 1995 and was terminated and replaced with new excess of loss policies beginning January 1, 1997. These excess of loss policies provide reinsurance up to $9.5 million in excess of $500,000 per person per any one loss and up to $40 million in excess of $500,000 per occurrence ultimate net loss.

     During 1994, 1993 and 1992, the Company maintained a quota-share reinsurance agreement with Reliance Insurance Company ("Reliance") under which the Company ceded to Reliance a percentage of all written premium dollars, and Reliance assumed that same percentage of all risks and related costs. The Company did not have any quota-share reinsurance agreements in effect for 1996 or 1995 and has none in effect for 1997. Reliance currently is rated A- (Excellent) by A.M. Best.

     A.M. Best ratings are ratings based on a comparative analysis of the financial condition and operating performance of insurance companies as determined by their publicly available reports. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. See "Competition."

COMPETITION

     The workers' compensation industry is highly competitive. The Company competes with large insurance companies, managed health care organizations, state sponsored insurance pools and risk management consultants. Unlike the Company, which offers only workers' compensation products and services, these competitors may offer additional products and services to employers, including other forms of insurance. As a consequence, these competitors may have certain advantages in pricing their workers' compensation products. In addition, certain of these competitors are offering a management approach similar to that offered by the Company. Many of the Company's competitors have greater financial and operating resources than the Company.

     Competitive factors in the industry include premium rates, level of service and ability to reduce claims expense. The Company believes that its workers' compensation insurance products are competitively priced and its premium rates are typically lower than those for customers assigned to the state sponsored risk pools. The Company also believes that its level of service and its ability to reduce claims are strong competitive factors that have enabled it to retain existing customers and attract new customers.

     Large insurance companies exit and enter the workers' compensation market in different states depending on their appraisal of current market conditions. As a result, many insurance companies stopped underwriting workers' compensation insurance during the early 1990's due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In 1996 and 1995, the Company experienced increased market pressure as new carriers entered the market including large insurance companies and single line workers' compensation insurance companies.

     These large insurance companies compete primarily with the Company for customers that have lower past claims experience or lower experience "modifiers." In Minnesota, increases in premium rates relative to statutory benefits during the past year have made it more attractive for large insurance companies to underwrite workers' compensation policies for these lower experience modifier customers. As a result, the Company has experienced increased competition for the renewal of workers' compensation policies with customers that have reduced their experience modifiers, and it expects to continue to experience increased competition from large insurance companies.

     An additional competitive factor results from the fact that some employers will not purchase workers' compensation products from carriers with a rating less than "A". In addition, certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer's underlying insurance policy, such as the workers' compensation portion is written by a carrier with a less than "A" rating. Although some rated insurance carriers currently provide umbrella policies to customers of the Company, the Company believes that its B++ letter rating from A.M. Best may make it difficult, in certain instances, for the Company to provide its products to certain employers.

     The Company's insurance subsidiary was assigned an initial rating of B++ (Very Good) on a scale of A++ (Superior) to F (In Liquidation) on December 16, 1996. A Best's Rating is assigned after an extensive quantitative and qualitative evaluation of the Company's financial condition and operating performance. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. Furthermore, A.M. Best ratings are not ratings of the Company or any of its securities. A.M. Best ratings include Secure Ratings, consisting of A++ and A+ (Superior); A and A- (Excellent); B++ and B+ (Very Good); Vulnerable Ratings, consisting of B and B- (Adequate); C++ and C+ (Fair); C and C- (Marginal); D (Very Vulnerable); E (Under State Supervision); and F (In Liquidation).

DATA MANAGEMENT

     In 1996 and 1995, the Company contracted with unrelated third parties for certain computer information systems and other software licenses. In 1996, the Company developed and implemented its own proprietary claims management and medical fee adjudicating systems to manage claims, audit medical fees, pay claims, provide reports to policyholders and analyze claims data. These systems replaced third party contracts for claims management and medical fee adjudicating systems. In 1995, the Company developed and implemented its own proprietary policy management system to process insurance applications and issue policies and endorsements. This system replaced a third party contract for a policy management system. The Company continues to utilize third party software to maintain financial information, prepare accounting reports and financial statements, perform billing and collections, pay vendors and track agent commissions. The Company also contracts with a third party provider of payroll services for payroll, benefit and human resource software services. The Company utilizes other licensed software from national vendors to maintain its financial records, file statutory statements with insurance regulators and perform other general business.

EMPLOYEES

     The company had 214 full-time employees at December 31, 1996. Of the Company's employees, approximately 89 work in the Company's administrative and financial functions and 125 serve on approximately 21 different operating teams. None of the Company's employees are subject to collective bargaining agreements. The Company believes its employee relations are good.

REGULATION

     The Company's insurance subsidiary is subject to substantial regulation by the governmental agencies in the states in which it operates, and will be subject to such regulation in any state in which it provides workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of the business of the Company, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of its investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change.

     Workers' compensation coverage is a creation of state law, subject to change by the state legislature, and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state operated funds. New laws affecting the workers' compensation system in Minnesota, Colorado, Missouri, Michigan and any other state where the Company may operate in the future, including laws that require all employers to participate in state sponsored funds or that mandate premium reductions, could have a material adverse effect on the Company.

LEGAL PROCEEDINGS

     In the ordinary course of administering its workers' compensation management program, the Company is routinely involved in the adjudication of claims resulting from workplace injuries. The Company is not involved in any legal or administrative claims that it believes are likely to have a material adverse effect on the Company's operations or financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company:

Name                       Age  Position
----                       ---  --------

David C. Prosser            72  Chairman, President and Chief Executive Officer
J. Alexander Fjelstad, III  45  Chief Operating Officer - Marketing and
                                Underwriting and Director
Vina L. Marquart            45  Chief Operating Officer - Operations
Alfred L. LaTendresse       48  Chief Financial Officer, Secretary and Treasurer
David N. Clinton            50  Vice President, Chief Information Officer
Daniel R. Haag              40  Vice President, Human Resources

     David C. Prosser, the founder of the Company, has served as President, Chief Executive Officer and Director of the Company since its formation in 1983. From 1965 through 1985, Mr. Prosser was the owner and President of Vocational Personnel Services, Inc., which merged into the Company in 1986.

     J. Alexander Fjelstad, III, joined the Company in 1989 as a Vice President, served as Chief Operating Officer beginning in 1993 and became Chief Operating Officer - Marketing and Underwriting in October 1996. Mr. Fjelstad has been a Director of the Company since 1989. From 1984 to 1988, Mr. Fjelstad was a vice-president of ICS, Inc. a property and casualty insurance brokerage firm. He is a member of the Chartered Property and Casualty Underwriters and the American Institute for Property and Liability Underwriters.

     Vina L. Marquart joined the Company in 1984 as a Workers' Compensation Manager, served as Vice President, Operations beginning in 1990 and became Chief Operating Officer - Operations in October 1996. Ms. Marquart served as Director from October 1990 until January 1995. Prior to joining the Company, Ms. Marquart progressed from staff nurse to head nurse at the Bethesda Hospital in Saint Paul, Minnesota from 1974 to 1983. Ms. Marquart is a member of the American Association of Occupational Health Nursing and Minnesota Association of Occupational Health Nursing. She has held a registered nursing license since 1974.

     Alfred L. LaTendresse joined the Company as Chief Financial Officer in 1990 and became Secretary and Treasurer in October 1990. Mr. LaTendresse served as Director of the Company from July 1993 until January 1995. Prior to joining the Company, Mr. LaTendresse served as the Chief Financial Officer for several companies since 1982. Mr. LaTendresse is a member in the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants.

     David N. Clinton joined the Company in 1994 as Vice President, Chief Information Officer. Prior to joining the Company, Mr. Clinton served as the Vice President, Information Services for Rehability Corporation.

     Dan Haag joined the Company in June 1996 as the Director of Human Resources and became Vice President, Human Resources in August 1996. Prior to joining the Company, Mr. Haag served as the Director of Human Resources, Scholastic and Recognition Division for Jostens in 1994 and 1995 and served in numerous human resource positions with SPX Corporation from 1979 to 1994 including Director of Human Resource positions for SPX divisions from 1990 to 1994.

ITEM 2.   PROPERTIES

The following is a summary of properties leased by the Company at December 31, 1996:

                                                Area leased
Location and description                      (in square feet)  Termination
------------------------                      ----------------  -----------
 Bloomington, Minnesota;  Headquarters space       41,918      September 1999(1)
 Brainerd, Minnesota;  Minnesota satellite office   2,634        October 2000
 Denver, Colorado;  Colorado office space          11,244        February 2000
 St. Louis, Missouri;  Missouri office space        4,725       September 2000
 Detroit, Michigan;  Michigan office space          5,947          June 2002

(1) The Company amended its lease in February 1997 to increase the area leased in its Headquarters space by 6,013 square feet to 41,918 square feet. This amendment extends to March 2000 only for the new space leased.


ITEM 3. LEGAL PROCEEDINGS

        None.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company completed an initial public offering in April 1995 and its shares are publicly traded on The Nasdaq Stock Market under the symbol RTWI. The table below sets forth the range of high and low sales prices per share for the Company's stock for quarters completed subsequent to the initial public offering as reported by The Nasdaq Stock Market. These prices have been adjusted to reflect a 3-for-2 stock split in the form of a 50 percent stock dividend to shareholders of record on the close of business on May 6, 1996. There were approximately 1,300 shareholders of record of the Company's common stock at the close of trading on March 10, 1997.

                    First          Second         Third          Fourth
Fiscal Year:        Quarter        Quarter        Quarter        Quarter
                    -------        -------        -------        -------
1996 High           24 7/8         33 1/2         33             28 1/8
     Low            16 1/3         23 2/3         23 3/4         14 3/4
1995 High                          14 2/3         20 1/3         18 2/3
     Low                            9             11 1/3         13 2/3

The Company has never paid cash dividends on its Common Stock. The Board of Directors currently intends to retain any and all income for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend on the financial condition and results of operations of the Company and such other factors deemed relevant by the Board of Directors. Under the Indenture dated December 1, 1994, under which the Company issued its $10.0 million in Senior Notes, the Company is prohibited from paying cash dividends unless it is able to maintain compliance with certain covenants after payment of the dividends.


ITEM 6.   SELECTED FINANCIAL DATA

The consolidated statements of income data set forth below for each of the three years in the period ended December 31, 1996 and the consolidated balance sheet data at December 31, 1996 and 1995, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data set forth below for each of the two years in the period ended December 31, 1993 and the consolidated balance sheet data at December 31, 1994, 1993 and 1992, are derived from audited consolidated financial statements not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this Form 10-K.


                                  1992       1993        1994       1995        1996
                              --------  ---------   ---------  ---------  ----------
Total revenues                $  3,744  $   7,828   $  28,241  $  49,433  $   68,725
Income from operations             511      2,571       7,879     12,569      14,808
Net income                         158      1,450       4,195      7,058       8,982
Net income per share (1)          0.02       0.18        0.49       0.64        0.73
Premiums in force at year end   14,000     29,000      39,900     51,700      69,500
Total assets                    10,850     28,224      56,765    101,124     123,731
Notes payable                    1,472        933       9,993      8,891       6,739
Total shareholders' equity       1,136      2,466       6,136     41,438      51,311

------------------------------
(1) Adjusted to reflect a three-for-two stock split in May 1996 and a five-for-one stock split in 1995. For additional information relating to weighted average common and common share equivalents outstanding, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

RTW, Inc. ("RTW" or the "Company") was organized in 1983 to provide workers' compensation management products and services to employers. In 1989, the Company began offering its workers' compensation management services combined with workers' compensation insurance products provided by an unaffiliated insurance company. Under its arrangement with this insurance company, RTW was responsible for marketing and administering the insurance company's workers' compensation insurance policies and was compensated on a fee-for-service basis.

In 1992, RTW phased out its agreement with this insurance company and began offering workers' compensation management services combined with insurance underwritten by its wholly owned subsidiary American Compensation Insurance Company ("ACIC"). The ability to underwrite insurance allowed the Company to directly benefit from the use of its proprietary methods in reducing workers' compensation costs and afforded RTW more control over its customers' workers' compensation programs. The Company's premiums in force grew to $69.5 million at the end of 1996 from $51.7 million at the end of 1995 and $39.9 million at the end of 1994. RTW currently provides workers' compensation management services solely to employers insured through ACIC.

The Company's revenues consist of premiums earned and investment income. Premiums earned during a period are the gross premiums earned by the Company on outstanding workers' compensation policies less the amount of any premiums ceded to reinsurers.

- ACIC ceded, on a pro rata basis, a portion of its insurance business to Reliance Insurance Company ("Reliance"), an unaffiliated reinsurance company, under which Reliance assumed 25% of the 1994 and 66 2/3% of the 1993 and 1992 claim and claim settlement expenses in consideration for a proportionate share of eligible premiums. In addition, the Company received a fee from Reliance for claims administration, which the Company applied to reduce its claim and claim settlement expenses. The Company entered into this quota-share reinsurance agreement because it enabled the Company to provide management services and workers' compensation insurance products to a greater number of customers than its capital and surplus would have otherwise allowed. As a consequence of additions to ACIC's capital and surplus from the net proceeds of the Company's Senior Note offering in 1994 and its initial public offering in 1995, the Company determined that it no longer required quota-share reinsurance to expand its operations and terminated the agreement for 1995 and subsequent years.
- The Company also cedes a portion of its premiums for excess of loss reinsurance coverage that limits the Company's per incident exposure.

If Reliance or any of the Company's excess of loss reinsurers are unable to meet any of their obligations to the Company under their reinsurance policies, the Company would be responsible for the payment of all claim and claim settlement expenses covered by the workers' compensation policies that the Company had underwritten, including those expenses covered by reinsurance. The Company is not aware of any developments with respect to any of its reinsurers that would prevent them from honoring any of their obligations to the Company.

Investment income represents the earnings on the Company's investment portfolio.

The Company's expenses are comprised of claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.

- Claim and claim settlement expenses include payments and reserves for future payments for medical care and rehabilitation costs, indemnity costs for lost wages and third party claim settlement expenses such as independent medical examinations, surveillance costs and legal expenses, second injury fund charges based on claim outcomes, as well as staff and related expenses incurred to administer and settle claims. Because the Company has limited historical data for use in its estimates of unpaid claim and claim settlement expenses, the Company has used industry data to supplement its experience in determining the reserve for unpaid claim and claim settlement expenses. As a result of the use of industry data, the ultimate amount of unpaid claim and claim settlement expenses recognized by the Company may differ from the amount estimated. See Note 4 of Notes to Consolidated Financial Statements.
- Policy acquisition costs consist of agents' commissions, premium taxes, certain state administrative and second injury fund charges based on premiums and underwriting and marketing expenses, offset by any ceding commissions received from Reliance. Ceding commissions consist of provisional ceding commissions paid to the Company by Reliance for adjustments based on actual claim and claim settlement expenses related to premiums ceded in prior years. Under the reinsurance agreement, the Company's ceding commission is adjusted to the extent that actual claim and claim settlement expenses vary from levels specified in the agreement.

RESULTS OF OPERATIONS

The relationship of total revenues to each item in the statement of income varies from period to period due, in part, to the fact that the Company did not have a quota-share reinsurance agreement in effect in 1996 and 1995, whereas, the Company had a 25% quota-share reinsurance agreement in effect in 1994. The absence of a quota-share reinsurance agreement in 1996 and 1995 increased premiums earned as a percent of gross premiums earned.

The following table summarizes the components of revenues and premiums in force for 1996, 1995 and 1994:
                                                      YEAR ENDED DECEMBER 31,
                                                   1996       1995       1994
                                               ---------  ---------  ---------
                                                          (IN THOUSANDS)
Gross premiums earned                          $  63,755  $  47,507  $  38,099
Premiums ceded to reinsurers:
   Excess of loss reinsurance                       (697)    (2,099)    (2,177)
   Quota-share reinsurance                             -          -     (9,308)
                                               ---------  ---------  ---------
   Premiums ceded                                   (697)    (2,099)   (11,485)
                                               ---------  ---------  ---------
     Premiums earned                              63,058     45,408     26,614
   Investment income                               5,667      4,025      1,627
                                               ---------  ---------  ---------
     Total revenues                            $  68,725  $  49,433  $  28,241
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

Premiums in force at year-end
   Minnesota                                   $  52,400  $  47,700  $  39,900
   Colorado                                       12,000      4,000          -
   Missouri                                        4,700          -          -
   Michigan                                          400          -          -
                                               ---------  ---------  ---------
     Total premiums in force                   $  69,500  $  51,700  $  39,900
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

PREMIUMS EARNED. Premiums earned increased to $63.1 million in 1996 from $45.4 million in 1995 due to the following:

- Gross premiums earned increased 34.2% to $63.8 million in 1996 from $47.5 million in 1995. The increase in gross premiums earned resulted from an increase in the amount of premiums in force as the Company's customer base grew to 2,914 customers at the end of 1996 from 998 customers at the end of 1995. The Company's average annual premium decreased to approximately $24,000 at December 31, 1996 from $52,000 at December 31, 1995 due primarily to increased association business with smaller average individual member premiums written. The Company expects continued growth in gross premiums earned in 1997 fueled by growth in premiums in force in its newer markets including Michigan, Missouri and Colorado.
- Premiums ceded to reinsurers decreased 66.8% to a cost of $697,000 in 1996 from a cost of $2,099,000 in 1995. The decrease in premiums ceded to reinsurers resulted from (i) the increase to approximately $1.0 million in 1996 from $450,000 in 1995 in the Minnesota retention level under the Minnesota Workers' Compensation Reinsurance Association (the "WCRA") excess of loss reinsurance coverage, (ii) reduced rates charged for excess of loss reinsurance in Minnesota during 1996, (iii) the recognition of a benefit of $251,000 in the second quarter of 1996 due to an over-estimate of ceded premiums at December 31, 1995, and (iv) the decrease in ceded premium cost in Colorado and Missouri due to exceeding the minimum premium threshold. Colorado, Missouri and Michigan retention levels remained at $500,000 in 1996. Premiums ceded is expected to decrease in 1997 as a percentage of gross premiums earned due to reduced rates charged for excess of loss reinsurance in Minnesota in 1997 and reduced rates negotiated for excess of loss reinsurance in non-Minnesota locations beginning January 1, 1997.

The following factors have resulted in premium reductions on renewal accounts and reduced premiums on new accounts.

  - Legislative action reduced estimated loss costs in 1996, 1995 and 1994, ultimately reducing premiums charged for workers' compensation insurance.
  - From October 1995 through September 1996, the Company attempted to write more customers with credit experience modifiers and experienced increased competition in this customer base (including traditional insurance companies competing in greater numbers for accounts). The Company began repositioning its marketing efforts in the fourth quarter of 1996 to refocus on its traditional debit experience modifier customer base.
  - The Company continues, as anticipated, to experience reduced pricing on renewal policies due to its success in lowering customers' loss experience which reduces customer experience modifiers and, in some cases, increases competition for the customers' business.

The impact of legislative changes in estimated loss costs, increased competition in credit modifier customers and decreasing customer loss experience may continue to result in lower premiums generated on new and renewal policies for 1997.

Premiums earned increased to $45.4 million in 1995 from $26.6 million in 1994 as follows:

  - Gross premiums earned increased 24.7% to $47.5 million in 1995 from $38.1 million in 1994. The increase in gross premiums earned resulted from an increase in the amount of premiums in force as the Company's customer base grew to 998 customers at the end of 1995 from 321 customers at the end of 1994. The Company's average annual premium decreased to approximately $52,000 at December 31, 1995 from $124,000 at
       December 31, 1994 due primarily to increased association business with smaller average individual member premiums written.
  - Premiums ceded to reinsurers decreased 81.7% to a cost of $2.1 million in 1995 from a cost of $11.5 million in 1994. The decrease in premiums ceded to reinsurers resulted from (i) terminating the quota-share reinsurance agreement, reducing premiums ceded by $9.3 million, and
       (ii) the increase in ceded premium cost for excess of loss reinsurance in Colorado and Missouri.

INVESTMENT INCOME. Investment income increased to $5.7 million in 1996 from $4.0 million in 1995, due to increased funds available for investment and increased yields on amounts invested. Funds available for investment increased to $89.8 million at December 31, 1996 from $68.5 million at December 31, 1995, due to increased net cash provided by operating activities. Investment yields increased to 6.2% in 1996 from 6.1% in 1995 due to higher interest rates on U.S. Treasury Securities purchased in 1996 from rates on U.S. Treasury Securities purchased in prior years. The investment yield realized in future periods will be affected by yields attained on new investments. The Company expects that the investment yield will be consistent with the yield attained during 1996.

Investment income increased to $4.0 million in 1995 from $1.6 million in 1994, due to increased funds available for investment and increased yields on amounts invested. Funds available for investment increased to $68.5 million at December 31, 1995 from $33.1 million at December 31, 1994, due to the addition of approximately $27.0 million of net proceeds from a $29.9 million initial public offering in April 1995 and increased net cash provided by operating activities. The net proceeds from the initial public offering were received and invested during the second quarter of 1995. Investment yields increased to 6.1% in 1995 from 5.7% in 1994 due to higher interest rates on U.S. Treasury Securities purchased in 1995 from rates on U.S. Treasury Securities purchased in prior years. Investment income for 1995 also includes approximately $97,000 of other revenue amounts recognized during 1995.

CLAIM AND CLAIM SETTLEMENT EXPENSES. Claim and claim settlement expenses increased to $39.1 million in 1996 from $28.1 million in 1995. As a percentage of premiums earned, claim and claim settlement expenses increased to 62.0% in 1996 from 61.8% in 1995. These changes are due to the following:

  - Premiums earned increased in 1996 from 1995 resulting in increased claim and claim settlement expenses.
  - Operating results for 1996 claim and claim settlement expenses in Colorado were higher than expected. The Company has made changes in Colorado designed to bring the operations there up to its expected level of performance but the results of these changes may not be fully effective until the second half of 1997.
  - During the fourth quarter, the Company experienced the four largest claims in its history, incurring approximately $2.0 million with respect to these claims, three of which were Minnesota and one of which was Missouri.
  - Average claim cost decreased in 1996 from 1995 due to efficiencies within the Company and legislative changes in benefits to claimants.
       The effects of legislative changes in benefits, as estimated by various state regulatory agencies, for periods the Company operated, by state, including known future periods, are as follows:

                                    Increase (decrease) in estimated loss costs
                                    -------------------------------------------
                                          1997      1996     1995     1994
                                        -------   -------   ------    ----
          Minnesota                     (14.8%)   (15.6%)   (5.6%)    1.3%
          Colorado                       (1.5%)    (8.6%)   (9.6%)    N/A

  - During 1996, the Company reduced its estimate of the pre-1996 liability for unpaid claim and claim settlement expenses by $8.1 million as a result of favorable claims experience for those periods, which resulted in an $8.1 million reduction in 1996 claim and claim settlement expenses. The Company believes that continued application of its claims management technology and methods to all open claims at December 31, 1996 will benefit future periods. The magnitude of that benefit, if any, can not be quantified. At December 31, 1996, the Company had net reserves for unpaid claim and claim settlement expenses of $49.3 million including $33.2 million for 1996 claims and $16.1 million for years prior to 1996.

The Company believes that, in the current environment (reduced premiums due to legislative changes in estimated costs of losses, increased competition in credit modifier customers written from October 1995 through September 1996, decreasing customer loss experience and decreasing average claim costs), it may continue to experience upward pressure on claim and claim settlement expenses as a percentage of premiums earned.

Claim and claim settlement expenses increased to $28.1 million in 1995 from $16.6 million in 1994. As a percentage of premiums earned, claim and claim settlement expenses decreased to 61.8% in 1995 from 62.4% in 1994. These changes are due to the following:

  - Premiums earned increased in 1995 from 1994 resulting in increased claim and claim settlement expenses.
  - The Company terminated its quota-share reinsurance agreement for 1995, which increased the amount of claim and claim settlement expenses retained by the Company. Under the quota-share reinsurance agreement, Reliance paid the Company a ceding commission for providing claims administrative services. Since the Company used these ceding commissions to reduce claim and claim settlement expenses, reducing the level of reinsurance had the effect of increasing claim and claim settlement expenses as a percentage of premiums earned.
  - During 1995, the Company reduced its estimate of the pre-1995 liability for unpaid claim and claim settlement expenses by $1.5 million as a result of favorable claims experience for those periods, which resulted in a $1.5 million reduction in 1995 claim and claim settlement expenses.
  - The decrease in claim and claim settlement expenses as a percentage of premiums earned in the 1995 period resulted from the Company's ability to achieve improved expense results in current periods. This decrease was partially offset by an increase in claim and claim settlement expenses resulting from the termination of the quota-share reinsurance agreement.

POLICY ACQUISITION COSTS. The following table summarizes policy acquisition costs for 1996, 1995 and 1994:

                                                   YEAR ENDED DECEMBER 31,
                                                 1996        1995       1994
                                              --------    --------   --------
                                                        (IN THOUSANDS)
Commission expense                            $  4,670    $  2,443   $  1,631
Premium tax expense                              1,312         955        762
Other policy acquisition costs                   2,216       1,024        413
                                              --------    --------   --------
     Direct policy acquisition costs             8,198       4,422      2,806
Ceding commissions
  Provisional ceding commissions                     -           -     (2,018)
  Favorable claims experience adjustments
   from 1992 to 1994                            (1,871)     (1,733)      (318)
  Re-negotiation adjustment                          -           -       (642)
                                              --------    --------   --------
     Total ceding commissions                   (1,871)     (1,733)    (2,978)
                                              --------    --------   --------
Policy acquisition costs                      $  6,327    $  2,689   $   (172)
                                              --------    --------   --------
                                              --------    --------   --------

Policy acquisition costs increased to $6.3 million in 1996 from $2.7 million in 1995 and a benefit of $172,000 in 1994 for the following reasons:

- Commission expense increased to 7.3% of gross premiums earned in 1996 from 5.1% in 1995 and 4.3% in 1994. The Company initiated marketing programs during the fourth quarter of 1995 and the first quarter of 1996, including volume based incentive programs and higher commissions for new business, that increased commission rates to agents resulting in increased average commissions and increased commission expense. Additionally, as the Company entered new markets, it introduced higher commission rates to attract business from established agents. The Company expects commission expense as a percent of gross premiums earned to increase during 1997.
- Premium tax expense increased slightly to 2.1% of gross premiums earned in 1996 from 2.0% of gross premiums earned in 1995 and 1994 due to higher premium tax rates paid in Colorado. The Company expects premium tax expense as a percent of gross premiums earned in 1997 to remain consistent with 1996.
- Other policy acquisition costs increased to 3.5% of gross premiums earned in 1996 from 2.2% in 1995 and 1.1% in 1994, due to increased focus on marketing programs as the Company expands into new states and continues to grow in its more established markets and increased personnel costs necessary for the growth in premiums in force.
- Total ceding commissions increased to a benefit of $1.9 million in 1996 from a benefit of $1.7 million in 1995 and decreased from a benefit of $3.0 million in 1994. Provisional ceding commissions were not recognized in 1996 and 1995 due to terminating the quota-share reinsurance agreement in 1995. The Company recognized favorable adjustments on its ceding commission estimates of $1.9 million in 1996, $1.7 million in 1995 and $318,000 in 1994 due to favorable claims experience for accident years 1992 through 1994. In addition, 1994 included a favorable adjustment of $642,000 to ceding commissions as a result of renegotiating the Company's 1993 quota-share reinsurance agreement.

The Company believes that the continued application of its claims management technology to 1992 through 1994 open claims will continue to provide future favorable ceding commission adjustments. These adjustments are expected to decrease significantly from the levels attained in 1996 and 1995 due to the reduced number of open claims remaining for those years.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased to $8.5 million in 1996 from $6.1 million in 1995 and $3.9 million in 1994. This increase reflects:

     -    additional personnel costs for new employees,
     -    higher compensation for existing employees,
     -    expenses incurred for growth in Minnesota and Colorado,
     -    startup expenses incurred for expansion in Missouri and Michigan, and
     -    increased fees for professional services.

The Company anticipates that general and administrative expenses will continue to increase in cost in 1997 as it continues to expand into new states and grows in its existing states.

INTEREST EXPENSE. Interest expense decreased to $1.1 million in 1996 from $1.3 million in 1995 and 1994 due to principal payments on the Series 1991A and 1991B Notes in December 1996, 1995 and 1994 and payment on the Senior Notes in December 1996 and 1995. The Series 1991A and 1991B Notes were paid in full in 1996. Interest expense on the Senior Notes is anticipated to be $777,000 in 1997 as a result of principal payments made in December 1996.

QUARTERLY  RESULTS

The following tables present summarized quarterly operating results for the eight quarters ended December 31, 1996:

                                        FIRST     SECOND      THIRD     FOURTH
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------
1996                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums in force:
  Minnesota                          $ 46,800   $ 51,100   $ 52,900   $ 52,400
  Colorado                              8,700      9,600     10,600     12,000
  Missouri                                600      1,500      3,000      4,700
  Michigan                                  -          -          -        400
                                     --------   --------   --------   --------
    Premiums in force at period end  $ 56,100   $ 62,200   $ 66,500   $ 69,500
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
Gross premiums earned                $ 14,040   $ 15,242   $ 17,161   $ 17,312
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
Premiums earned                      $ 13,764   $ 15,344   $ 16,914   $ 17,036
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
Total revenues                       $ 15,052   $ 16,722   $ 18,379   $ 18,572

Claim and claim settlement expenses     7,858      8,503     10,025     12,694
Policy acquisition costs                1,420      1,877      2,132        898
General and administrative expenses     1,844      2,108      1,815      2,743
                                     --------   --------   --------   --------
Income from operations               $  3,930   $  4,234   $  4,407   $  2,237
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
Net income                           $  2,283   $  2,481   $  2,582   $  1,636
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
Net income per common and common
  share equivalent                   $   0.19   $   0.20   $   0.21   $   0.13
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
1995
Premiums in force:
  Minnesota                          $ 42,600   $ 44,600   $ 44,700   $ 47,700
  Colorado                                800      1,300      1,600      4,000
                                     --------   --------   --------   --------
    Premiums in force at period end  $ 43,400   $ 45,900   $ 46,300   $ 51,700
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
Gross premiums earned                $ 10,653   $ 12,272   $ 12,163   $ 12,419
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
Premiums earned                      $ 10,308   $ 11,847   $ 11,652   $ 11,601
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

Total revenues                       $ 10,868   $ 12,913   $ 12,816   $ 12,836

Claim and claim settlement expenses     6,649      7,515      7,139      6,759
Policy acquisition costs                  893      1,071        803        (78)
General and administrative expenses     1,242      1,473      1,467      1,931
                                     --------   --------   --------   --------
Income from operations               $  2,084   $  2,854   $  3,407   $  4,224
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
Net income                           $  1,117   $  1,592   $  1,898   $  2,451
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
Net income per common and common
  share equivalent                   $   0.13   $   0.14   $   0.16   $   0.20
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

The Company's premiums in force have increased in each of the last eight quarters. Quarterly revenues are affected by (i) premiums in force at the beginning of the quarter, (ii) new policies written in a quarter and (iii) the Company's policy renewal rate in each quarter. Historically, a majority of new policies written and policy renewals have occurred in the first, second and fourth quarters. In addition, the Company's quarterly results for 1996 and 1995 were affected favorably by adjustments to the liability for unpaid claim and claim settlement expenses and ceding commissions relating to those years and prior years as follows:

                                        FIRST     SECOND      THIRD     FOURTH
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------
1996                                                (IN THOUSANDS)
Claim and claim settlement expenses,
 net                                 $    425   $    650   $    608   $  6,392
Policy acquisition costs                  225         50        142      1,454
                                     --------   --------   --------   --------
Quarterly effect on income from
  operations                         $    650   $    700   $    750   $  7,846
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------
1995
Claim and claim settlement expenses,
  net                                $      -   $      -   $    300   $  1,174
Policy acquisition costs                    -          -        100      1,633
                                     --------   --------   --------   --------
Quarterly effect on income from
  operations                         $      -   $      -   $    400   $  2,807
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

With respect to the fourth quarter of 1996, see previous discussions in Claim and Claim Settlement Expenses.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

The Company establishes reserves to cover its estimated liability for claim and claim settlement expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. The Company establishes its reserves based on facts then known, estimates of future trends in claims severity and other factors, including the Company's experience with similar cases and historical trends such as reserving patterns, loss payments and pending levels of unpaid claims. See Note 1 of Notes to Consolidated Financial Statements.

The following two tables reconcile the beginning and ending insurance reserves, displayed individually for each of the last three years.

The following table sets forth reserves on a gross (before reinsurance) basis:

                                                       YEAR ENDED DECEMBER 31,
                                                    1996       1995        1994
                                                 ---------  ---------   -------
                                                            (IN THOUSANDS)
GROSS RESERVES FOR CLAIM AND CLAIM SETTLEMENT EXPENSES:
Gross reserves for claim and claim
  settlement expenses, beginning of year         $  37,138  $  28,165  $ 13,279
Provision increases (decreases) for claim
  and claim settlement expenses:
    Current year                                    49,440     30,137    26,034
    Prior years                                    (11,051)    (4,701)     (196)
                                                 ---------  ---------   -------
  Total provision                                   38,389     25,436    25,838
Payments for claim and claim settlement
  expenses:
    Current year                                    16,239      8,860     6,887
    Prior years                                     10,032      7,603     4,065
                                                 ---------  ---------   -------
      Total payments                                26,271     16,463    10,952
                                                 ---------  ---------   --------
Gross reserves for claim and claim settlement
  expenses, end of year                          $  49,256  $  37,138   $28,165
                                                 ---------  ---------   -------
                                                 ---------  ---------   -------

The following table sets forth reserves on a net (after reinsurance) basis :

                                                                         YEAR ENDED DECEMBER 31,
                                                                      1996         1995         1994
                                                                    ---------    ---------    -------
                                                                             (IN THOUSANDS)
NET RESERVES FOR CLAIM AND CLAIM SETTLEMENT EXPENSES:
Net reserves for claim and claim settlement
  expenses, beginning of year                                       $  28,826    $  14,263   $  3,686
Provision increases (decreases) for claim and claim
  settlement expenses:
    Current year                                                       47,155       29,536     16,505
    Prior years                                                        (8,075)      (1,474)        98
                                                                    ---------    ---------    -------
      Total provision                                                  39,080       28,062     16,603

Payments for claim and claim settlement expenses:
  Current year                                                         16,238        8,860      4,590
  Prior years                                                           8,595        4,639      1,436
                                                                    ---------    ---------    -------
     Total payments                                                    24,833       13,499      6,026
                                                                    ---------    ---------    -------
Net reserves for claim and claim settlement expenses,
  end of year                                                       $  43,073    $  28,826   $ 14,263
                                                                    ---------    ---------    -------
                                                                    ---------    ---------    -------

As determined under Generally Accepted Accounting Principles ("GAAP"), the 1996 year-end reserves of $49.3 million for claim and claim settlement expenses were $6.2 million more than the reserves of $43.1 million recorded on the basis of statutory accounting principles for reports provided to state regulatory authorities. The difference is the reinsurance recoverable from third-party reinsurance carriers totaling $6.2 million that reduces reserves for statutory reporting and is recorded as an asset, reinsurance receivable, for GAAP reporting.

The following loss reserve development table sets forth the change, over time, of reserves established for claim and claim settlement expenses at the end of the last five years. The following loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

                                                                    DECEMBER 31,
                                                1996       1995        1994         1993       1992
                                             ---------  ---------   ---------    ---------   --------
LOSS RESERVE DEVELOPMENT:                                           (IN THOUSANDS)
Gross reserves for unpaid claim and claim
   settlement expenses                       $  49,256  $  37,138   $  28,165    $  13,279   $  2,688
Deduct reinsurance recoveries                    6,183      8,312      13,902        9,593      1,886
                                             ---------  ---------   ---------    ---------   --------
Reserves for unpaid claim and
  claim settlement expenses                  $  43,073  $  28,826   $  14,263    $   3,686   $    802
                                             ---------  ---------   ---------    ---------   --------
                                             ---------  ---------   ---------    ---------   --------
Paid (cumulative) as of:
  One year later                                        $   8,595   $   4,639    $   1,436   $    583
  Two years later                                                       6,476        2,150        678
  Three years later                                                                  2,348        815
  Four years later                                                                                856
Reserves re-estimated as of:
  End of year                                $  43,073  $  28,826   $  14,263    $   3,686   $    802
  One year later                                           20,751      12,789        3,784      1,075
  Two years later                                                       9,318        3,416      1,008
  Three years later                                                                  2,782        950
  Four years later                                                                                912
Initial reserves in excess of (less than)
  re-estimated reserves
  Amount                                                $   8,075   $   4,945    $     904   $   (110)
  Percent                                                    28.0%       34.7%        24.5%     (13.7%)

The following table is derived from the loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same five-year period ended December 31, 1996. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimates for the indicated accident year.

                                                                                              CUMULATIVE
                                                                                              RE-ESTIMATES
                                                                                               FOR EACH
                                                            CALENDAR YEAR                      ACCIDENT
                                                1996        1995         1994         1993       YEAR
                                             -------     -------      -------    ---------    -----------
EFFECT OF RESERVE RE-ESTIMATES ON                            (IN THOUSANDS)
  CALENDAR YEAR OPERATIONS:
     Accident Years:
          1992                               $    38     $    58      $    67    $    (273)    $    (110)
          1993                                   596         310         (165)                       741
          1994                                 2,837       1,106                                   3,943
          1995                                 4,604                                               4,604
                                             -------     -------      -------    ---------    -----------
          Total                               $8,075     $ 1,474      $   (98)   $    (273)    $   9,178
                                             -------     -------      -------    ---------    -----------
                                             -------     -------      -------    ---------    -----------

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premiums and investment income, while its cash requirements consist primarily of payments for claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, capital expenditures, income taxes, principal repayment and debt service on its outstanding Senior Notes. The Company generates positive net cash from operations due, in part, to the timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Cash is invested pending future payments for such expenses as indemnity, medical benefits and other operating expenses. The Company's investment portfolio currently consists of U.S. Treasury and Agency Securities. Cash and cash equivalents consist primarily of U. S. Treasury or Agency Securities acquired under repurchase agreements with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests in short-term government securities.

Cash provided by operating activities in 1996 was $23.1 million. This is primarily a result of the Company's net income of $9.0 million, an increase of $12.1 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, and an increase of $2.1 million in unearned premiums, net of premiums receivable. Net cash used in investing activities was $23.8 million, primarily the result of purchases of $25.3 million of available-for-sale securities, $3.5 million of maturities of held-to-maturity securities and $2.0 million purchases of furniture and equipment. Net cash used in financing activities was $1.9 million, primarily due to payments totaling $2.4 million on outstanding Senior Notes and Series 1991A and 1991B Notes in December 1996.

The Company's investments increased to $89.8 million at December 31, 1996 from $68.5 million at December 31, 1995, primarily from cash provided by operating activities. Of the Company's investments at December 31, 1996, $54.0 million were classified as held-to-maturity and valued at amortized cost, while $35.9 million were classified as available-for-sale and valued at fair value. All of the Company's investment securities at December 31, 1996 were U. S. Treasury and Agency Securities. Of the held-to-maturity securities, $44.3 million had remaining maturities of one to five years and $9.7 million had maturities of five to ten years (see Note 2 of Notes to Consolidated Financial Statements). The Company's current investment policy is to invest only in U.S. Treasury and Agency Securities, and it does not invest in derivative securities. Historically, changes in market interest rates have caused fluctuations in the fair value of securities. During 1996, the Company invested solely in available-for-sale securities and intends to continue this investment strategy for the foreseeable future. Additionally, the Company intends to broaden its investment policy during 1997 to increase investment income consistent with prudent risk. As a result of the increased holdings in securities classified as available-for-sale, and thus carried at fair value, the Company expects increased volatility in shareholders' equity as market interest rates and other factors change.

The Company's need for additional capital is primarily the result of regulations which require certain ratios of capital to premiums written. In order for ACIC to begin operations, the Company had to raise capital and contribute it to ACIC. As ACIC grew, additional capital was required to support the higher premium levels. As a result, the Company raised approximately $27.0 million in April 1995 through an initial public offering and $9.2 million in January 1994 through the issuance of Senior Notes and contributed $18.0 million in 1995 and $9.0 million in 1994 to ACIC. In the future, the Company expects that its need for additional capital will be primarily related to the growth of ACIC and the need to maintain appropriate capital to premium ratios as defined by state regulatory bodies. As an alternative to raising additional capital, the Company believes it could secure quota-share or other reinsurance which would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements. The Company entered into its reinsurance agreements with Reliance during 1992, 1993 and 1994 for that purpose.

State insurance regulations limit distributions, including dividends, from ACIC to the Company. The maximum amount of dividends that can be paid by ACIC to the Company in any year is equal to the lesser of: (i) 10% of ACIC's statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to the Company in 1997, without regulatory approval, is approximately $4.0 million. (See Note 8 of Notes to Consolidated Financial Statements.) ACIC may be subject to more restrictive limitations on dividends as it enters additional states. ACIC has never paid a dividend to the Company and, for the foreseeable future, the Company intends to retain capital in ACIC to enable the Company to expand its operations.

The Company believes that cash flow generated by its operations and its cash and investment balances will be sufficient to fund continuing operations, principal repayments and debt service on its outstanding Senior Notes and capital expenditures for the next 12 months.

On January 30, 1997, the Minnesota Workers' Compensation Reinsurance Association, of which ACIC is required to be a member, declared a refund of approximately $323 million to its insured members. The method of calculating the refund and the amount of the refund must be approved by the Minnesota Department of Commerce. The Company can not quantify, at this time, the amount of refund, if any, that it will receive.

NAIC RISK-BASED CAPITAL STANDARDS

The National Association of Insurance Commissioners ("NAIC") has recently adopted risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. Such standards require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, the Company's percent of total adjusted capital is substantially in excess of authorized control level risk-based capital.

REGULATION

The Company's insurance subsidiary is subject to substantial regulation by the governmental agencies in the states in which it operates, and will be subject to such regulation in any state in which it provides workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of the business of the Company and its insurance subsidiary, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. The Company's insurance subsidiary is currently licensed to do business in Minnesota, Colorado, Missouri, Michigan, Massachusetts, Pennsylvania and Illinois.

The NAIC is in the process of codifying statutory accounting principles. The ultimate completion date and impact of this project on current statutory policies and practices is unknown.

FORWARD LOOKING STATEMENTS

Information included in this annual report which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the

Company's ability to expand into new states and attract customers in those states, (ii) the Company's ability to manage both its existing claims and its new claims in an effective manner, (iii) the Company's ability to further penetrate the market in its existing states, (iv) competition from traditional workers' compensation insurance carriers, (v) the Company's ability to retain its existing customers at favorable beneficial premium rates when their policies renew and (vi) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                      Page

     Independent Auditors' Report for Years Ended December 31,
     1996, 1995 and 1994                                                   24
     Consolidated Balance Sheets - December 31, 1996 and 1995              25
     Consolidated Statements of Income - Years Ended December 31,
     1996, 1995 and 1994                                                   26
     Consolidated Statements of Shareholders' Equity - Years Ended
     December 31, 1996, 1995 and 1994                                      27
     Consolidated Statements of Cash Flows - Years Ended December 31,
     1996, 1995 and 1994                                                   28
     Notes to Consolidated Financial Statements - Years Ended
     December 31, 1996, 1995 and 1994                                      29

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

     We have audited the accompanying consolidated balance sheets of RTW, Inc. and subsidiary (the "Company") as of December 31, 1996 and 1995 and the related statements of income, shareholders' equity, and cash flows for each of the years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 5, 1997

                                    RTW, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            1996        1995
                                                         ---------   ---------
                       ASSETS
Investments:
   Held-to-maturity, at amortized cost, fair value
     of $54,396 and $59,571                              $  53,977   $  57,662
   Available-for-sale, at fair value, amortized
     cost of $35,854 and $10,674                            35,872      10,868
                                                         ---------   ---------
   Total investments                                        89,849      68,530
Cash and cash equivalents                                   10,410      12,962
Accrued investment income                                    1,724       1,376
Premiums receivable, less allowance of $105 and $73          4,476       2,903
Reinsurance receivable                                       6,183       8,312
Reinsurance premiums receivable, net                         2,555       1,569
Deferred policy acquisition costs                            1,624         858
Furniture and equipment, net                                 3,423       1,957
Other assets                                                 3,487       2,657
                                                         ---------   ---------

                                                         $ 123,731   $ 101,124
                                                         ---------   ---------
                                                         ---------   ---------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses               $  49,256   $  37,138
Unearned premiums                                           13,308       9,606
Accrued expenses and other liabilities                       3,117       4,051
Notes payable                                                6,739       8,891
                                                         ---------   ---------
   Total liabilities                                        72,420      59,686

Shareholders' equity:
   Common Stock, no par value; authorized 25,000,000
     shares; issued and outstanding 11,807,576 and
     11,709,199 shares                                      28,610      27,606
   Retained earnings                                        22,690      13,708
   Unrealized appreciation on securities
     available-for-sale                                         11         124
                                                         ---------   ---------
      Total shareholders' equity                            51,311      41,438
                                                         ---------   ---------

                                                         $ 123,731   $ 101,124
                                                         ---------   ---------
                                                         ---------   ---------


See notes to consolidated financial statements.

                                    RTW, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                               1996          1995       1994
                                            ---------    ---------   ---------
Revenues:
   Premiums earned                          $  63,058    $  45,408   $  26,614
   Investment income                            5,667        4,025       1,627
                                            ---------    ---------   ---------
     Total revenues                            68,725       49,433      28,241

Expenses:
   Claim and claim settlement expenses         39,080       28,062      16,603
   Policy acquisition costs                     6,327        2,689        (172)
   General and administrative expenses          8,510        6,113       3,931
                                            ---------    ---------   ---------
     Total expenses                            53,917       36,864      20,362
                                            ---------    ---------   ---------
Income from operations                         14,808       12,569       7,879

Interest expense                                1,086        1,285       1,306
                                            ---------    ---------   ---------
Income before income taxes                     13,722       11,284       6,573
Provision for income taxes                      4,740        4,226       2,378
                                            ---------    ---------   ---------

Net income                                  $   8,982    $   7,058   $   4,195
                                            ---------    ---------   ---------
                                            ---------    ---------   ---------

Net income per common and common
  share equivalent                          $    0.73    $    0.64   $    0.49
                                            ---------    ---------   ---------
                                            ---------    ---------   ---------

Weighted average common and common
    share equivalents outstanding          12,256,833   11,087,831   8,516,895
                                           ----------   ----------   ---------
                                           ----------   ----------   ---------



See notes to consolidated financial statements.

                                    RTW, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                        UNREALIZED
                                                                       APPRECIATION
                                                                       (DEPRECIATION)
                                                                       ON SECURITIES      TOTAL
                                                COMMON    RETAINED       AVAILABLE-    SHAREHOLDERS'
                                                STOCK      EARNINGS       FOR-SALE        EQUITY
                                             ---------  ----------        ---------   ---------
Balance at January 1, 1994                   $     108  $    2,358                    $   2,466
   Net income                                        -       4,195                        4,195
   Change in fair value of Common
     Stock held by ESOP                              -        (602)                        (602)
   Unrealized depreciation on securities
     available-for-sale                              -           -        $   (14)          (14)
   Non-qualified stock options exercised,
     including tax benefit of $39                   91           -            -              91
                                             ---------  ----------        ---------   ---------


Balance at December 31, 1994                       199       5,951            (14)        6,136
   Net income                                        -       7,058              -         7,058
   Net proceeds from initial public offering    27,039           -              -        27,039
   Reclassification of ESOP liability              322         699              -         1,021
   Unrealized appreciation on securities
     available-for-sale, including tax
     benefit of $70                                  -           -            138           138
   Qualified stock options and warrants
     exercised                                      48           -              -            48
   Retirement of Common Stock                       (2)          -              -            (2)
                                             ---------  ----------        ---------   ---------


Balance at December 31, 1995                    27,606      13,708            124        41,438
   Net income                                        -       8,982              -         8,982
   Unrealized depreciation on securities
     available-for-sale, including tax
     liability of $63                                -           -           (113)         (113)
   Non-qualified stock options exercised,
     including tax benefit of $510                 608           -              -           608
   Qualified stock options and warrants
     exercised                                      32           -              -            32
   Issuance of shares to ESOP                      236           -              -           236
   Issuance of shares under ESPP                   129           -              -           129
   Retirement of Common Stock                       (1)          -              -            (1)
                                             ---------  ----------        ---------   ---------

Balance at December 31, 1996                 $  28,610  $   22,690        $    11     $  51,311
                                             ---------  ----------        ---------   ---------
                                             ---------  ----------        ---------   ---------


See notes to consolidated financial statements.

                                    RTW, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                         1996       1995        1994
                                                    ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reconciliation of net income to net cash provided
  by operating activities:
    Net income                                      $   8,982  $   7,058  $    4,195
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                    1,071        933         722
       Deferred income taxes                             (767)      (992)     (1,080)
       ESOP stock compensation                              -          -         153
       Changes in assets and liabilities:
         Amounts due from reinsurers                    1,143      5,131      (3,580)
         Unpaid claim and claim settlement expenses    12,118      8,973      14,886
         Unearned premiums, net of premiums
           receivable                                   2,129      1,669       1,026
         Other, net                                    (1,540)    (1,847)       (830)
                                                    ---------  ---------  ----------
           Net cash provided by operating
             activities                                23,136     20,925      15,492

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of held-to-maturity securities                  -    (27,828)    (21,038)
  Maturities of held-to-maturity securities             3,500        500         500
  Purchases of available-for-sale securities          (25,273)    (8,176)     (2,552)
  Purchases of furniture and equipment                 (2,047)    (1,265)       (539)
                                                    ---------  ---------  ----------
           Net cash used in investing activities      (23,820)   (36,769)    (23,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                            (2,362)    (1,362)       (362)
  Proceeds from initial public offering                     -     29,900           -
  Proceeds from notes payable                               -          -      10,000
  Debt issue costs                                          -          -        (831)
  Equity financing costs                                    -     (2,861)        (35)
  Stock options and warrants exercised                    130         48          91
  Issuance of Common Stock to ESOP                        236          -           -
  Issuance of Common Stock under ESPP                     129          -           -
  Retirement of Common Stock                               (1)        (2)          -
                                                    ---------  ---------  ----------
           Net cash provided by (used in)
            financing activities                       (1,868)    25,723       8,863
                                                    ---------  ---------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (2,552)     9,879         726
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         12,962      3,083       2,357
                                                    ---------  ---------  ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $  10,410  $  12,962   $   3,083
                                                    ---------  ---------  ----------
                                                    ---------  ---------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                        $     898  $   1,042   $   1,031
                                                    ---------  ---------  ----------
                                                    ---------  ---------  ----------

    Income taxes                                    $   6,338  $   5,285   $   3,813
                                                    ---------  ---------  ----------
                                                    ---------  ---------  ----------


See notes to consolidated financial statements.

                                    RTW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - In 1992, RTW, Inc. (the "Company") through its wholly-owned subsidiary, American Compensation Insurance Company ("ACIC"), began providing workers' compensation insurance coverage to benefit from the Company's ability to reduce workers' compensation costs and to provide more control over its insureds' workers' compensation programs. ACIC is domiciled in Minnesota and licensed in Minnesota, Colorado, Missouri, Michigan, Pennsylvania, Illinois and Massachusetts. The Company wrote business primarily in Minnesota, Colorado and Missouri during 1996.

In April 1995, the Company raised $27,039,000 (net of underwriting discounts and other offering expenses totaling $2,861,000) through an initial public offering of 3,450,000 shares of Common Stock at $8.67 per share. The Company contributed $18,000,000 of the net proceeds of the offering to ACIC to enable ACIC to expand its operations to Colorado, Missouri and other states, as well as to support the expansion of its business in Minnesota. The Company retained the remaining net proceeds for working capital and general corporate purposes, including, if appropriate, additional future contributions to ACIC.

In January 1994, the Company raised $9,169,000 (net of underwriting discounts and other offering expenses totaling $831,000) through a $10,000,000 Senior Note. The Company contributed $9,000,000 of the net proceeds of the offering to ACIC to support expansion of its business in Minnesota.

PRINCIPLES OF CONSOLIDATION AND BASIS OF REPORTING - The consolidated financial statements include RTW, Inc. and ACIC. All significant intercompany accounts and transactions have been eliminated in the consolidation.

USE OF ESTIMATES IN PREPARING THE FINANCIAL STATEMENTS - Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS - In 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires a company to classify its securities into categories based upon the company's intent relative to the eventual disposition of the securities. SFAS No. 115 established three categories of securities. The first category, held-to-maturity, is composed of debt securities which a company has the positive intent and ability to hold to maturity. These securities are carried at amortized cost. The second category, available-for-sale securities, may be sold to address the liquidity and other needs of a company. Debt and equity securities classified as available-for-sale are carried at fair value on the balance sheet with unrealized gains and losses excluded from income and reported as a separate component of shareholders' equity. The third category, trading securities, is for debt and equity securities acquired for the purpose of selling them in the near term. The Company has not classified any of its securities as trading securities.

No provision is made for temporary declines in fair values of the held-to-maturity debt securities as the Company does not expect to realize any significant losses. If, however, an impairment that is other than temporary occurs in a security, the Company would write the security down to the new value.

Realized gains or losses on disposition of investments are included in the computation of net income. Cost of investments sold is determined by the specific identification method.

Included in investments at December 31, 1996 and 1995 are securities on deposit with various regulatory authorities as required by law with a carrying value of $2,073,000 and $1,493,000, respectively.

CASH AND CASH EQUIVALENTS - The Company generally considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DEFERRED POLICY ACQUISITION COSTS - Certain costs of acquiring new business and renewing existing business, principally commissions and premium taxes, have been deferred. Such costs are amortized as premium revenue is recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, claim and claim settlement expenses, and certain other costs expected to be incurred as the premium is earned.

DEPRECIATION - Furniture and equipment is depreciated over the estimated useful lives of the assets (five to ten years) by the straight-line method of depreciation. Accumulated depreciation at December 31, 1996 and 1995 was $1,366,000 and $788,000, respectively.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES - The undiscounted reserve for unpaid claim and claim settlement expenses is based on estimates of reported and unreported claims and the related claim and claim settlement expenses. The Company has limited historical data for use in its estimate of the reserve for unpaid claim and claim settlement expenses. This is attributable to ACIC's commencement of operations in 1992, and accordingly, ACIC's reported experience does not reflect the full emergence or payment of losses due to the length of the settlement period associated with workers' compensation claims. Because of the Company's limited data with respect to the ultimate emergence of claims, management also utilizes external industry data sources, as adjusted to reflect anticipated differences between the Company and the industry, to supplement the Company's experience. While the Company considers its estimate of the reserve for unpaid claim and claim settlement expenses to be reasonable, the ultimate amount of claim and claim settlement expenses may differ from the amounts estimated as a result of the additional variability of such estimates associated with the need to utilize this industry data. These reserves and the related assumptions utilized in their development are continually reviewed and, as adjustments become necessary, are reflected in current operations.

REINSURANCE - In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

DEBT ISSUE COSTS - Debt issue costs associated with the Senior Notes payable are reported as a reduction in notes payable. These costs are being amortized over the terms of the Senior Notes.

PREMIUMS - Premiums written are recorded on an installment basis to match the billing to the policyholder. Premiums are earned on a daily basis over the life of the insurance policy. Premiums earned include an estimate for earned but unbilled audit premiums. Unearned premium reserves are established for the portion of premiums billed applicable to the unexpired term of the premium.

INCOME TAXES - Provisions for federal and state income taxes include amounts currently payable and deferred income taxes resulting from the cumulative temporary differences in assets and liabilities determined on a tax return and financial statement basis. No valuation allowance was provided against the deferred tax assets recorded in 1996 or 1995, as the Company expects to generate sufficient taxable income in the future to offset reversing temporary differences.

STOCK BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 7 - Employee Benefits and Plans.

NET INCOME PER COMMON AND COMMON SHARE EQUIVALENT - Net income per common and common share equivalent is computed by dividing net income by the weighted average common and common share equivalents outstanding during the year. Common share equivalents consist of options and warrants. Stock and stock options issued subsequent to April 1995 have been considered outstanding from the date of grant after applying the treasury stock method for determining the dilutive effect of the stock options. Stock and stock options issued prior to that date have been considered outstanding for all periods after applying the treasury stock method for determining the dilutive effect of the stock options.

NOTE 2 - INVESTMENTS

Investment income includes the following at December 31 (000's):

                                                                        1996        1995       1994
                                                                     ---------   --------  ---------
U.S. Treasury Securities                                             $   5,004   $  3,337  $   1,510
Cash Equivalents                                                           663        591        117
Other                                                                        -         97          -
                                                                     ---------   --------  ---------
                                                                     $   5,667   $  4,025  $   1,627
                                                                     ---------   --------  ---------
                                                                     ---------   --------  ---------

There were no significant investment expenses associated with the above investment income.

The Company's held-to-maturity and available-for-sale debt securities are all U.S. Treasury Securities. The amortized cost and fair values of U.S. Treasury Securities at December 31 are as follows (000's):

                                       HELD-TO-MATURITY     AVAILABLE-FOR-SALE          COMBINED
                                    -------------------   --------------------   -------------------
                                       1996       1995       1996        1995       1996       1995
                                    --------   --------   --------    --------   --------   --------
Amortized Cost                      $ 53,977   $ 57,662   $ 35,854    $ 10,674   $ 89,831   $ 68,336
Gross Unrealized Gains                   732      1,938        128         194        860      2,132
Gross Unrealized Losses                 (313)       (29)      (110)          -       (423)       (29)
                                    --------   --------   --------    --------   --------   --------
Fair Value                          $ 54,396   $ 59,571   $ 35,872    $ 10,868   $ 90,268   $ 70,439
                                    --------   --------   --------    --------   --------   --------
                                    --------   --------   --------    --------   --------   --------

The amortized cost and fair value of U.S. Treasury Securities at December 31, 1996 by contractual maturities, are as follows (000's):

                                                                   1996
                                    ----------------------------------------------------------------
                                    HELD-TO-MATURITY      AVAILABLE-FOR-SALE         COMBINED
                                    -------------------  --------------------   --------------------
                                    AMORTIZED    FAIR    AMORTIZED       FAIR   AMORTIZED      FAIR
MATURING:                             COST       VALUE     COST         VALUE      COST        VALUE
                                    --------   --------   --------    --------   --------   --------
One year or less                    $      -   $      -   $  7,556    $  7,586   $  7,556   $  7,586
One year through five years           44,252     44,331     18,582      18,567     62,834     62,898
Five years through ten years           9,725     10,065      9,716       9,719     19,441     19,784
                                    --------   --------   --------    --------   --------   --------
Total                               $ 53,977   $ 54,396   $ 35,854    $ 35,872   $ 89,831   $ 90,268
                                    --------   --------   --------    --------   --------   --------
                                    --------   --------   --------    --------   --------   --------

There were no sales of debt securities during 1996, 1995 or 1994.

NOTE 3 - REINSURANCE

Prior to 1995, ACIC ceded a portion of its insurance business to another insurance company on a pro rata basis. Under its reinsurance agreement, the reinsurer assumed one-quarter of the accident year 1994 claim and claim settlement expenses in consideration for a proportionate share of eligible premiums. In addition, Minnesota claims in excess of $1,040,000, $450,000 and $240,000 per occurrence during 1996, 1995 and 1994, respectively, are ceded to the Minnesota Workers' Compensation Reinsurance Association. In 1996 and 1995, Colorado, Missouri, Michigan and other state claims in excess of $500,000 were
ceded to various reinsurers.   Reinsurance contracts do not relieve ACIC from
its obligations to policyholders. Failure of the reinsurers to honor their obligation could result in losses to ACIC. Management does not anticipate any such losses, and accordingly, no provision for amounts deemed uncollectible are included in these financial statements. ACIC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvency. At December 31, reinsurance receivables are associated with reinsurers as follows (000's):

                                                         1996        1995
                                                       --------   --------
     Quota-share reinsurance for 1992 to 1994
       through a single insurer                        $  1,673   $  4,812
     Excess of loss reinsurance through various
       reinsurers                                         4,510      3,500
                                                       --------   --------
     Reinsurance receivable                            $  6,183   $  8,312
                                                       --------   --------
                                                       --------   --------

The effect of reinsurance on premiums written and earned are as follows (000's):

                                                        WRITTEN     EARNED
                                                       --------   ---------
Year Ended December 31, 1996:
     Direct                                            $ 67,457   $  63,755
     Ceded                                                 (697)       (697)
                                                       --------   ---------
       Net premiums                                    $ 66,760   $  63,058
                                                       --------   ---------
                                                       --------   ---------
Year Ended December 31, 1995:
     Direct                                            $ 50,070   $  47,507
     Ceded                                               (2,099)     (2,099)
                                                       --------   ---------
       Net premiums                                    $ 47,971   $  45,408
                                                       --------   ---------
                                                       --------   ---------
Year Ended December 31, 1994:
     Direct                                            $ 39,892   $  38,099
     Ceded                                              (11,895)    (11,485)
                                                       --------   ---------
       Net premiums                                    $ 27,997   $  26,614
                                                       --------   ---------
                                                       --------   ---------

The effect of reinsurance on claim and claim settlement expenses for the years ended December 31 are as follows (000's):
                                              1996        1995        1994
                                            ---------  --------   ---------
     Direct                                 $  38,389  $ 25,436   $  25,838
     Ceded                                        691     2,626      (9,235)
                                            ---------  --------   ---------
       Net claim and claim settlement
         expenses                           $  39,080  $ 28,062   $  16,603
                                            ---------  --------   ---------
                                            ---------  --------   ---------

Reinsurance premiums payable have been offset by amounts receivable from the reinsurer in accordance with the reinsurance agreement and consist of the following at December 31 (000's):

                                                         1996        1995
                                                       --------   ---------
Premiums payable to reinsurer                          $      -   $    (262)
Reinsurance recoverable from paid claim and
  claim settlement expenses                                  75         615
Ceding commission receivable                              2,480       1,216
                                                       --------   ---------
Reinsurance premiums receivable, net                   $  2,555   $   1,569
                                                       --------   ---------
                                                       --------   ---------

The ceding commission earned, which will be based upon final settlement of claim and claim settlement expenses, will range between 10% and 48% during accident years 1994 and 1993 and 15% and 25% during accident year 1992. Ceding commissions earned of $1,871,000, $1,733,000, and $2,978,000 for fiscal years 1996, 1995 and 1994, respectively, are reported as a reduction in policy acquisition costs on the consolidated statements of income.

NOTE 4 - UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Activity in the liability for unpaid claim and claim settlement expenses is summarized as follows (000's):

                                                1996      1995       1994
                                            ---------  --------   ---------
Gross balance at January 1                  $  37,138  $ 28,165   $  13,279
Less reinsurance recoverables                   8,312    13,902       9,593
                                            ---------  --------   ---------
Net balance at January 1                       28,826    14,263       3,686
Incurred (benefit) related to:
     Current year                              47,155    29,536      16,505
     Prior years                               (8,075)   (1,474)         98
                                            ---------  --------   ---------
       Total incurred                          39,080    28,062      16,603
Paid related to:
     Current year                              16,238     8,860       4,590
     Prior years                                8,595     4,639       1,436
                                            ---------  --------   ---------
       Total paid                              24,833    13,499       6,026
                                            ---------  --------   ---------
Net balance at December 31                     43,073    28,826      14,263
     Plus reinsurance recoverables              6,183     8,312      13,902
                                            ---------  --------   ---------
Gross balance at December 31                $  49,256  $ 37,138   $  28,165
                                            ---------  --------   ---------
                                            ---------  --------   ---------

As a result of changes in estimates of unpaid claim and claim settlement expenses for prior years, the provision for claim and claim settlement expenses (net of reinsurance expense of $691,000 and $2,626,000 in 1996 and 1995, respectively) decreased by $8,075,000 and $1,474,000 in 1996 and 1995, respectively. The favorable development in 1996 and 1995 reflects the ability of the Company to manage and close prior year claims more favorably than anticipated. Future favorable development, if any, will depend on the ability of the Company to continue managing and closing claims in such a manner.

In 1994, as a result of changes in estimates of unpaid claim and claim settlement expenses in prior years, the provision for claim and claim settlement expenses (and net of reinsurance recoveries of $9,235,000 in 1994) increased by $98,000 in 1994 because of higher than anticipated losses on workers' compensation cases for that year.

NOTE 5 - NOTES PAYABLE

Unsecured notes payable consist of the following at December 31 (000's):

                                                       1996        1995
                                                     -------     -------
Senior Notes payable to registered investors with principal maturities and monthly interest due as follows:

Maturity               Interest Rate
-----------------      -------------
December 15, 1996          8.75%                                 $ 2,000
December 15, 1997          9.00%                     $ 2,000       2,000
December 15, 1998          9.25%                       2,500       2,500
December 15, 1999          9.50%                       2,500       2,500

Series 1991A Notes payable, paid in full
  in December 1996                                         -         157
Series 1991A Notes payable to related parties,
  paid in full in December 1996                            -          56
Series 1991B Notes payable, paid in full
  in December 1996                                         -         120
Series 1991B Notes payable to related parties,
  paid in full in December 1996                            -          29
                                                     -------     -------
Notes payable - Principal                              7,000       9,362
Less: Unamortized bond issuance cost                    (261)       (471)
                                                     -------     -------
Notes payable                                        $ 6,739     $ 8,891
                                                     -------     -------
                                                     -------     -------

The Company may, at its option, redeem some or all of the Senior Notes payable on any interest date at the principal amount of the redeemed notes plus accrued interest and a premium ranging from 1%-3% depending on the redemption date.

Interest expense to related parties for the years ended December 31, 1996, 1995, and 1994 was $14,000, $28,000, and $45,000, respectively.

SENIOR NOTES PAYABLE - The Senior Notes payable contain various restrictive provisions which require that certain financial ratios, primarily debt coverage and net worth restrictions, be met before the incurrence of additional indebtedness or the payment of dividends or other distributions to shareholders. At December 31, 1996, the Company was in compliance with these covenants.

Based on borrowing rates currently available to the Company for loans with similar terms and average maturities (prime at December 31, 1996 and 1995 was 8.25%), the fair value of notes payable was approximately $7,254,000 and $9,805,000 at December 31, 1996 and 1995, respectively.

NOTE 6 - INCOME TAXES

Income tax expense for the years ended December 31 consisted of the following (000's):

                                              1996          1995        1994
                                           ---------     --------    --------
Current:
     Federal                               $   5,165     $  4,787    $  3,281
     State                                       342          501         177
                                           ---------     --------    --------
       Total current                           5,507        5,288       3,458
Deferred:
     Federal                                    (650)        (949)     (1,070)
     State                                      (117)        (113)        (10)
                                           ---------     --------    --------
       Total deferred                           (767)      (1,062)     (1,080)
                                           ---------     --------    --------
       Income tax expense                  $   4,740     $  4,226    $  2,378
                                           ---------     --------    --------
                                           ---------     --------    --------

The differences between taxes computed at the federal statutory rate and recorded income tax expense are as follows (000's):

                                              1996          1995        1994
                                           ---------     --------    --------
Federal income tax at statutory rate       $   4,803     $  3,949    $  2,301
Increase (reduction) in income taxes
  resulting from:
     State income taxes, net of federal
      income tax benefit                         126          310         109
     Other                                      (189)         (33)        (32)
                                           ---------     --------    --------
       Total                               $   4,740     $  4,226    $  2,378
                                           ---------     --------    --------
                                           ---------     --------    --------

The effect of temporary differences that gave rise to net deferred tax asset balances, included within other assets at December 31, were as follows (000's):

                                                            1996        1995
                                                         --------    --------
Unpaid claim and claim settlement expenses               $  2,731    $  1,859
Unearned premiums                                           1,001         698
Other                                                         124          95
                                                         --------    --------
     Deferred tax assets                                    3,856       2,652

Deferred policy acquisition costs                            (611)       (312)
Other                                                        (266)       (128)
                                                         --------    --------
     Deferred tax liabilities                                (877)       (440)
                                                         --------    --------

     Net deferred tax asset                              $  2,979    $  2,212
                                                         --------    --------
                                                         --------    --------

Income taxes receivable (payable) at December 31, 1996 and 1995 were approximately $1,059,000 and ($281,000), respectively.

NOTE 7 - EMPLOYEE BENEFITS AND PLANS

1995 EMPLOYEE STOCK PURCHASE PLAN - The RTW, Inc. 1995 Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors of the Company during 1995. The Company reserved 75,000 shares for distribution under the ESPP. The ESPP terminates in ten years and will be carried out in phases, each consisting of one year or a period of time approved by the Board. Any employee completing two weeks of service prior to the commencement of a phase of the plan may participate. The participant may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. Contributors purchase shares of the Company's Common Stock at the option price set forth in the plan. The first one year ESPP phase began in April 1995 and expired in April 1996. Under the first phase, participants purchased 14,891 shares at $8.67 per share. The second one year ESPP phase began in April 1996 and expires in April 1997. Employee contributions withheld by the Company for the purchase of shares in April 1997 and April 1996 under the ESPP were approximately $154,000 and $98,000 at December 31, 1996 and 1995, respectively.

1994 STOCK PLAN - During 1994, the Company adopted a qualified stock option plan providing for Incentive Stock Options and Non-Qualified Stock Options. At December 31, 1996, the Company had 375,000 shares reserved for distribution under the plan. In January 1997, by action of the Board of Directors, the shares reserved for distribution under the plan were increased to 1,500,000. The option price, term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board of Directors or, if established, by a separate committee.

The options granted, exercised, terminated and outstanding under the 1994 Stock Plan as of and for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                             QUALIFIED                           NON-QUALIFIED
                             ----------------------------------------   -------------------------------
                                                             WEIGHTED                          WEIGHTED
                                                              AVERAGE                           AVERAGE
                               OPTION         EXERCISE       EXERCISE    OPTION     EXERCISE   EXERCISE
                               SHARES           PRICE          PRICE     SHARES       PRICE      PRICE
                             ----------    ---------------  ---------   -------   ----------   --------
Balance, January 1, 1994:          -                                        -
   Granted                      75,000               $2.67     $2.67      7,500       $2.67      $2.67
   Exercised                       -                   -         -       (3,750)       2.67       2.67
                             ----------    ---------------  ---------   -------   ----------   --------
Balance, December 31, 1994:     75,000                2.67      2.67      3,750        2.67       2.67
   Granted                      85,875        8.67 - 16.67      9.49        -           -          -
   Exercised                      (300)               8.67      8.67        -           -          -
                             ----------    ---------------  ---------   -------   ----------   --------
Balance, December 31, 1995:    160,575        2.67 - 16.67      8.06      3,750        2.67       2.67
   Granted                      60,000       19.33 - 28.75     21.13        -           -          -
   Exercised                    (2,400)               8.67      8.67        -           -          -
   Terminated                     (300)               8.67      8.67        -           -          -
                             ----------    ---------------  ---------   -------   ----------   --------
Balance, December 31, 1996     217,875     $  2.67 - 28.75     $8.34      3,750       $2.67      $2.67
                             ----------    ---------------  ---------   -------   ----------   --------
                             ----------    ---------------  ---------   -------   ----------   --------
Exercisable,
   December 31, 1996            51,425     $  2.67 - 16.67     $8.13      3,750       $2.67      $2.67
                             ----------    ---------------  ---------   -------   ----------   --------
                             ----------    ---------------  ---------   -------   ----------   --------
Weighted average remaining
   contractual life for
   outstanding and
   exercisable shares          8 years                                  8 years
                             ----------                                 -------
                             ----------                                 -------

Each of the options expire ten years from the date of grant, subject to continued employment with the Company. Certain of these options are subject to vesting provisions which restrict exercise of the option.

The Company applies Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's 1996 and 1995 option grants under the 1994 Stock Plan and 1996 and 1995 stock purchases under the ESPP been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per common and common share equivalent for the years ended December 31 would approximate the pro forma amounts as follows (in 000's, except per share data):

                                                              1996       1995
                                                            -------     -------
Net income:
   As reported                                              $ 8,982     $ 7,058
   Pro forma                                                $ 8,788     $ 6,924

Net income per common and common share equivalent:
   As reported                                              $  0.73     $  0.64
   Pro forma                                                $  0.71     $  0.63

The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1995.

The weighted average fair value of options granted under the ESPP and 1994 Stock Plan during 1996 and 1995 is estimated at $12.36 and $5.29, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 65.3%; risk-free interest rates ranging from 5.41% to 7.70%; and an expected life of 1 to 5 years.

NON-QUALIFIED COMMON STOCK OPTIONS - The non-qualified options granted, exercised and outstanding as of and for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                                                       WEIGHTED
                                                                        AVERAGE
                                               OPTION      EXERCISE    EXERCISE
                                               SHARES        PRICE       PRICE
                                              ---------  ------------- --------
Balance, January 1, 1994                        512,903  $ 0.22 - 2.00   $1.69
   Exercised                                    (99,000)   0.22 - 2.00    0.43
                                              ---------  -------------   -----

Balance, December 31, 1994                      413,903    0.53 - 2.00    2.00
   Exercised                                     (1,403)          0.53    0.53
                                              ---------  -------------   -----

Balance, December 31, 1995                      412,500           2.00    2.00
   Exercised                                    (49,000)          2.00    2.00
                                              ---------  -------------   -----

Balance, December 31, 1996                      363,500          $2.00   $2.00
                                              ---------  -------------   -----
                                              ---------  -------------   -----

Exercisable, December 31, 1996                  363,500          $2.00   $2.00
                                              ---------  -------------   -----
                                              ---------  -------------   -----

Weighted average remaining contractual life
   for outstanding and exercisable shares       7 years
                                              ---------
                                              ---------

Each of the non-qualified options expires ten years from the date of grant subject to early termination when the optionee leaves the Company's employment.

For the remaining outstanding non-qualified stock options, the Company is permitted a tax deduction equal to the difference between the option exercise price and the fair value on the option exercise date. Upon exercise, the proceeds and the amount of the deduction are recorded to Common Stock. In 1996, the Company recorded a reduction in income taxes payable and increased Common Stock by $510,000 to reflect exercises during the year. Future exercises of these non-qualified options would reduce future taxes payable based on the fair value of the options at the date of exercise.

EMPLOYEE CONTRACT - The Company entered into a five-year Employment and Salary Continuation Agreement (the "Agreement") with its President and Chief Executive Officer beginning November 1993. Under the Agreement, he receives a base salary of $357,500, which amount is to be increased each year by a cost of living adjustment or other such amount as determined by the Company's Board of Directors. This base salary is in addition to bonuses, reimbursements and fringe benefits including payment for the lease of and insurance for the use of an automobile. The Company also provides the President and CEO with health and dental insurance. Under this Agreement, the Company has agreed to indemnify the President and CEO with respect to his actions on behalf of the Company. In the event of his disability, the Company is obligated to continue to pay his then-current base salary and bonuses consistent with other officers for the remaining term of the Agreement.

EMPLOYEE BENEFIT PLANS - The Company sponsors a defined contribution retirement plan under Section 401(K) of the Internal Revenue Code for eligible employees. Employees become eligible for participation in the 401(K) as of the first day of the calendar quarter following completion of 3 months service and attainment of age 21. Company contributions to the plan are discretionary and are based on the contribution made by the employee to the plan. Expense recognized under the plan for the years ended December 31, 1996, 1995 and 1994, was $52,000, $35,000 and $22,000, respectively.

In addition to the defined contribution plan, the Company had bonus plans in 1996, 1995 and 1994 under which all employees, including officers, were paid a monthly bonus based on the prior month's results of the Company. These bonuses aggregated $498,000, $350,000, and $265,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN - The RTW, Inc. Employee Stock Ownership Plan and Trust (the "ESOP") was adopted by the Board of Directors of the Company during 1993. Any individual who had attained age 21 and was employed on May 1, 1993 became a participant in the ESOP on its effective date, May 1, 1993. All other employees are eligible for participation under the ESOP as of the first day of the calendar quarter following completion of 1,000 hours of service during 12 consecutive months at the Company and attainment of age 21. Company contributions to the plan are discretionary. Contributions may be made in cash or shares of the Company's Common Stock.

In December 1994, the Company made a contribution of 23,490 shares of the Company's Common Stock to the ESOP at an estimated fair value of $6.53 per share. In January 1996, the Company contributed 12,196 shares to the plan for fiscal 1995 at a fair value of $19.33 per share. Compensation expense recognized under the plan for 1996, 1995 and 1994 was $116,000, $236,000 and $153,000, respectively.

NOTE 8 - SHAREHOLDERS' EQUITY

On April 25, 1996, the Company's Board of Directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend to shareholders of record on the close of business on May 6, 1996. The shares were distributed to shareholders on May 17, 1996. Additionally, on February 2, 1995, the Company declared a 5-for-1 stock split, effective as of that date. All share and per share amounts have been adjusted to reflect the effect of the stock splits.

DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS - Dividends are paid as determined by the Board of Directors. No dividends have ever been paid by the parent company or received from ACIC.

The ability of the Company to pay cash dividends to shareholders may be dependent upon the amount of dividends received from its insurance subsidiary, ACIC. ACIC's ability to pay dividends is restricted by law or subject to approval of the insurance regulatory authorities of Minnesota.

Under Minnesota insurance law regulating the payment of dividends by ACIC, dividends must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus is defined as earned surplus, as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus which is attributable to unrealized capital gains. Further, pursuant to Minnesota legal requirements, dividend payments from ACIC to the Company are limited in any year to 10% of statutory capital and surplus at the prior year end. In addition, any dividends paid which, when combined with other dividends paid within the previous 12 month period, exceed the greater of 10% of statutory capital and surplus at the prior year end or 100% of ACIC's statutory net gain from operations (not including realized capital gains) for the preceding year, require the prior consent of the Minnesota Department of Commerce (the "MDC"). For 1997, dividends in excess of $3,954,000 would require prior consent of the MDC.

Statutory policyholders' surplus as of December 31, 1996 and 1995, and statutory net income of ACIC for the years then ended are as follows (000's):

                                                      STATUTORY     STATUTORY
                                                   POLICYHOLDERS'      NET
                                                       SURPLUS       INCOME
                                                   --------------   ---------
December 31, 1996                                      $ 39,543     $ 6,658
December 31, 1995                                        36,015       4,551
December 31, 1994                                                     1,514

STOCK WARRANTS - The Series 1991B notes payable, paid in full in December 1996, included attached warrants to purchase Common Stock of the Company at an exercise price of $.53 per share. Investors received a warrant to purchase 17,332 shares of the Company's Common Stock with every $100,000 invested in Series 1991B notes. The total number of shares that could be purchased by exercising the warrants was 19,935 at December 31, 1995. All remaining warrants were exercised in 1996.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company conducts its operations in leased office facilities under various operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.

Future minimum (base) rental payments required under the leases, as of December 31, 1996, are as follows for the year ending December 31 (000's):

                       1997                                 $   934
                       1998                                   1,068
                       1999                                     958
                       2000                                     259
                       2001                                     140
                    Thereafter                                   70
                                                            -------

                                                            $ 3,429
                                                            -------
                                                            -------

Rent expense, including contingent rentals, was $1,063,000, $803,000 and $488,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The selected quarterly financial data is included in the Sub-Section entitled "Quarterly Results" contained in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors is contained in the Section entitled "Election of Directors" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Information with respect to Executive Officers of the Company is included in
PART I of this Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item is contained in the Section entitled "Executive Compensation and Other Information" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the Section entitled "Certain Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

          (1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth on pages 23 through 37 of Part II, Item 8 of this Report.

               Independent Auditors' Report for Years Ended December 31, 1996,
                 1995 and 1994
               Consolidated Balance Sheets - December 31, 1996 and 1995 Consolidated Statements of Income - Years Ended December 31,
                 1996, 1995 and 1994
               Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1996, 1995 and 1994
               Consolidated Statements of Cash Flows - Years Ended December 31,
                 1996, 1995 and 1994
               Notes to Consolidated Financial Statements - Years Ended December
                 31, 1996, 1995 and 1994

          (2) FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                            Page
                                                                            ----
               Independent Auditors' Report on Schedules for the Years
                 Ended December 31, 1996, 1995 and 1994. . . . . . . . . .   S-1
               Schedule I - Summary of Investments . . . . . . . . . . . .   S-2
               Schedule II - Condensed Financial Information (Parent
                 Company). . . . . . . . . . . . . . . . . . . . . . . . .   S-3
               Schedule IV - Reinsurance . . . . . . . . . . . . . . . . .   S-7
               Schedule V - Valuation and Qualifying Accounts. . . . . . .   S-8
               Schedule VI - Supplemental Information Concerning Insurance
                 Operations  . . . . . . . . . . . . . . . . . . . . . . .   S-9

          All other schedules are omitted because they are not applicable or the required information is presented in the Financial Statements or the notes thereto.

     (b)  REPORTS ON FORM 8-K

          None.

     (c)  LISTING OF EXHIBITS (*indicates compensatory plan)

3.1      Amended Articles of Incorporation (1)
3.2      Amended Bylaws (1)
4.1 Indenture dated December 1, 1993 between RTW, Inc. and First Trust National Association, Trustee (2)
4.2      Registration Rights Agreement (2)
10.1* Employment and Salary Continuation Agreement between RTW and David C. Prosser (2)
10.2*    Employment Contract between RTW and J. Alexander Fjelstad, III (2)
10.3*    Stock Option Agreement between RTW and J. Alexander Fjelstad, III (2)
10.4*    RTW, Inc. Employee Stock Ownership Plan (2)
10.5*    Amended RTW, Inc. 1994 Stock Plan (1)
10.6*    RTW, Inc. 1995 Employee Stock Purchase Plan (3)
10.7 Reinsurance Contract between RTW and Reliance Insurance Company effective April 15, 1992 (2)
10.7.1 Amendment Nos. 1 and 2, each effective as of April 15, 1992, to the Reinsurance Contract (1)
10.8     Contract between RTW and ACIC dated January 1, 1992 (2)
10.9     Service Agreement between RTW and ACIC dated February 1, 1992 (2)
10.10*   Description of Cash Bonus Program (2)
10.11*   Description of Cash Bonus Program for 1996 (4)
10.12*   Description of the 1997 Bonus Program
10.13 Election Forms for Minnesota Workers' Compensation Reinsurance Association for 1992, 1993 and 1994 (2)
10.14 Election Form for Minnesota Workers' Compensation Reinsurance Association for 1995 (1)

10.15 Election Form for Minnesota Workers' Compensation Reinsurance Association for 1996 (4)
10.16 Election Form for Minnesota Workers' Compensation Reinsurance Association for 1997
10.17 Minnesota Workers' Compensation Reinsurance Association Reinsurance Agreement (4)
10.18    Colorado Excess of Loss Reinsurance Agreement for 1995 (1)
10.19 Colorado, Missouri and Michigan Excess of Loss Reinsurance Agreement for 1996 (4)
10.20*   401(k) Plan Adoption Agreement (1)
11       Statement re Computation of Income Per Share
21       Subsidiaries of the Registrant:
           The Company has one wholly-owned subsidiary, American Compensation Insurance Company, a Minnesota corporation.
23       Consent of Deloitte & Touche LLP
24       Power of Attorney, included in Signature page
27       Financial Data Schedule

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-89164).
(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 33-2002C).
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 33-91372).
(4)      Incorporated by reference to the Company's 1995 Report on Form 10-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RTW, INC.

     Date:  March 27, 1997              By /s/ David C. Prosser
                                           --------------------------------
                                        David C. Prosser
                                        Chairman, President, Chief
                                        Executive Officer and Director
                                        (Principal Executive Officer)

                        SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints David C. Prosser and Alfred L. LaTendresse as his true and lawful attorney-in-fact and agents, each acting alone, with full power of substitutions and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

     Date                               Signature and Title
     ----                               -------------------

     March 27, 1997                     By /s/ David C. Prosser
                                           ------------------------------------
                                        David C. Prosser
                                        Chairman, President, Chief
                                        Executive Officer and Director
                                        (Principal Executive Officer)

     March 27, 1997                     By /s/ Alfred L. LaTendresse
                                           ------------------------------------
                                        Alfred L. LaTendresse
                                        Secretary, Treasurer and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)

     March 27, 1997                     By /s/ J. Alexander Fjelstad, III
                                           ------------------------------------
                                        J. Alexander Fjelstad, III
                                        Chief Operating Officer and Director

     March 27, 1997                     By /s/ William Cooper
                                           ------------------------------------
                                        William Cooper
                                        Director

     March 27, 1997                     By /s/ Mark E. Hegman
                                           ------------------------------------
                                        Mark E. Hegman
                                        Director

     March 27, 1997                     By /s/ Steven M. Rothschild
                                           ------------------------------------
                                        Steven M. Rothschild
                                        Director

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated statements of RTW, Inc. as of December 31, 1996, 1995 and 1994 and for the years then ended and have issued our report thereon dated February 5, 1997. Our audits also included the consolidated financial statement schedules listed in Item 14(a)(2) of this Report on Form 10-
K. These consolidated financial statement schedules are the responsibility of RTW, Inc.'s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE, LLP

Minneapolis, Minnesota
February 5, 1997

                                                                      SCHEDULE I


                                    RTW, INC.
                             SUMMARY OF INVESTMENTS
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                                                                       AMOUNT AT
                                                                                                                      WHICH SHOWN
                                                                                   AMORTIZED           FAIR         IN THE BALANCE
                           TYPE OF INVESTMENT                                        COST              VALUE             SHEET
---------------------------------------------------------------------           --------------    --------------    --------------
FIXED MATURITIES:
   Held-to-maturity:
      United States government, government agencies and authorities              $     53,977      $     54,396     $       53,977

   Available-for-sale:
      United States government, government agencies and authorities                    35,854            35,872             35,872
                                                                                --------------    --------------    --------------
         Total Investments                                                       $     89,831      $     90,268     $       89,849
                                                                                --------------    --------------    --------------
                                                                                --------------    --------------    --------------

                                                                     SCHEDULE II


                                    RTW, INC.
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)


                                                         1996           1995
                                                      ----------     ----------
                                ASSETS
Cash and cash equivalents                                  6,888          9,416
Furniture and equipment, net                               3,423          1,957
Investment in and advances to subsidiary                  48,391         39,273
Income tax receivable                                         99             49
Other assets                                                 515            515
                                                      ----------     ----------

                                                      $   59,316     $   51,210
                                                      ----------     ----------
                                                      ----------     ----------


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses and other liabilities                $    1,085     $      822
Deferred income taxes                                        181             59
Notes payable                                              6,739          8,891
                                                      ----------     ----------
  Total liabilities                                        8,005          9,772

Shareholders' equity                                      51,311         41,438
                                                      ----------     ----------

                                                      $   59,316     $   51,210
                                                      ----------     ----------
                                                      ----------     ----------





See notes to condensed financial statements.

                                    RTW, INC.
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                     1996           1995           1994
                                                  ----------     ----------     ----------
Revenues:
   Intercompany fee income                        $   17,699     $   13,087     $   10,017
   Investment income                                     408            366             27
                                                  ----------     ----------     ----------
       Total revenues                                 18,107         13,453         10,044

Expenses:
   General and administrative expenses                15,555         10,731          7,121
                                                  ----------     ----------     ----------
       Income from operations                          2,552          2,722          2,923

Interest expense                                       1,086          1,285          1,306
                                                  ----------     ----------     ----------
Income before income taxes and equity in
   undistributed net income of subsidiary              1,466          1,437          1,617
Provision for income taxes                               614            605            666
                                                  ----------     ----------     ----------
Income before equity in undistributed net
   income of subsidiary                                  852            832            951
Equity in undistributed net income of subsidiary       8,130          6,226          3,244
                                                  ----------     ----------     ----------

Net income                                        $    8,982     $    7,058     $    4,195
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------





See notes to condensed financial statements.

                                    RTW, INC.
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                    1996           1995           1994
                                                                 ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reconciliation of net income to net cash provided
   by operating activities:
       Net income                                                $    8,982     $    7,058     $    4,195
       Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                793            618            412
           Equity in net income from subsidiary                      (8,130)        (6,226)        (3,244)
           Deferred income taxes                                        122             32            (33)
           ESOP stock compensation                                        -              -            153
           Changes in assets and liabilities:
              Accrued expenses and other liabilities                    263            230           (233)
              Other, net                                                345            (12)          (330)
                                                                 ----------     ----------     ----------
                 Net cash provided by operating activities            2,375          1,700            920

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in and advances to subsidiary                            (988)       (17,800)        (9,000)
   Purchases of furniture and equipment                              (2,047)        (1,265)          (539)
                                                                 ----------     ----------     ----------
                 Net cash used in investing activities               (3,035)       (19,065)        (9,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                         (2,362)        (1,362)          (362)
   Proceeds from initial public offering                                  -         29,900              -
   Proceeds from notes payable                                            -              -         10,000
   Debt issue costs                                                       -              -           (831)
   Equity financing costs                                                 -         (2,861)           (35)
   Stock options and warrants exercised                                 130             48             91
   Issuance of Common Stock to ESOP                                     236              -              -
   Issuance of Common Stock under ESSP                                  129              -              -
   Retirement of Common Stock                                            (1)            (2)             -
                                                                 ----------     ----------     ----------
                 Net cash provided by (used in)
                  financing activities                               (1,868)        25,723          8,863
                                                                 ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,528)         8,358            244
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        9,416          1,058            814
                                                                 ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    6,888     $    9,416     $    1,058
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                                  $      898     $    1,042     $    1,031
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

       Income taxes                                              $       45     $      127     $    1,327
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------





See notes to condensed financial statements.

                                    RTW, INC.
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - ACCOUNTING POLICIES

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the RTW, Inc. 1996 Annual Report.


NOTE 2 - RELATED PARTY TRANSACTIONS

RTW provides American Compensation Insurance Company ("ACIC") with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC's gross premiums earned each month for these services, which amounted to $6,327,000, $4,724,000 and $3,779,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, RTW receives 15% of ACIC's gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $11,372,000, $8,363,000 and $6,238,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

RTW files a consolidated federal tax return with ACIC. Taxes are allocated between the companies based on a tax allocation agreement under which allocation is made primarily on a separate return basis for taxes incurred with current credit for any net operating losses or other items utilized in the consolidated tax return. This allocation is settled annually after completing and filing the federal tax return.

Amounts due from ACIC related to the above transactions are included in the balance sheet account caption "Investment in and advances to subsidiary" and totaled approximately $2,558,000 and $976,000 at December 31, 1996 and 1995, respectively.

                                                                     SCHEDULE IV


                                    RTW, INC.
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                           PREMIUMS EARNED
                                                 -------------------------------------------------------------------    PERCENTAGE
                                                                       CEDED TO            ASSUMED                       OF AMOUNT
                                                                         OTHER           FROM OTHER                       ASSUMED
               DESCRIPTION                           DIRECT            COMPANIES          COMPANIES          NET          TO NET
---------------------------------------------    --------------    ----------------    --------------    -----------    -----------
1996
     PREMIUMS - Workers' Compensation              $  63,755             $     697        $     -         $  63,058          -  %

1995
     PREMIUMS - Workers' Compensation              $  47,507             $   2,099        $     -         $  45,408          -  %

1994
     PREMIUMS - Workers' Compensation              $  38,099             $  11,485        $     -         $  26,614          -  %

                                                                      SCHEDULE V


                                    RTW, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                                  ADDITIONS
                                                                        ----------------------------
                                                     BALANCE AT           CHARGED TO     CHARGED TO                     BALANCE AT
                                                      BEGINNING            COSTS AND        OTHER                           END
               DESCRIPTION                            OF PERIOD            EXPENSES       ACCOUNTS       WRITE-OFFS      OF PERIOD
---------------------------------------------     -----------------     --------------  ------------   --------------  ------------
1996
     Allowance for Doubtful Accounts               $      73             $     128      $       -        $       96     $     105

1995
     Allowance for Doubtful Accounts               $       -             $     120      $       -        $       47     $      73

1994
     Allowance for Doubtful Accounts               $       -             $       -      $       -        $        -     $     -

                                                                     SCHEDULE VI

                                    RTW, INC.
            SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
                                 (IN THOUSANDS)


                                   (COLUMN C)
                                 RESERVES FOR
                DEFERRED         UNPAID CLAIM       DISCOUNT,
                 POLICY            AND CLAIM         IF ANY,
               ACQUISITION        SETTLEMENT       DEDUCTED IN        UNEARNED        EARNED        INVESTMENT
   YEAR           COSTS            EXPENSES         COLUMN C          PREMIUMS       PREMIUMS         INCOME
----------   --------------     --------------   --------------     ------------   ------------    -------------
   1996       $      1,624       $     49,256            -           $   13,308     $   63,058       $   5,259


   1995       $        858       $     37,138            -           $    9,606     $   45,408       $   3,659


   1994       $        460       $     28,165            -           $    7,043     $   26,614       $   1,600

                       CLAIM AND CLAIM            AMORTIZATION
                     SETTLEMENT EXPENSES           OF DEFERRED       PAID CLAIM
                    INCURRED RELATED TO:             POLICY           AND CLAIM
                 CURRENT              PRIOR        ACQUISITION       SETTLEMENT      PREMIUMS
   YEAR           YEAR                YEARS           COSTS           EXPENSES        WRITTEN
----------   --------------      --------------  --------------    --------------  ------------
   1996       $     47,155       $     (8,075)    $    6,327         $   24,833     $   66,760


   1995       $     29,536       $     (1,474)    $    2,689         $   13,499     $   47,971


   1994       $     16,505       $         98     $     (172)        $    6,026     $   27,997