Form 10-Q
period 1997-03-31
RTW INC /MN/
filed 1997-05-12
CIK 915781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                         COMMISSION FILE NUMBER 0-25508
                                                -------

                                    RTW, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                   41-1440870
---------------------------------       ------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                   8500 NORMANDALE LAKE BOULEVARD, SUITE 1400
                            BLOOMINGTON, MN     55437
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

                         Yes  X    No
                             ---      ----
At April 16, 1997, 11,820,931 shares of Common Stock were outstanding.

-------------------------------------------------------------------------------

                             TABLE OF CONTENTS
                             -----------------


PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----
     Item 1.   Consolidated Financial Statements and Notes (Unaudited)    3

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8



PART II - OTHER INFORMATION
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

ITEM 1:   FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
FINANCIAL STATEMENTS

Consolidated Balance Sheets - March 31, 1997 and December 31, 1996         4

Consolidated Statements of Income - Three months ended March 31, 1997
   and 1996                                                                5

Consolidated Statements of Cash Flows - Three months ended March 31,
   1997 and 1996                                                           6

Notes to Consolidated Financial Statements                                 7

                            RTW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1997 AND DECEMBER 31,1996
                        (In thousands, except share data)


                                                          MARCH 31,      DECEMBER 31,
                                                            1997             1996
                                                         -----------     ------------
                  ASSETS                                 (Unaudited)
Investments:
   Held-to-maturity, at amortized cost,
    fair value of $53,607 and $54,396                         $  53,936    $   53,977
   Available-for-sale, at fair value,
    amortized cost of $35,831 and $35,854                        35,306        35,872
                                                              ---------    ----------
        Total investments                                        89,242        89,849
Cash and cash equivalents                                        15,847        10,410
Accrued investment income                                         1,081         1,724
Premiums receivable, less allowance of $120 and $105              6,388         4,476
Reinsurance receivable                                            5,856         6,183
Reinsurance premiums receivable, net                              3,087         2,555
Deferred policy acquisition costs                                 1,856         1,624
Furniture and equipment, net                                      3,693         3,423
Other assets                                                      4,230         3,487
                                                             ----------    ----------
                                                             $  131,280    $  123,731
                                                             ----------    ----------
                                                             ----------    ----------

   LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                   $   51,840    $   49,256
Unearned premiums                                                15,903        13,308
Accrued expenses and other liabilities                            4,243         3,117
Notes payable                                                     6,773         6,739
                                                              ---------    ----------
        Total liabilities                                        78,759        72,420

Shareholders' equity:
   Common Stock, no par value; authorized
    25,000,000 shares; issued and outstanding
    11,820,931 shares at March 31, 1997 and
    11,807,576 shares at December 31, 1996                       28,822        28,610
   Retained earnings                                             24,030        22,690
   Unrealized appreciation (depreciation) on
    securities available-for-sale                                  (331)           11
                                                              ---------    ----------
        Total shareholders' equity                               52,521        51,311
                                                              ---------    ----------
                                                            $   131,280    $  123,731
                                                              ---------    ----------
                                                              ---------    ----------

See accompanying notes to consolidated financial statements.

                             RTW, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                   (Unaudited; in thousands, except per share data)


                                             FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                             ---------------------
                                                 1997        1996
                                             -----------  --------
REVENUES:
     Premiums earned                         $    19,203  $13,764
     Investment income                             1,567    1,288
                                             -----------  --------
         Total revenues                           20,770   15,052

EXPENSES:
     Claim and claim settlement expenses          12,742    7,858
     Policy acquisition costs                      2,614    1,420
     General and administrative expenses           3,086    1,844
                                             -----------  --------
         Total expenses                           18,442   11,122
                                             -----------  --------
Income from operations                             2,328    3,930

Interest expense                                     196      274
                                             -----------  --------
Income before income taxes                         2,132    3,656

Provision for income taxes                           792    1,373
                                             -----------  --------
Net income                                   $     1,340  $ 2,283
                                             -----------  --------
                                             -----------  --------
Net income per common and
   common share equivalent                   $      0.11  $  0.19
                                             -----------  --------
                                             -----------  --------





See accompanying notes to consolidated financial statements.

                             RTW, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Unaudited, in thousands)


                                                                                           FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Reconciliation of net income to net cash provided by operating activities:
       Net income                                                                           $  1,340    $ 2,283
       Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                         238        170
           Deferred income taxes                                                                (772)      (503)
           Changes in assets and liabilities:
              Amounts due from reinsurers                                                       (205)       727
              Unpaid claim and claim settlement expenses                                       2,584      2,349
              Unearned premiums, net of premiums receivable                                      683      1,154
              Other, net                                                                       1,927        645
                                                                                          ----------    -------
                Net cash provided by operating activities                                      5,795      6,825

CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturities of held-to-maturity securities                                                     -      1,000
     Purchases of available-for-sale securities                                                    -     (9,825)
     Purchases of furniture and equipment                                                       (474)      (250)
                                                                                          ----------    -------
               Net cash used in investing activities                                            (474)    (9,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options and warrants exercised                                                          1         12
     Issuance of Common Stock to ESOP                                                            115        236
                                                                                          ----------    -------
               Net cash provided by financing activities                                         116        248
                                                                                          ----------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5,437     (2,002)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                10,410     12,962
                                                                                          ----------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  15,847   $ 10,960
                                                                                          ----------    -------
                                                                                          ----------    -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                                           $     177   $    236
                                                                                          ----------    -------
                                                                                          ----------    -------
        Income taxes                                                                       $      61   $    363
                                                                                          ----------    -------
                                                                                          ----------    -------

See accompanying notes to consolidated financial statements.

                             RTW, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the 1996 Annual Report filed with the Securities and Exchange Commission ("SEC") except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial information included herein, other than the consolidated balance sheet at December 31, 1996, has been prepared by management without audit by independent certified public accountants. The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements for the year ended December 31, 1996, but does not include all the disclosures contained therein.

The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the RTW, Inc. Annual Report to Shareholders for the year ended December 31, 1996.

The consolidated financial statements for the three months ended March 31, 1996 have been reclassified to conform to the presentation at March 31, 1997. The reclassifications had no effect on net income.


NOTE B - STOCK SPLIT

On April 25, 1996, the Company's board of directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend, distributed on May 17, 1996, to shareholders of record on the close of business on May 6, 1996. All share and per share information has been restated to reflect the stock split.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following analysis of the consolidated results of operations and financial condition of RTW, Inc. (the "Company") and its wholly-owned subsidiary, American Compensation Insurance Company ("ACIC"), should be read in conjunction with the Company's consolidated financial statements and notes thereto at March 31, 1997 and December 31, 1996 and the three months ended March 31, 1997 and 1996.

The Company's revenues consist of premiums earned and investment income. Premiums earned during a period are the gross premiums earned by the Company on workers' compensation policies less the amount of any premiums ceded to reinsurers. Investment income represents income on the Company's investment portfolio.

The Company's expenses are comprised of claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.


RESULTS OF OPERATIONS

The following tables summarize the components of revenues for the three months ended March 31, 1997 and 1996 and premiums in force at March 31, 1997 and 1996:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                       1997           1996
                                                   ----------      ----------
                                                          (In thousands)

Gross premiums earned                               $  19,308      $  14,040
Premiums ceded, excess of loss reinsurance               (105)          (276)
                                                    ---------     ----------
     Premiums earned                                   19,203         13,764
Investment income                                       1,567          1,288
                                                    ---------     ----------
     Total revenues                                 $  20,770      $  15,052
                                                    ---------     ----------
                                                    ---------     ----------

                                                       1997           1996
                                                    ---------     ----------
                                                          (In thousands)
Premiums in force at March 31:
     Minnesota                                    $   51,200      $ 46,800
     Colorado                                         12,500         8,700
     Missouri                                          7,300           600
     Michigan                                          1,400             -
     Illinois                                            200             -
                                                   ----------    ----------
     Total in force at March 31:                  $   72,600      $ 56,100
                                                   ----------    ----------
                                                   ----------    ----------

PREMIUMS EARNED. Gross premiums earned increased 37.5% to $19.3 million in the first quarter of 1997 from $14.0 million in the first quarter of 1996. The increase in gross premiums earned resulted from an increase in the amount of premiums in force, primarily as a result of an increased number of policies resulting from the Company's continued growth in its existing markets and expansion into new markets.

The following factors, however, have resulted in premium reductions on renewal accounts and reduced premiums on new accounts.

   - Legislative action has reduced estimated loss costs, ultimately reducing premiums charged for workers' compensation insurance.

   - From October 1995 through September 1996, the Company attempted to write more customers with credit experience modifiers and experienced increased competition in this customer base (including traditional insurance companies competing in greater numbers for accounts). The Company repositioned its marketing efforts in the fourth quarter of 1996 to refocus on its traditional debit experience modifier customer base.

   - The Company continues, as anticipated, to experience reduced pricing on renewal policies due to its success in lowering customers' loss experience which reduces customer experience modifiers and, in some cases, increases competition for the customers' business.

The impact of legislative changes in estimated loss costs, increased competition in credit modifier customers and decreasing customer loss experience may continue to result in lower premiums generated on new and renewal policies through the remainder of 1997.

Premiums ceded to reinsurers decreased 62.0% to $105,000 in the first quarter of 1997 from $276,000 in the first quarter of 1996. The decrease in premiums ceded to reinsurers resulted from (i) reduced rates charged for excess of loss reinsurance under the Minnesota Workers' Compensation Reinsurance Association (the "WCRA") from rates charged in the first quarter of 1996, and (ii) reduced rates negotiated for excess of loss reinsurance in non-Minnesota locations beginning January 1, 1997. Minnesota's retention level for 1997 under the WCRA is $1.1 million and Colorado, Missouri, Michigan, Illinois and Massachusetts (as it begins operations) retention levels remain at $500,000 1997 under various reinsurers.

Premiums earned increased 39.5% to $19.2 million in the first quarter of 1997 from $13.8 million in the first quarter of 1996 as a result of these changes.

The Company expects continued growth in gross premiums earned for the remainder of 1997 as it grows in its existing states and expands into new states. Premiums ceded as a percent of gross premiums earned are expected to remain consistent with the first quarter of 1997.

INVESTMENT INCOME. Investment income increased to $1.6 million in the first quarter of 1997 from $1.3 million in the first quarter of 1996 due to increased funds available for investment and increased yields on new amounts invested. Funds invested increased to $89.2 million at March 31, 1997 from $77.0 million at March 31, 1996 due to increased net cash provided by operating activities since March 31, 1996. Investment yields increased to 6.2% for the quarter ended March 31, 1997 from 6.1% for the quarter ended March 31, 1996 due to higher interest rates on U.S. Treasury securities purchased during the remainder of 1996 from rates on U.S. Treasury Securities purchased in prior years. The Company entered into an agreement with an investment manager during April 1997. The investment yield realized in the future will be impacted by yields attained on new investments and yield changes on maturing investments. The Company expects that the investment yield for the remainder of 1997 will be consistent with the yield attained during the first three months of 1997.

CLAIM AND CLAIM SETTLEMENT EXPENSES.    Claim and claim settlement expenses
increased to $12.7 million in the first quarter of 1997 from $7.9 million in the first quarter of 1996. As a percentage of premiums earned, claim and claim settlement expenses increased to 66.4% for the first quarter of 1997 from 57.1% for the first quarter of 1996. The net increase is due to the following:

  - Premiums earned increased in the first quarter of 1997 from the first quarter of 1996 resulting in a corresponding increase claim and claim settlement expenses.

  - Average claim cost continued to decrease slightly in the first quarter of 1997 from the first quarter of 1996 due to efficiencies within the Company and legislative changes in benefits to claimants. The legislative changes have reduced estimated loss costs, ultimately reducing premiums charged for workers' compensation insurance.
     Average claim costs have not decreased as significantly as premiums charged, however, resulting in increased claim and claim settlement expenses as a percentage of premiums earned.

  - In the first quarter of 1997, the Company reduced its estimate of pre-1997 unpaid claim and claim settlement expenses, which resulted in a $675,000 reduction in first quarter 1997 claim and claim settlement expenses. Comparatively, the company recorded a first quarter reduction of $425,000 in 1996.

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

POLICY ACQUISITION COSTS.     The following table summarizes policy acquisition
costs for the three months ending March 31, 1997 and 1996:



                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             1997         1996
                                                           --------     -------
                                                              (In thousands)

Commission expense                                         $ 1,530    $    886
Premium tax expense                                            400         298
Other policy acquisition costs                                 684         461
                                                           --------     -------
     Direct policy acquisition costs                         2,614       1,645

Ceding commissions
     Favorable claims experience
        adjustments for 1992 to 1994                              -        (225)
                                                           --------     -------
Policy acquisition costs                                   $  2,614    $  1,420
                                                           --------     -------
                                                           --------     -------

Policy acquisition costs increased to $2.6 million in the first quarter of 1997 from $1.4 million in the first quarter of 1996 for the following reasons:

     - Commission expense increased to 7.9% of gross premiums earned in the first quarter of 1997 from 6.3% in the first quarter of 1996. The Company initiated marketing programs in the first quarters of 1997 and 1996, including volume-based incentive programs and higher commissions for new business, that increased commission rates to agents resulting in increased average commissions and commission expense.
          Additionally, as the Company entered new markets, principally Michigan and Missouri in the first quarter of 1997 and Missouri and Colorado in the first quarter of 1996, it introduced higher commission rates to attract business from established agents. The Company expects commission rates to remain consistent with results attained in the first quarter of 1997 or increase slightly for the balance of the year.

     - Premium tax expense remained at 2.1% of gross premiums earned in the first quarters of 1997 and 1996. The Company expects premium tax expense as a percent of gross premiums earned to remain consistent with the results attained during the three months ended March 31, 1997 for the remainder of 1997.

     - Other policy acquisition costs increased to 3.5% of gross premiums earned in the first quarter of 1997 from 3.3% in the first quarter of 1996 due to increased focus on marketing programs as the Company expands into new states and continues to grow in its more established markets and increased personnel costs necessary for the growth in premiums in force.

     - The Company recognized no accident year 1994, 1993 or 1992 reserve development in the first quarter of 1997, resulting in the recognition of no ceding commissions compared to a benefit of $225,000 recognized in the first quarter of 1996. As claims are settled for 1994, 1993 and 1992, the Company makes adjustments reflecting the adjusted ceded losses and ceding commissions. Future ceding commission changes will be affected by the continued development of the reserves with respect to accident years 1994, 1993 and 1992.

          The Company believes that continued application of its claims management technology to 1992 through 1994 open claims will provide future favorable ceding commission adjustments. These adjustments are expected to decrease significantly from the levels attained in 1996 due to the reduced number of open claims remaining for those years.

GENERAL AND ADMINISTRATIVE EXPENSES.    The Company's general and administrative
expenses increased to $3.1 million in the first quarter of 1997 from $1.8 million in the first quarter of 1996. This increase reflects:

     -    additional personnel costs for new employees
     -    higher compensation for existing employees
     -    expenses incurred for growth in Minnesota, Colorado and Missouri
     - expenses incurred for expansion into Michigan, Illinois and Massachusetts, and
     - increased fees for professional services incurred in connection with increased levels of operations

The Company anticipates that general and administrative expenses will continue to increase in cost as it continues to expand into new states and grows in its existing states for the remainder of 1997.

INTEREST EXPENSE. Interest expense decreased to $196,000 in the first quarter of 1997 from $274,000 in the first quarter of 1996 due to principal payments on the Series 1991A, Series 1991B and Senior Notes totaling approximately $2.4 million in December 1996. Notes payable decreased to $6.8 million at March 31, 1997 from $8.9 million at March 31, 1996 as a result of the payments. Interest expense is expected to remain consistent with the results attained during the three months ended March 31, 1997 for the remainder of the year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premiums and investment income while its cash requirements consist primarily of payments for claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, income taxes, capital expenditures, principal repayment and debt service on its outstanding Senior Notes. The Company generates positive net cash from operations due, in part, to the timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Cash is invested pending future payments for such expenses. The Company's investment portfolio currently consists of U.S. Treasury and Agency Securities. The Company revised its investment policy during the first quarter of 1997 to include fixed income securities, including corporate debt securities, obligations of the U.S. Government and its agencies, tax exempt securities of municipal and state governments, Government Agency mortgage-backed securities and other assets backed securities, with credit ratings that meet or exceed a BBB rating from Standard & Poor's. Cash and cash equivalents consist primarily of U.S. Treasury or Agency Securities acquired under repurchase agreements with original maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests in short-term government securities.

Cash provided by operating activities for the three months ended March 31, 1997 was $5.8 million primarily as a result of the Company's net income of $1.3 million, an increase of $2.6 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, and an increase of $683,000 in unearned premiums, net of premiums receivable. Net cash used in investing activities was $474,000 due to purchases of furniture and equipment. Net cash provided by financing activities was $116,000 primarily the result of issuance of Common Stock to the Company's ESOP.

The Company's investments decreased to $89.2 million at March 31, 1997 from $89.8 million at December 31, 1996 due to changes in market values of the available-for-sale investments and amortization of premiums on the held-to-maturity investments. Of the Company's investments at March 31, 1997, $53.9 million were classified as held-to-maturity and valued at amortized cost, while $35.3 million were classified as available-for-sale and valued at fair value. The amortized cost and fair value of held-to-maturity and available-for-sale securities at March 31, 1997 by contractual maturities were as follows:



                                   HELD-TO-MATURITY           AVAILABLE-FOR-SALE                COMBINED
                               -------------------------    -------------------------      -------------------
                                 AMORTIZED      FAIR        AMORTIZED         FAIR         AMORTIZED     FAIR
MATURING:                          COST         VALUE         COST            VALUE           COST       VALUE
---------                      -----------   -----------    -----------    -----------     ---------   --------
                                                    (In thousands)
One year or less              $     1,006     $      996     $    7,525     $    7,533     $    8,531   $  8,529
One year through five years        43,194         42,789         18,582         18,319         61,776     61,108
Five years through ten years        9,736          9,822          9,724          9,454         19,460     19,276
                              -----------    -----------    -----------    -----------    -----------   --------
Total                         $    53,936    $    53,607    $    35,831    $    35,306    $    89,767   $ 88,913
                              -----------    -----------    -----------    -----------    -----------   --------
                              -----------    -----------    -----------    -----------    -----------   --------


Historically, changes in market interest rates have caused fluctuations in the fair value of securities. During 1996 and through the first three months of 1997, the Company invested solely in available-for-sale securities. As a result of the increased holdings in securities classified as available-for-sale, and thus carried at fair value, the Company expects increased volatility in shareholders' equity as market interest rates and other factors change.

The Company's need for additional capital is primarily the result of regulations which require certain ratios of capital to premiums written. In the future, the Company expects that its need for additional capital will be primarily related to the growth of ACIC and the need to maintain appropriate capital to premium ratios as defined by state regulatory bodies. As an alternative to raising additional capital, the Company believes it could secure quota-share or other reinsurance which would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements. The Company entered into its quota-share reinsurance agreements during 1992, 1993 and 1994 for that purpose.

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

The Company believes that cash flow generated by its operations and its cash and investment balances will be sufficient to fund continuing operations, principal repayments of $2.0 million due in December 1997, debt service on its outstanding Senior Notes and capital expenditures for the next 12 months.


NAIC RISK-BASED CAPITAL STANDARDS

The National Association of Insurance Commissioners ("NAIC") has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. Such standards require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, the Company's insurance subsidiary's percent of total adjusted capital is in excess of authorized control level risk-based capital.

REGULATION

The Company's insurance subsidiary is subject to substantial regulation by the governmental agencies in the states in which it is licensed, and will be subject to such regulation in any state in which it provides workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of the business of the Company and its insurance subsidiary, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. The Company's insurance subsidiary is currently licensed to do business in Minnesota, Colorado, Missouri, Michigan, Massachusetts Pennsylvania and Illinois.

The NAIC is in the process of codifying statutory accounting principles. The ultimate completion date is expected in the first quarter of 1999 and impact of this project on current statutory policies and practices is unknown.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for the Company for periods ending after December 15, 1997. SFAS No. 128 revises standards for computing and presenting earnings per share (EPS), replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 supersedes Opinion No. 15 and AICPA Accounting Interpretations 1-102 of Opinion No. 15. The Company will continue to apply APB Opinion No. 15 to compute EPS through the effective date. The income per share amounts as computed under SFAS No. 128 for the first quarter of 1997 are not materially different from those computed under APB 15.

FORWARD LOOKING STATEMENTS

Information included in this 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to expand into new states and attract customers in those states, (ii) the Company's ability to further penetrate the market in its existing states, (iii) competition from traditional workers' compensation insurance carriers, (iv) the Company's ability to retain its existing customers at favorable premium rates when their policies renew and
(v) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation.

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



                     RTW, INC.

Dated: May 9, 1997        By  /s/ David C. Prosser
                              ------------------------------------------------
                              David C. Prosser
                              Chairman, President, Chief Executive Officer and
                                Director
                              (Principal Executive Officer)




Dated: May 9, 1997        By  /s/ Alfred L. LaTendresse
                              -------------------------------------------------
                              Alfred L. LaTendresse
                              Secretary, Treasurer and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

   EXHIBIT
    NUMBER              DESCRIPTION                                             PAGE
-------------  -------------------------------------------------------------    -----
     11        Statement Regarding Computation of Net Income Per Common
                  and Common Share Equivalent                                     17


     27        Financial Statement Schedule                                       18


