Form 10-Q
period 1997-06-30
RTW INC /MN/
filed 1997-08-12
CIK 915781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM             TO            .
                                         ----------    ------------

                         COMMISSION FILE NUMBER 0-25508
                                                -------

                                    RTW, INC.
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                     41-1440870
---------------------------------        ---------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


                   8500 NORMANDALE LAKE BOULEVARD, SUITE 1400
                            BLOOMINGTON, MN     55437
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

At August 11, 1997, 11,841,023 shares of Common Stock were outstanding.




--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              Page
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

ITEM 1:   FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                        --------
FINANCIAL STATEMENTS

Consolidated Balance Sheets - June 30, 1997 and December 31, 1996           4

Consolidated Statements of Income - Three and six month periods
ended June 30, 1997 and 1996                                                5

Consolidated Statements of Cash Flows - Six months ended
June 30, 1997 and 1996                                                      6

Notes to Consolidated Financial Statements                                  7

                            RTW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                        (In thousands, except share data)

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       1997                1996
                                                                                   ------------        ------------
         ASSETS                                                                     (Unaudited)
Investments:
  Held-to-maturity, at amortized cost, fair value of $54,107 and $54,396           $     53,893        $     53,977
  Available-for-sale, at fair value, amortized cost of $44,592 and $35,854               44,650              35,872
                                                                                   ------------        ------------
      Total investments                                                                  98,543              89,849
Cash and cash equivalents                                                                10,469              10,410
Accrued investment income                                                                 1,810               1,724
Premiums receivable, less allowance of $130 and $105                                      7,004               4,476
Reinsurance receivable                                                                    5,710               6,183
Reinsurance premiums receivable, net                                                      2,803               2,555
Deferred policy acquisition costs                                                         1,782               1,624
Furniture and equipment, net                                                              4,212               3,423
Other assets                                                                              4,497               3,487
                                                                                   ------------        ------------
                                                                                   $    136,830        $    123,731
                                                                                   ------------        ------------
                                                                                   ------------        ------------


     LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                         $     55,062        $     49,256
Unearned premiums                                                                        16,037              13,308
Accrued expenses and other liabilities                                                    4,415               3,117
Notes payable                                                                             6,807               6,739
                                                                                   ------------        ------------
      Total liabilities                                                                  82,321              72,420

Shareholders' equity:
  Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 11,841,023 shares at June 30, 1997 and
   11,807,576 shares at December 31, 1996                                                28,976              28,610
  Retained earnings                                                                      25,496              22,690
  Unrealized appreciation on securities available-for-sale                                   37                  11
                                                                                   ------------        ------------
      Total shareholders' equity                                                         54,509              51,311
                                                                                   ------------        ------------
                                                                                   $    136,830        $    123,731
                                                                                   ------------        ------------
                                                                                   ------------        ------------








See accompanying notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                (Unaudited; in thousands, except per share data)

                                             FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                          ENDED JUNE 30,
                                        --------------------------------        --------------------------------
                                            1997                1996                1997                1996
                                        ------------        ------------        ------------        ------------
REVENUES:
 Premiums earned                        $     19,652              15,344        $     38,855        $     29,108
 Investment income                             1,610               1,378               3,177               2,666
                                        ------------        ------------        ------------        ------------
     Total revenues                           21,262              16,722              42,032              31,774

EXPENSES:
 Claim and claim settlement expenses          12,886               8,653              25,866              16,511
 Policy acquisition costs                      2,992               1,727               5,606               3,147
 General and administrative expenses           2,872               2,108               5,720               3,952
                                        ------------        ------------        ------------        ------------
     Total expenses                           18,750              12,488              37,192              23,610
                                        ------------        ------------        ------------        ------------
Income from operations                         2,512               4,234               4,840               8,164

Interest expense                                 196                 274                 392                 548
                                        ------------        ------------        ------------        ------------
Income before income taxes                     2,316               3,960               4,448               7,616

Provision for income taxes                       850               1,479               1,642               2,852
                                        ------------        ------------        ------------        ------------

Net income                              $      1,466        $      2,481        $      2,806        $      4,764

                                        ------------        ------------        ------------        ------------
                                        ------------        ------------        ------------        ------------

Net income per common and
    common share equivalent             $       0.12        $       0.20        $       0.23        $       0.39
                                        ------------        ------------        ------------        ------------
                                        ------------        ------------        ------------        ------------








See accompanying notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                            (Unaudited, in thousands)

                                                                                      FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                               --------------------------------
                                                                                   1997                1996
                                                                               ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Reconciliation of net income to net cash provided by operating activities:
   Net income                                                                  $      2,806        $      4,764
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     496                 349
      Deferred income taxes                                                            (680)               (615)
      Changes in assets and liabilities:
        Amounts due from reinsurers                                                     225               1,038
        Unpaid claim and claim settlement expenses                                    5,806               5,199
        Unearned premiums, net of premiums receivable                                   201               2,931
        Other, net                                                                      919              (1,096)
                                                                               ------------        ------------
          Net cash provided by operating activities                                   9,773              12,570

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities of held-to-maturity securities                                              -                 1,500
 Purchases of available-for-sale securities                                         (23,247)            (14,772)
 Sales of available-for-sale securities                                              14,480                 -
 Purchases of furniture and equipment                                                (1,217)               (763)
                                                                               ------------        ------------
            Net cash used in investing activities                                    (9,984)            (14,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Stock options and warrants exercised                                                     1                  75
 Issuance of Common Stock under ESPP                                                    154                 129
 Issuance of Common Stock to ESOP                                                       115                 236
                                                                               ------------        ------------
            Net cash provided by financing activities                                   270                 440
                                                                               ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     59              (1,025)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       10,410              12,962
                                                                               ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     10,469        $     11,937
                                                                               ------------        ------------
                                                                               ------------        ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                     $        339        $        471
                                                                               ------------        ------------
                                                                               ------------        ------------
  Income taxes                                                                 $      1,861        $      3,533
                                                                               ------------        ------------
                                                                               ------------        ------------








See accompanying notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)



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

The consolidated financial statements for the three month period ended March 31, 1997 has been reclassified to conform to the three month presentation at June 30, 1997.


NOTE B - SHAREHOLDERS' EQUITY

STOCK SPLIT - On April 25, 1996, the Company's Board of Directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend, distributed on May 17, 1996, to shareholders of record on the close of business on May 6, 1996. All share and per share information has been restated to reflect the stock split.

SHAREHOLDER PREFERRED STOCK PURCHASE RIGHTS IN THE EVENT OF A CHANGE OF CONTROL - In April 1997, the Company adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record at the close of business on June 30, 1997. The rights become exercisable only after any person or group (the "Acquiring Person") becomes the beneficial owner of 15% or more of the voting power of the Company. Certain shares held by the Company's Chairman, President and Chief Executive Officer and his wife are excluded from the computation for determining whether a person is an Acquiring Person. Each right entitles its registered holder to purchase from the Company one one-hundredth share of a new Series A Junior Participating Preferred Stock, no par value, at a price of $85 per one one-hundredth share, subject to adjustment. If any Acquiring Person acquires beneficial ownership of 15% or more of the voting power of the Company, each right will entitle its holder (other than such Acquiring Person) to purchase, at the then current purchase price of the right, that number of shares of the Company's common stock having a market value of two times the purchase price of the right, subject to certain possible adjustments. In addition, if the Company is acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the then current purchase price of the right, that number of common shares of the acquiring company having a market value of two times the purchase price of the right. Following the acquisition of a beneficial ownership of 15% or more of the Company's outstanding common stock by any Acquiring Person and prior to an acquisition by any Acquiring Person of 50% or more of the Company's outstanding common stock, the Board of Directors may exchange the outstanding rights (other than rights owned by such Acquiring Person), in whole or in part, at an exchange ratio of one share of common stock, or one one-hundredth share of Preferred Stock (or equivalent securities) per right, subject to adjustment. The Company may redeem the rights, in whole, at $.001 per right, at any time prior to an acquisition by any Acquiring Person of 15% or more of the Company's outstanding common stock and prior to the expiration of the rights. The rights expire on April 17, 2007, unless extended or earlier redeemed by the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following analysis of the consolidated results of operations and financial condition of RTW, Inc. (the "Company") and its wholly-owned subsidiary, American Compensation Insurance Company ("ACIC"), should be read in conjunction with the Company's consolidated financial statements and notes thereto at June 30, 1997 and December 31, 1996 and the three and six month periods ended June 30, 1997 and 1996.

The Company's revenues consist of premiums earned and investment income. Premiums earned during a period are the gross premiums earned by the Company on workers' compensation policies less the amount of any premiums ceded to reinsurers. Investment income represents income on the Company's investment portfolio, net of realized gains and losses.

The Company's expenses are comprised of claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.

RESULTS OF OPERATIONS

The following tables summarize the components of revenues for the three and six month periods ended June 30, 1997 and 1996 and premiums in force at June 30, 1997 and 1996:

                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                 -------------------------------         --------------------------------
                                                     1997                1996                1997                1996
                                                 ------------        ------------        ------------        ------------
                                                          (In thousands)                          (In thousands)
Gross premiums earned                                  19,814              15,242        $     39,122        $     29,282
Premiums ceded                                           (162)                102                (267)               (174)
                                                 ------------        ------------        ------------        ------------
   Premiums earned                                     19,652              15,344              38,855              29,108
Investment income                                       1,610               1,378               3,177               2,666
                                                 ------------        ------------        ------------        ------------
   Total revenues                                $     21,262        $     16,722        $     42,032        $     31,774
                                                 ------------        ------------        ------------        ------------
                                                 ------------        ------------        ------------        ------------

                                                                                             1997                1996
                                                                                         ------------        ------------
                                                                                                  (In thousands)
Premiums in force at June 30:
   Minnesota                                                                             $     47,600        $     51,100
   Colorado                                                                                    12,700               9,600
   Missouri                                                                                     9,200               1,500
   Michigan                                                                                     2,100                 -
   Illinois                                                                                       500                 -
   Massachusetts                                                                                  600                 -
                                                                                         ------------        ------------
   Total in force at June 30:                                                            $     72,700        $     62,200
                                                                                         ------------        ------------
                                                                                         ------------        ------------


PREMIUMS EARNED.         Gross premiums earned increased 30.0% to $19.8 million
in the second quarter of 1997 from $15.2 million in the second quarter of 1996 and 33.6% to $39.1 million for the six months ended June 30, 1997 from $29.3 million for the six months ended June 30, 1996. The increase in gross premiums earned resulted from an increase in the amount of premiums in force, due primarily to increased policies in force resulting from the Company's continued growth in its existing markets and expansion into new markets.

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

Premiums ceded reflect "excess of loss" reinsurance policies purchased by the Company. Premiums ceded increased to a cost of $162,000 in the second quarter of 1997 from a benefit of $102,000 in the second quarter of 1996 and increased to a cost of $267,000 for the six months ended June 30, 1997 from a cost of $174,000 for the six months ended June 30, 1996. The increase in premiums ceded to reinsurers resulted primarily from the recognition of a benefit of $251,000 in the second quarter of 1996 due to an overestimate of ceded premiums at December 31, 1995 and increased non-Minnesota business in 1997 from 1996 which is reinsured under a separate excess of loss policy. A similar benefit was not recognized in the second quarter of 1997; however 1997 premiums ceded decreased from 1996 levels (after adjusting for the benefit recognized) due to (i) reduced rates charged for excess of loss reinsurance under the Minnesota Workers' Compensation Reinsurance Association (the "WCRA") in 1997 from rates charged in the first six months of 1996, and
(ii) reduced rates negotiated for excess of loss reinsurance in non-Minnesota locations beginning January 1, 1997 from rates on similar policies in 1996. Minnesota's retention level for 1997 is $1.1 million while Colorado, Missouri, Michigan, Illinois and Massachusetts retention levels are $500,000 in 1997.

Premiums earned increased 28.1% to $19.7 million in the second quarter of 1997 from $15.3 million in the second quarter of 1996 and increased 33.5% to $38.9 million for the six months ended June 30, 1997 from $29.1 million for the six months ended June 30, 1996 as a result of these changes.

The Company expects continued growth in gross premiums earned for the remainder of 1997 as it grows in its existing states. Premiums ceded as a percent of gross premiums earned are expected to increase slightly from the second quarter of 1997 as the non-Minnesota operations continue their growth relative to Minnesota.

INVESTMENT INCOME. Investment income increased to $1.6 million in the second quarter of 1997 from $1.4 million in the second quarter of 1996 and increased to $3.2 million for the six months ended June 30, 1997 from $2.7 million for the six months ended June 30, 1996 due to increased funds available for investment. Funds invested increased to $98.5 million at June 30, 1997 from $81.3 million at June 30, 1996 due to net cash provided by operating activities since June 30, 1996. Investment yields were 6.2% for the quarters ended June 30, 1997 and 1996. Historically, the Company invested only in U.S. Treasury and Agency Securities. In the first quarter of 1997, the Company expanded its investment strategy to include other fixed income securities such as mortgage-backed and corporate debt securities which meet certain criteria. The Company entered into an agreement with an investment manager during April 1997 to provide expertise in this investment diversification. The investment yield realized in the future will be affected by yields attained on new investments and yield changes on maturing investments and available-for sale investments sold as the portfolio is repositioned. The Company expects that the investment yield for the remainder of 1997 will be consistent with the yield attained during the first six months of 1997.

CLAIM AND CLAIM SETTLEMENT EXPENSES.    Claim and claim settlement expenses
increased 48.9% to $12.9 million in the second quarter of 1997 from $8.7 million in the second quarter of 1996 and 56.7% to $25.9 million for the six month ended June 30, 1997 from $16.5 million for the six months ended June 30, 1996. As a percentage of premiums earned, claim and claim settlement expenses increased to 65.6% for the second quarter of 1997 from

56.4% for the second quarter of 1996 and increased to 66.6% for the six months ended June 30, 1997 from 56.7% for the six months ended June 30, 1996. The net increase is due to the following:

     - Premiums earned increased in the second quarter of 1997 from the second quarter of 1996 resulting in a corresponding increase claim and claim settlement expenses.

     - Average claim cost continued to decrease slightly in the second quarter of 1997 from the second quarter of 1996 due to efficiencies within the Company and legislative changes in benefits to claimants. The legislative changes have reduced estimated loss costs, ultimately reducing premiums charged for workers' compensation insurance. Average claim costs have not decreased as significantly as premiums charged, however, resulting in increased claim and claim settlement expenses as a percentage of premiums earned.

     - In the second quarter of 1997, the Company reduced its estimate of pre-1997 unpaid claim and claim settlement expenses, which resulted in an $850,000 reduction in second quarter 1997 claim and claim settlement expenses. Combined with the first quarter reduction of $675,000, the cumulative reduction totaled approximately $1.5 million for the six months ended June 30, 1997. Comparatively, the Company recorded a second quarter reduction of $650,000 in 1996 and approximately $1.1 million for the six months ended June 30, 1996.

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

POLICY ACQUISITION COSTS.     The following table summarizes policy acquisition
costs for the three and six  month periods ended June 30, 1997 and 1996:

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                     1997                1996                1997                1996
                                                 ------------        ------------        ------------        ------------
                                                          (In thousands)                          (In thousands)
Commission expense                               $      1,599        $      1,056        $      3,129        $      1,942
Premium tax expense                                       405                 311                 805                 609
Other policy acquisition costs                            988                 410               1,672                 871
                                                 ------------        ------------        ------------        ------------
     Direct policy acquisition costs                    2,992               1,777               5,606               3,422

Ceding commissions
     Favorable claims experience
     adjustments for 1992 to 1994                         -                   (50)                -                  (275)
                                                 ------------        ------------        ------------        ------------
Policy acquisition costs                         $      2,992        $      1,727        $      5,606        $      3,147
                                                 ------------        ------------        ------------        ------------
                                                 ------------        ------------        ------------        ------------


Policy acquisition costs increased to $3.0 million in the second quarter of 1997 from $1.7 million in the second quarter of 1996 and increased to $5.6 million for the six months ended June 30, 1997 from $3.1 million for the six months ended June 30, 1996 for the following reasons:

     - Commission expense increased to 8.1% of gross premiums earned in the second quarter of 1997 from 6.9% in the second quarter of 1996 and increased to 8.0% of gross premiums earned for the six months ended June 30, 1997 from 6.6% for the six months ended June 30, 1996. The Company initiated marketing programs in the first quarters of 1997 and 1996, including volume-based incentive programs and higher commissions for new business, that increased commission rates to agents resulting in increased average commissions and commission expense.
          Additionally, as the Company entered new markets, principally Michigan and Massachusetts in the second quarter of 1997, Michigan and Missouri in the first quarter of 1997 and Missouri and Colorado in the first quarter of 1996, it introduced higher commission rates to attract business from established agents. The Company expects commission rates to remain consistent with results attained in the second quarter of 1997 or increase slightly for the balance of the year.

      - Premium tax expense remained at 2.0% of gross premiums earned in the second quarters of 1997 and 1996 and 2.1% for the six month periods ending June 30, 1997 and 1996. The Company expects premium tax expense as a percent of gross premiums earned to remain consistent with the results attained during the six month period ended June 30, 1997 for the remainder of 1997.

     - Other policy acquisition costs increased to 5.0% of gross premiums earned in the second quarter of 1997 from 3.1% in the second quarter of 1996 and increased to 4.3% of gross premiums earned for the six months ended June 30, 1997 from 3.0% for the six months ended June 30, 1996 due to increased personnel costs necessary for the growth in premiums in force and increased focus on marketing programs as the Company expands into new states and continues to grow in its more established markets.

     - The Company recognized no accident year 1994, 1993 or 1992 reserve development in the second quarter of 1997 or for the six months ended June 30, 1997, resulting in the recognition of no ceding commissions compared to a benefit of $50,000 recognized in the second quarter of 1996 and a benefit of $275,000 recognized for the six months ended June 30, 1996. As claims are settled for 1994, 1993 and 1992, the Company records adjustments reflecting the adjusted ceded losses and ceding commissions. Future ceding commission changes will be affected by the continued development of the reserves with respect to accident years 1994, 1993 and 1992.

          The Company believes that continued application of its claims management technology to 1992 through 1994 open claims will provide future favorable ceding commission adjustments. These adjustments are expected to decrease significantly from the levels attained in 1996 due to the reduced number of open claims remaining for those years.


GENERAL AND ADMINISTRATIVE EXPENSES.    The Company's general and administrative
expenses increased to $2.9 million in the second quarter of 1997 from $2.1 million in the second quarter of 1996 and increased to $5.7 million for the six months ended June 30, 1997 from $4.0 million for the six months ended June 30, 1996. This increase reflects:

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

INTEREST EXPENSE.   Interest expense decreased to $196,000 in the second quarter of 1997 from $274,000 in the second quarter of 1996 and decreased to $392,000 for the six months ended June 30, 1997 from $548,000 for the six months ended June 30, 1996 due to principal payments on the Series 1991A, Series 1991B and Senior Notes totaling approximately $2.4 million in December 1996. Notes payable decreased to $6.8 million at June 30, 1997 from $9.0 million at June 30, 1996 as a result of the payments. Interest expense is expected to remain consistent with the results attained during the six months ended June 30, 1997 for the remainder of the year.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premiums and investment income while its cash requirements consist primarily of payments for claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, income taxes, capital expenditures, principal repayment and debt service on its outstanding Senior Notes. The Company generates positive net cash from operations due, in part, to the timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Cash is invested pending future payments for such expenses. The Company's investment portfolio currently consists of U.S. Treasury and Agency Securities, mortgage backed securities and corporate debt securities. The Company revised its investment policy during the first quarter of 1997 to include fixed income securities, including corporate debt securities, obligations of the U.S. Government and its agencies, tax exempt securities of municipal and state governments, Government Agency mortgage-backed securities and other asset backed securities, with credit ratings that meet or exceed a BBB rating from Standard & Poor's. Cash and cash equivalents consist primarily of U.S. Treasury or Agency Securities acquired under repurchase agreements with original maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests in short-term government securities.

Cash provided by operating activities for the six months ended June 30, 1997 was $9.8 million primarily as a result of the Company's net income of $2.8 million, an increase of $5.8 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, and an increase of $201,000 in unearned premiums, net of premiums receivable. Net cash used in investing activities was $10.0 million due to $23.2 million in purchases of available-for-sale securities and $1.2 million in purchases of furniture and equipment offset by $14.5 million in proceeds from sales of available-for-sale securities. Net cash provided by financing activities was $270,000 primarily the result of issuance of Common Stock to the Company's ESOP and ESPP plans.

The Company's investments increased to $98.5 million at June 30, 1997 from $89.8 million at December 31, 1996 due to net purchases of available-for-sale investments, changes in market values of the available-for-sale investments net of amortization of premiums on the held-to-maturity investments. Of the Company's investments at June 30, 1997, $53.9 million were classified as held-to-maturity and valued at amortized cost, while $44.7 million were classified as available-for-sale and valued at fair value.

Historically, changes in market interest rates have caused fluctuations in the fair value of securities. Beginning July 1995, the Company invested solely in available-for-sale securities. As a result of the increased holdings in securities classified as available-for-sale, and thus carried at fair value, the Company expects increased volatility in shareholders' equity as market interest rates and other factors change.

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

State insurance regulations limit distributions, including dividends, from ACIC to the Company. The maximum amount of dividends that can be paid by ACIC to the Company in any year is equal to the lesser of: (i) 10% of ACIC's statutory surplus as of the end of the previous fiscal year, and (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to the Company in 1997, without regulatory approval, is approximately $4.0 million. ACIC may be subject to more restrictive limitations on dividends as it enters additional states. ACIC has never paid a dividend to the Company and, for the foreseeable future, the Company intends to retain capital in ACIC to enable the Company and ACIC to expand their operations.

The Company believes that cash flow generated by its operations and its cash and investment balances will be sufficient to fund continuing operations, debt service on its outstanding Senior Notes, including principal repayments of $2.0 million due in December 1997, and capital expenditures for the next 12 months.

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

REGULATION

The Company's insurance subsidiary is subject to substantial regulation by the governmental agencies in the states in which it is licensed, and will be subject to such regulation in any state in which it provides workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of the business of the Company and its insurance subsidiary, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. The Company's insurance subsidiary is currently licensed to do business in Minnesota, Colorado, Missouri, Michigan, Massachusetts Pennsylvania, Illinois and Kansas.

The NAIC is in the process of codifying statutory accounting principles. The ultimate completion date is expected in the first quarter of 1999 and impact of this project on current statutory policies and practices is unknown.


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for the Company for periods ending after December 15, 1997. SFAS No. 128 revises standards for computing and presenting earnings per share (EPS), replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 supersedes Opinion No. 15 and AICPA Accounting Interpretations 1-102 of Opinion No. 15. The Company will continue to apply APB Opinion No. 15 to compute EPS through the effective date. The income per share amounts as computed under SFAS No. 128 for the second quarter of 1997 are not materially different from those computed under APB Opinion No. 15.


FORWARD LOOKING STATEMENTS

Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to expand into new states and attract customers in those states, (ii) the Company's ability to further penetrate the market in its existing states,
(iii) competition from traditional workers' compensation insurance carriers,
(iv) the Company's ability to retain its existing customers at favorable premium rates when their policies renew and (v) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a)  Listing of Exhibits
               -------------------

                   Exhibit 11 - STATEMENT REGARDING COMPUTATION OF NET INCOME
                                PER COMMON AND COMMON SHARE EQUIVALENT

                   Exhibit 27 - FINANCIAL STATEMENT SCHEDULE


          (b)  Listing of Reports on Form 8-K
               ------------------------------

                   The Company filed a Report on Form 8-K dated April 17, 1997 to report the adoption of a shareholder rights plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                            RTW, INC.

Dated: August 11, 1997      By      /s/ David C. Prosser
                                   --------------------------------------------
                                   David C. Prosser
                                   Chairman, President, Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)




Dated: August 11, 1997       By      /s/ Alfred L. LaTendresse
                                    --------------------------------------------
                                    Alfred L. LaTendresse
                                    Secretary, Treasurer and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit
 Number                           Description                              Page
---------     ----------------------------------------------------------  ------

  11           Statement Regarding Computation of Net Income Per Common
                   and Common Share Equivalent                              17


  27           Financial Statement Schedule                                 18