Form 10-Q
period 1997-09-30
RTW INC /MN/
filed 1997-11-07
CIK 915781

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                       FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM           TO         .
                                               ---------    --------

                            COMMISSION FILE NUMBER 0-25508
                                                   -------

                                      RTW, INC.
                (Exact name of registrant as specified in its charter)

         MINNESOTA                                         41-1440870
-----------------------------------------------  ----------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
         or organization)                           Identification No.)

                      8500 NORMANDALE LAKE BOULEVARD, SUITE 1400
                               BLOOMINGTON, MN   55437
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

At October 31, 1997, 11,841,023 shares of Common Stock were outstanding.


--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE

    Item 1.   Consolidated Financial Statements and Notes (Unaudited)          3

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8



PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings                                               15

    Item 2.   Changes in Securities                                           15

    Item 3.   Defaults Upon Senior Securities                                 15

    Item 4.   Submission of Matters to a Vote of Security Holders             15

    Item 5.   Other Information                                               15

    Item 6.   Exhibits and Reports on Form 8-K                                15


    Signatures                                                                16


    Exhibits                                                                  17

ITEM 1:  FINANCIAL STATEMENTS


                            INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                        --------
FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 1997 and December 31, 1996     4

Consolidated Statements of Income - Three and nine month periods ended
                                       September 30, 1997 and 1996         5

Consolidated Statements of Cash Flows - Nine months ended September 30,
                                            1997 and 1996                  6

Notes to Consolidated Financial Statements                                 7

                               RTW, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                          (In thousands, except share data)



                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                           1997                1996
                                                                                      -------------        ------------
    ASSETS                                                                             (Unaudited)
Investments:
  Held-to-maturity, at amortized cost, fair value of $54,533 and $54,396               $     53,851        $     53,977
  Available-for-sale, at fair value, amortized cost of $49,466 and $35,854                   50,175              35,872
                                                                                       ------------        ------------
    Total investments                                                                       104,026              89,849
Cash and cash equivalents                                                                    10,613              10,410
Accrued investment income                                                                     1,276               1,724
Premiums receivable, less allowance of $130 and $105                                          6,268               4,476
Reinsurance receivable                                                                        5,406               6,183
Reinsurance premiums receivable, net                                                          3,153               2,555
Deferred policy acquisition costs                                                             1,722               1,624
Furniture and equipment, net                                                                  4,483               3,423
Other assets                                                                                  4,244               3,487
                                                                                       ------------        ------------
                                                                                       $    141,191        $    123,731
                                                                                       ------------        ------------
                                                                                       ------------        ------------


    LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                             $     57,681        $     49,256
Unearned premiums                                                                            15,809              13,308
Accrued expenses and other liabilities                                                        4,237               3,117
Notes payable                                                                                 6,840               6,739
                                                                                       ------------        ------------
    Total liabilities                                                                        84,567              72,420

Shareholders' equity:
  Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 11,841,023 shares at September 30, 1997 and
   11,807,576 shares at December 31, 1996                                                    28,976              28,610
  Retained earnings                                                                          27,201              22,690
  Unrealized appreciation on securities available-for-sale                                      447                  11
                                                                                       ------------        ------------
    Total shareholders' equity                                                               56,624              51,311
                                                                                       ------------        ------------
                                                                                      $     141,191        $    123,731
                                                                                      -------------        ------------
                                                                                      -------------        ------------



See accompanying notes to consolidated financial statements.

                               RTW, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
            THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                   (Unaudited; in thousands, except per share data)



                                               FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                             ------------------------      ------------------------
                                                1997           1996           1997           1996
                                             ---------      ---------      ---------      ---------
REVENUES:
  Premiums earned                            $  20,423      $  16,914      $  59,278      $  46,022
  Investment income                              1,906          1,465          5,083          4,131
                                             ---------      ---------      ---------      ---------
     Total revenues                             22,329         18,379         64,361         50,153

EXPENSES:
  Claim and claim settlement expenses           14,250         10,025         40,116         26,386
  Policy acquisition costs                       2,876          2,132          8,482          5,429
  General and administrative expenses            2,329          1,815          8,049          5,767
                                             ---------      ---------      ---------      ---------
     Total expenses                             19,455         13,972         56,647         37,582
                                             ---------      ---------      ---------      ---------
Income from operations                           2,874          4,407          7,714         12,571

Interest expense                                   196            273            588            821
                                             ---------      ---------      ---------      ---------
Income before income taxes                       2,678          4,134          7,126         11,750

Provision for income taxes                         973          1,552          2,615          4,404
                                             ---------      ---------      ---------      ---------

Net income                                   $   1,705      $   2,582      $   4,511      $   7,346
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

Net income per common and
   common share equivalent                   $    0.14      $    0.21      $    0.37      $    0.60
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------





             See accompanying notes to consolidated financial statements.

                               RTW, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited, in thousands)



                                                                                                FOR THE NINE MONTHS
                                                                                                ENDED SEPTEMBER 30,
                                                                                          -----------------------------
                                                                                            1997                1996
                                                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                              $   4,511           $   7,346
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                               780                 554
    Deferred income taxes                                                                      (532)               (564)
    Changes in assets and liabilities:
      Amounts due from reinsurers                                                               179               1,698
      Unpaid claim and claim settlement expenses                                              8,425               8,040
      Unearned premiums, net of premiums receivable                                             709               2,733
      Other, net                                                                              1,222              (1,119)
                                                                                          ---------           ---------
     Net cash provided by operating activities                                               15,294              18,688

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities of held-to-maturity securities                                                        -               3,000
 Purchases of available-for-sale securities                                                 (41,639)            (19,845)
 Sales of available-for-sale securities                                                      28,017                   -
 Purchases of furniture and equipment                                                        (1,739)             (1,371)
                                                                                          ---------           ---------
     Net cash used in investing activities                                                  (15,361)            (18,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Stock options and warrants exercised                                                             1                 129
 Issuance of Common Stock under ESPP                                                            154                 129
 Issuance of Common Stock to ESOP                                                               115                 236
                                                                                          ---------           ---------
     Net cash provided by financing activities                                                  270                 494
                                                                                          ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       203                 966

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               10,410              12,962
                                                                                          ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  10,613           $  13,928
                                                                                          ---------           ---------
                                                                                          ---------           ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                                $     501           $     692
                                                                                          ---------           ---------
                                                                                          ---------           ---------
  Income taxes                                                                            $   2,636           $   4,758
                                                                                          ---------           ---------
                                                                                          ---------           ---------





See accompanying notes to consolidated financial statements.

                               RTW, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (Unaudited)



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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following analysis of the consolidated results of operations and financial condition of RTW, Inc. (the "Company") and its wholly-owned subsidiary, American Compensation Insurance Company ("ACIC"), should be read in conjunction with the Company's consolidated financial statements and notes thereto at September 30, 1997 and December 31, 1996 and the three and nine month periods ended September 30, 1997 and 1996.

The Company's revenues consist of premiums earned and investment income. Premiums earned during a period are the gross premiums earned by the Company on workers' compensation policies less premiums ceded to reinsurers (as adjusted by refunds or return of premiums from those reinsurers). Investment income represents income on the Company's investment portfolio, including realized gains and losses.

The Company's expenses are comprised of claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.



RESULTS OF OPERATIONS

The following tables summarize the components of revenues for the three and nine month periods ended September 30, 1997 and 1996 and premiums in force at September 30, 1997 and 1996:
                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                 SEPTEMBER 30,               SEPTEMBER 30,
                            ---------------------         -------------------
                             1997           1996           1997         1996
                            ------         ------         ------       ------
                                (In thousands)              (In thousands)
Gross premiums earned     $ 20,279       $ 17,161       $ 59,401     $ 46,443
Premiums ceded                 144           (247)          (123)        (421)
                          --------       --------       --------     --------
   Premiums earned          20,423         16,914         59,278       46,022
Investment income            1,906          1,465          5,083        4,131
                          --------       --------       --------     --------
   Total revenues         $ 22,329       $ 18,379       $ 64,361     $ 50,153
                          --------       --------       --------     --------
                          --------       --------       --------     --------

                                                         1997          1996
                                                       ---------    ---------
                                                           (In thousands)
Premiums in force at September 30:
   Minnesota                                           $  45,700   $   52,900
   Colorado                                               13,000       10,600
   Missouri                                               11,300        3,000
   Michigan                                                3,100            -
   Illinois                                                1,300            -
   Massachusetts                                             900            -
   Wisconsin                                                 200            -
                                                       ---------   ----------
   Total in force at September 30:                     $  75,500   $   66,500
                                                       ---------   ----------
                                                       ---------   ----------

PREMIUMS EARNED.   Gross premiums earned increased 18.2% to $20.3 million in
the third quarter of 1997 from $17.2 million in the third quarter of 1996 and 27.9% to $59.4 million for the nine months ended September 30, 1997 from $46.4 million for the nine months ended September 30, 1996. The increase in gross premiums earned resulted from an increase in the amount of premiums in force, due primarily to increased an number of policies in force resulting from the Company's continued growth in its existing markets and expansion into new markets.

The following factors have resulted in premium reductions on renewal accounts and comparatively lower premiums on new accounts.
  - Legislative action has reduced estimated loss costs in recent years, ultimately reducing premiums charged for workers' compensation insurance. Estimated loss costs will continue to decrease into 1998 but the comparative impact on premiums charged for workers' compensation insurance from levels charged in 1997 is unknown at this time.

  - The Company continues, as anticipated, to experience reduced pricing on renewal policies due to its success in lowering customers' loss experience which reduces customer experience modifiers and, in some cases, increases competition for the customers' business.

  - From October 1995 through September 1996, the Company attempted to write more customers with credit experience modifiers and experienced increased competition in this customer base (including traditional insurance companies competing in greater numbers for accounts). The Company repositioned its marketing efforts in the fourth quarter of 1996 to refocus on its traditional debit experience modifier customer base. The Company will continue to be affected by these credit experience modifier premiums through the fourth quarter of 1997.

The impact of legislative changes in estimated loss costs, decreasing customer loss experience and increased competition in credit modifier customers may continue to result in lower premiums generated on new and renewal policies through the remainder of 1997 and into fiscal year 1998.

Premiums ceded reflect "excess of loss" reinsurance policies purchased by the Company. The following tables summarize the components of premiums ceded for the three and nine month periods ended September 30, 1997 and 1996:

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                          ------------------  -----------------
                                            1997      1996      1997      1996
                                          --------  --------  --------  -------
                                            (In thousands)      (In thousands)
Premiums ceded:
 Minnesota Workers' Compensation
  Reinsurance Association (the "WCRA")     $   -    $    90   $    -    $   287
 Refund from the WCRA on prior  years'
  excess of loss ceded premiums              (358)       -      (358)        -
 Benefit recognized for over-estimated
  excess of loss premiums at December 31,
  1995                                         -        -         -        (251)
 Non-Minnesota excess of loss policies        214      157       481        385
                                           ------   ------    ------     ------

   Total premiums ceded cost (benefit)     $ (144)   $ 247    $  123     $  421
                                           ------    ------   ------     ------
                                           ------    ------   ------     ------

Premiums ceded decreased to a benefit of $144,000 in the third quarter of 1997 from a cost of $247,000 in the third quarter of 1996 and decreased to a cost of $123,000 for the nine months ended September 30, 1997 from a cost of $421,000 for the nine months ended September 30, 1996. The decrease in premiums ceded to reinsurers resulted from the recognition of a return premium of $358,000 in the third quarter of 1997 from the WCRA. Premiums ceded for the nine months ended September 30, 1997 decreased from 1996 levels (after adjusting for the $358,000 benefit recognized in the third quarter of 1997 and the $251,000 benefit recognized in the second quarter of 1996) due to (i) reduced rates charged on Minnesota premiums for excess of loss reinsurance by the WCRA in 1997 from rates charged in 1996, and (ii) reduced rates negotiated for excess of loss reinsurance in non-Minnesota locations beginning January 1, 1997 from rates on similar policies in 1996. Minnesota's retention level for 1997 is $1.1 million while Colorado, Missouri, Michigan, Illinois, Massachusetts and Wisconsin retention levels are $500,000 in 1997.

Premiums earned increased 20.7% to $20.4 million in the third quarter of 1997 from $16.9 million in the third quarter of 1996 and increased 28.8% to $59.3 million for the nine months ended September 30, 1997 from $46.0 million for the nine months ended September 30, 1996 as a result of these changes.

The Company expects continued growth in gross premiums earned for the remainder of 1997 as it continues to expand in Colorado, Missouri, Michigan and Massachusetts. Premiums ceded as a percentage of premiums earned will be consistent with the third quarter results after adjusting for the $358,000 return premium received.

During the third quarter of 1997, the WCRA notified its members of its rate structure for 1998 mandatory excess of loss coverage. The excess of loss rate for the "super retention" limit, a retention of $1.1 million, increased to 1.7% for 1998 from 0.0% in 1997. The Company has elected to decrease its 1998 retention level from $1.1 million to $280,000 which will cost the Company 6.8% cost of Minnesota gross premiums earned. The Company expects that this cost increase will be offset substantially by decreases in expected Minnesota claim and claim settlement expenses. Although the lower retention level will result in premiums ceded becoming a higher percentage of the gross premiums earned, the Company believes it will eliminate the adverse effect that any claims in excess of $280,000 would have on the Company and result in lower claim and claim settlement expense.

INVESTMENT INCOME. Investment income increased to $1.9 million in the third quarter of 1997 from $1.5 million in the third quarter of 1996 and increased to $5.1 million for the nine months ended September 30, 1997 from $4.1 million for the nine months ended September 30, 1996 due to increased funds available for investment and increased yields on funds invested. Funds invested increased to $104.0 million at September 30, 1997 from $84.8 million at September 30, 1996 due to net cash provided by operating activities since September 30, 1996. The investment yield increased to 6.3% for the quarter ended September 30, 1997 from 6.2% for the quarter ended September 30, 1996. Historically, the Company invested only in U.S. Treasury and Agency Securities. In the first quarter of 1997, the Company expanded its investment strategy to include other fixed income securities such as mortgage-backed, asset-backed and corporate debt securities which meet certain criteria. The Company entered into an agreement with an investment manager during April 1997 to provide expertise in this investment diversification. The investment yield realized in the future will be affected by yields attained on new investments and yield changes on maturing investments and available-for sale investments sold as the portfolio is repositioned. The Company expects that the investment yield for the remainder of 1997 will be consistent with the yield attained during the first nine months of 1997.

CLAIM AND CLAIM SETTLEMENT EXPENSES.   Claim and claim settlement expenses
increased 42.1% to $14.3 million in the third quarter of 1997 from $10.0 million in the third quarter of 1996 and 52.0% to $40.1 million for the nine month ended September 30, 1997 from $26.4 million for the nine months ended September 30, 1996. As a percentage of premiums earned, claim and claim settlement expenses increased to 69.8% for the third quarter of 1997 from 59.3% for the third quarter of 1996 and increased to 67.7% for the nine months ended September 30, 1997 from 57.3% for the nine months ended September 30, 1996. The net increase is due to the following:

    - Premiums earned increased in the third quarter of 1997 from the third quarter of 1996 resulting in a corresponding increase claim and claim settlement expenses.
    - Average claim cost continued to decrease slightly in the third quarter of 1997 from the third quarter of 1996 due to efficiencies within the Company and legislative changes in benefits to claimants. The legislative changes have reduced estimated loss costs, ultimately reducing premiums charged for workers' compensation insurance. However, average claim costs have not decreased as significantly as premiums charged resulting in increased claim and claim settlement expenses as a percentage of premiums earned.
    - In the third quarter of 1997, the Company reduced its estimate of pre-1997 unpaid claim and claim settlement expenses, which resulted in an $850,000 reduction in third quarter 1997 claim and claim settlement expenses. Combined with the first quarter reduction of $675,000 and the second quarter reduction of $850,000, the cumulative reduction totaled approximately $2.4 million for the nine months ended September 30, 1997. Comparatively, the Company recorded a third quarter reduction of $608,000 in 1996 and approximately $1.7 million for the nine months ended September 30, 1996.

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

POLICY ACQUISITION COSTS.    The following table summarizes policy acquisition
costs for the three and nine  month periods ended September 30, 1997 and 1996:

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                    ------------------       -----------------
                                      1997      1996           1997      1996
                                    -------   -------        -------   -------
                                      (In thousands)           (In thousands)

Commission expense                  $ 1,585   $ 1,333        $ 4,714   $ 3,275
Premium tax expense                     412       349          1,217       958
Other policy acquisition costs          879       592          2,551     1,613
                                    -------   -------        -------   -------
   Direct policy acquisition costs    2,876     2,274          8,482     5,846
Ceding commissions
   Favorable claims experience
    adjustments for 1992 to 1994          -      (142)             -      (417)
                                    -------   -------        -------   -------
Policy acquisition costs            $ 2,876   $ 2,132        $ 8,482   $ 5,429
                                    -------   -------        -------   -------
                                    -------   -------        -------   -------

Policy acquisition costs increased to $2.9 million in the third quarter of 1997 from $2.3 million in the third quarter of 1996 and increased to $8.5 million for the nine months ended September 30, 1997 from $5.8 million for the nine months ended September 30, 1996 for the following reasons:

    - Commission expense decreased to 7.8% of gross premiums earned in the third quarter of 1997 from 7.9% in the third quarter of 1996 and increased to 8.0% of gross premiums earned for the nine months ended September 30, 1997 from 7.1% for the nine months ended September 30, 1996. The Company initiated marketing programs in the first quarters of 1997 and 1996, including volume-based incentive programs and higher commissions for new business, that increased commission rates to agents resulting in increased average commissions and commission expense. Additionally, as the Company entered new markets, it introduced higher commission rates to attract business from established agents. The Company expects commission rates to remain consistent with results attained in the third quarter of 1997.

    - Premium tax expense remained at 2.0% of gross premiums earned in the third quarters of 1997 and 1996 and 2.1% for the nine month periods ending September 30, 1997 and 1996. The Company expects premium tax expense as a percent of gross premiums earned to remain consistent with the results attained during the nine month period ended September 30, 1997 for the remainder of 1997 and into 1998.

    - Other policy acquisition costs increased to 4.3% of gross premiums earned in the third quarter of 1997 from 3.5% in the third quarter of 1996 and increased to 4.3% of gross premiums earned for the nine months ended September 30, 1997 from 3.5% for the nine months ended September 30, 1996 due to increased personnel costs necessary for the growth in premiums in force and increased focus on marketing programs as the Company expands into new states and continues to grow in it's more established markets.

    - The Company recognized no accident year 1994, 1993 or 1992 favorable reserve development in the third quarter of 1997 or for the nine months ended September 30, 1997, resulting in the recognition of no ceding commissions compared to a benefit of $142,000 recognized in the third quarter of 1996 and a benefit of $417,000 recognized for the nine months ended September 30, 1996. Future ceding commission changes will be affected by the continued development of the reserves with respect to accident years 1994, 1993 and 1992.

         The Company believes that continued application of its claims management technology to 1992 through 1994 open claims could provide future favorable ceding commission adjustments. Any such adjustments are expected to decrease significantly from the levels attained in 1996 due to the reduced number of open claims remaining for those years.


GENERAL AND ADMINISTRATIVE EXPENSES.   The Company's general and administrative
expenses increased to $2.3 million in the third quarter of 1997 from $1.8 million in the third quarter of 1996 and increased to $8.0 million for the nine months ended September 30, 1997 from $5.8 million for the nine months ended September 30, 1996. This increase reflects:

    -    additional personnel costs for new employees
    -    higher compensation for existing employees
    -    expenses incurred for growth in Minnesota, Colorado and Missouri
    - expenses incurred for expansion into Michigan, Illinois and Massachusetts, and Wisconsin
    - increased fees for professional services incurred in connection with increased levels of operations
    - the Company recognized a reduction in general and administrative expenses of $842,000 in the third quarter of 1997 resulting from the reversal of an accrual established in 1996 for the Minnesota Insurance Guarantee Association.

The Company anticipates that general and administrative expenses will continue to increase as it continues to expand into new states and grows in its existing states for the remainder of 1997 and into fiscal year 1998.

INTEREST EXPENSE. Interest expense decreased to $196,000 in the third quarter of 1997 from $273,000 in the third quarter of 1996 and decreased to $588,000 for the nine months ended September 30, 1997 from $821,000 for the nine months ended September 30, 1996 due to principal payments on the Series 1991A, Series 1991B and Senior Notes totaling approximately $2.4 million in December 1996. Notes payable decreased to $6.8 million at September 30, 1997 from $9.0 million at September 30, 1996 as a result of the payments. Interest expense is expected to remain consistent with the results attained during the nine months ended September 30, 1997 for the fourth quarter of 1997 and is expected to decrease in 1998 due to principal payments totaling $2.0 million to be made in December 1997.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premiums and investment income while its cash requirements consist primarily of payments for claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, income taxes, capital expenditures, and principal repayment and debt service on its outstanding Senior Notes. The Company generates positive net cash from operations due, in part, to the timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Cash is invested pending future payments for such expenses. The Company's investment portfolio currently consists of U.S. Treasury and Agency Securities, mortgage backed securities, corporate debt securities and asset-backed securities. The Company revised its investment policy during the first quarter of 1997 to include fixed income securities, including corporate debt securities, obligations of the U.S. Government and its agencies, tax exempt securities of municipal and state governments, Government Agency mortgage-backed securities and other asset-backed securities, with credit ratings that meet or exceed a BBB rating from Standard & Poor's or a Baa rating from Moody's Investors Services, Inc. Cash and cash equivalents consist primarily of U.S. Treasury or Agency Securities acquired under repurchase agreements with original maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests in short-term government securities.

Cash provided by operating activities for the nine months ended September 30, 1997 was $15.3 million primarily as a result of the Company's net income of $4.5 million, an increase of $8.4 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, and an increase of $709,000 in unearned premiums, net of premiums receivable. Net cash used in investing activities was $15.4 million due to $14.6 million in purchases of available-for-sale securities and $1.7 million in purchases of furniture and equipment offset by $28.0 million in proceeds from sales of available-for-sale securities. Net cash provided by financing activities was $270,000 primarily the result of issuance of Common Stock to the Company's Employee Stock Option ("ESOP") and Employee Stock Purchase ("ESPP") plans.

The Company's investments increased to $104.0 million at September 30, 1997 from $89.8 million at December 31, 1996 due to net purchases of available-for-sale investments, changes in market values of the available-for-sale investments, and net of amortization of premiums on the held-to-maturity investments. Of the Company's investments at September 30, 1997, $53.9 million were classified as held-to-maturity and valued at amortized cost, while $50.1 million were classified as available-for-sale and valued at fair value.

Historically, changes in market interest rates have caused fluctuations in the fair value of securities. Beginning July 1995, the Company invested solely in available-for-sale securities. As a result of the increased holdings in securities classified as available-for-sale, and thus carried at fair value, the Company expects increased volatility in shareholders' equity as market interest rates and other factors change. Adjustments in the fair value of available-for-sale securities are recorded directly to shareholders' equity and do not affect the Company's Consolidated Statements of Income.

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

The Company believes that cash flow generated by its operations and its cash and investment balances will be sufficient to fund continuing operations, debt service on its outstanding Senior Notes including principal repayments of $2.0 million due in December 1997, and capital expenditures for the next 12 months.



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


REGULATION

The Company's insurance subsidiary is subject to substantial regulation by the governmental agencies in the states in which it is licensed, and will be subject to such regulation in any state in which it provides workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of the business of the Company and its insurance subsidiary, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. The Company's insurance subsidiary is currently licensed to do business in Minnesota, Colorado, Missouri, Michigan, Massachusetts, Pennsylvania, Illinois, Kansas, Iowa, Connecticut and South Dakota.

The NAIC is in the process of codifying statutory accounting principles. The ultimate completion date is expected in 1999 and impact of this project on current statutory policies and practices is unknown.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for the Company for periods ending after December 15, 1997. SFAS No. 128 revises standards for computing and presenting earnings per share (EPS), replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 supersedes Opinion No. 15 and AICPA Accounting Interpretations 1-102 of Opinion No. 15. The Company will continue to apply APB Opinion No. 15 to compute EPS through the effective date. The income per share amounts as computed under SFAS No. 128 for the third quarter of 1997 are not materially different from those computed under APB Opinion No. 15.


FORWARD LOOKING STATEMENTS

Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the Company's ability to expand into new states and attract customers in those states, (ii) the Company's ability to manage both its existing claims and its new claims in an effective manner, (iii) the Company's ability to further penetrate the market in its existing states, (iv) the Company's ability to retain its existing customers at favorable premium rates when their policies renew, (v) competition from traditional workers' compensation insurance carriers, (vi) the Company's ability to successfully introduce new products and services, and (vii) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation.

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

                   None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             RTW, INC.

Dated: November 5, 1997      By     /s/ David C. Prosser
                                  ---------------------------------------------
                                  David C. Prosser
                                  Chairman, President, Chief Executive Officer
                                  and Director
                                  (Principal Executive Officer)



Dated: November 5, 1997      By      /s/ Alfred L. LaTendresse
                                  ---------------------------------------------
                                  Alfred L. LaTendresse
                                  Secretary, Treasurer and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX


 Exhibit
 Number                     Description                               Page
--------- ---------------------------------------------------------  -------

  11     Statement Regarding Computation of Net Income Per Common
              and Common Share Equivalent                              18


  27     Financial Statement Schedule                                  19