Form 10-K405
period 1997-12-31
RTW INC /MN/
filed 1998-03-23
CIK 915781

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER:   0-25508

                                   RTW, INC.
            (Exact name of registrant as specified in its charter)

            MINNESOTA                                      41-1440870
 --------------------------------          -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization

                  8500 NORMANDALE LAKE BOULEVARD,  SUITE 1400
                           BLOOMINGTON, MN  55437
             (Address of principal executive offices and zip code)

     Registrant's telephone number, including area code:    (612) 893-0403

      Securities registered pursuant to 12(b) of the Act:    None

Securities registered pursuant to 12(g) of the Act: Common Stock, no par value
                                   Series A Junior Participating Preferred Stock


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:      ( X )

As of March 10, 1998, 11,907,823 shares of Common Stock, no par value, were outstanding. As of March 10, 1998, assuming as fair value the last sale price of $8.625 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $78,701,000.

                     DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Proxy Statement for its annual meeting of shareholders to be held in May 1998, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, is incorporated by reference in Part III of this Report on Form 10-K.

                               TABLE OF CONTENTS
                               -----------------

PART I                                                                       PAGE
------                                                                       ----

 Item 1.  Business                                                             3
          Executive Officers of the Registrant                                 9
 Item 2.  Properties                                                          10
 Item 3.  Legal Proceedings                                                   10
 Item 4.  Submission of Matters for a Vote of Security Holders                10


PART II
-------
 Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                                              10
 Item 6.  Selected Financial Data                                             11
 Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            12
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk          22
 Item 8.  Financial Statements and Supplementary Data                         22
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                            40


PART III
--------
 Item 10. Directors and Executive Officers of the Registrant                  40
 Item 11. Executive Compensation                                              40
 Item 12. Security Ownership of Certain Beneficial Owners and Management      40
 Item 13. Certain Relationships and Related Transactions                      40


PART IV
-------
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K    41
 Signatures                                                                   43


                                    PART I

ITEM 1.   BUSINESS
------------------

OVERVIEW

     RTW, Inc. (the "Company") provided comprehensive management products and services to employers for their workers' compensation programs in Minnesota, Wisconsin, Colorado, Missouri, Illinois, Michigan and Massachusetts during 1997. The Company also had obtained licenses but was not yet operating in Pennsylvania, Connecticut, Tennessee and South Dakota. The Company believes its proprietary management approach substantially reduces wage replacement costs and medical expenses resulting from workplace injuries. The Company focuses on controlling costs by returning injured employees to work as soon as possible and by actively managing all participants in the workers' compensation system, including employers, employees and medical care providers, as well as legal and judicial participants in the workers' compensation system. Elements of the Company's management approach include:

       -  thorough on-site evaluation of potential customers;

       -  active training of customers in the Company's procedures;

       -  prompt identification of potentially high-cost injuries; and

       - rapid intervention in, and intensive management of, potentially high-cost injuries.

     The Company also uses management techniques such as designated health care providers, medical fee schedule review, utilization review and peer review to control medical costs. In order to benefit directly from the use of its proprietary methods, the Company combines its management services with workers' compensation insurance products underwritten by its wholly-owned subsidiary, American Compensation Insurance Company ("ACIC").

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

     The Company uses six-person operating teams to implement its management approach. An operating team handles all of the claims for a specific group of customers and is accountable within the Company for the loss experience of these customers. Each team generally consists of three nurses, a statutory claims administrator, an assistant claims administrator and a clerical support person. A team's nurses are responsible for evaluating the medical condition of an injured employee and monitoring the employee's medical treatment. The claims administrators are responsible for determining the eligibility of claims, paying benefits in a timely manner and following statutory requirements for administration of claims. The operating teams meet regularly to discuss strategies for managing difficult claims and to review strategies and procedures that have been particularly successful in resolving disputes.

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

     The operating team is responsible for implementing a workers' compensation program for the customer, training the customer's personnel in the Company's methods and procedures and managing all reported injuries for this customer. The operating team meets with the customer, provides loss reports showing current claims status, conducts an annual account review and maintains active communications on open injury matters. The operating team may make workplace safety recommendations or retain a workplace safety engineering firm to assist its customers to remedy work conditions that the operating team determines constitute an inappropriate risk. In addition, the operating team may recommend to the Company's management the cancellation or non-renewal of the policy for a customer that fails to comply with the Company's procedures. To date, there have not been a material number of policy cancellations or non-renewals due to the failure by customers to comply with the Company's policies.

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

     The Company's average annual premium decreased to $22,000 in 1997 from $24,000 in 1996 and $52,000 in 1995 due primarily to increased association business with smaller average individual member premiums written in 1997 and 1996 and decreases in premium rates on new and renewal policies. The Company's ten largest customers accounted for approximately $5.3 million or 6.7% of the Company's premiums in force in 1997 as compared to $5.1 million or 7.4% of premiums in force in 1996 and $4.8 million or 9.3% of premiums in force in 1995. No customer accounted for more than 5% of in force premiums in 1997, 1996 or 1995. Approximately 78% of the policies scheduled to expire in 1997 were renewed by the Company's customers whereas approximately 83% were renewed in 1996.

     Currently, all of the Company's customers are in Minnesota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Rhode Island, Connecticut and New Hampshire. In addition to these states, the Company is also currently licensed in Pennsylvania, Tennessee, South Dakota, Iowa and Maryland. The Company is applying for authorization to begin insurance operations in 10 additional jurisdictions. The Company expects it will primarily enter states that have a workers' compensation regulatory structure that allows the Company to set its own premium rates and that also have a substantial portion of the employers in that state insured through a state sponsored fund. The Company currently has no intention to expand operations internationally but will reevaluate the circumstances as opportunities arise.

PRODUCTS

     Substantially all of the Company's workers' compensation products and services are guaranteed-cost insurance policies. Under a guaranteed-cost policy, the customer purchases an insurance policy underwritten by ACIC and pays the Company a premium based on the customers' aggregate payroll. The Company assumes responsibility for all the indemnity and medical costs associated with the customers' workers' compensation injuries and works closely with the customer in managing the employer's entire workers' compensation program.

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

SALES AND MARKETING

     The Company's workers' compensation products and services are sold by independent insurance agencies, including several large national agencies, as well as one- or two-person agencies. Agencies are paid a commission, which averaged 7.8% of the Company's gross premiums earned in 1997 compared to 7.3% of gross premiums earned in 1996. The Company's ten highest producing agencies accounted for approximately $21.1 million or 26.9% of premiums in force in 1997 compared to $25.7 million or 37.0% of premiums in force in 1996. No agency accounted for more than 4.3% of premiums in force in 1997 and 6.2% of premiums in force in 1996. The Company continually markets its products and services to its agencies to keep them aware of developments in the Company's business.
Each state's management group and underwriting team is responsible for establishing and maintaining agency relationships.
                                      6

REINSURANCE

     The Company shares the risks and benefits of the insurance it underwrites through reinsurance. The Company has in effect "excess of loss" policies under which the Company pays a reinsurer a percentage of its gross premiums earned, and the reinsurer agrees to assume all risks relating to injuries over a specific dollar amount on a per occurrence basis. The 1997 and 1996 per occurrence levels in Minnesota were $1,080,000 and $1,040,000, respectively. The Company selected $280,000 for its retention level in Minnesota for 1998. The excess of loss coverage in Minnesota is provided by a state established organization, the Minnesota Workers' Compensation Reinsurance Association. In non-Minnesota states, excess of loss coverage is purchased through private reinsurers. In 1997, the Company purchased non-Minnesota excess of loss policies primarily through General Reinsurance Corporation, rated A++ (Superior) by A.M. Best. The excess of loss policies in effect during 1997 provided reinsurance up to $9.5 million in excess of $500,000 per person per any one loss and up to $40 million in excess of $10 million per occurrence ultimate net loss. This excess of loss coverage continues into 1998, was effective January 1, 1997, and replaced excess of loss policies which were terminated on December 31, 1996. The non-Minnesota excess of loss policies in effect during 1996 and 1995 provided reinsurance up to $9.5 million in excess of $500,000 per person per any one loss and up to $49.5 million in excess of $500,000 per occurrence ultimate net loss. Transatlantic Reinsurance Company, rated A+ (Superior) by A.M. Best, is the only reinsurance company that received more than 15% of the premiums paid for reinsurance coverage under the 1996 and 1995 excess of loss coverage.

     During 1994, 1993 and 1992, the Company maintained a quota-share reinsurance agreement with Reliance Insurance Company ("Reliance") under which the Company ceded to Reliance a percentage of all written premium dollars, and Reliance assumed that same percentage of all risks and related costs. The Company did not have any quota-share reinsurance agreements in effect for 1997, 1996 or 1995 and has none in effect for 1998. Reliance currently is rated A- (Excellent) by A.M. Best.

     A.M. Best ratings are ratings based on a comparative analysis of the financial condition and operating performance of insurance companies. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. See "Competition."

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

     Large insurance companies exit and enter the workers' compensation market in different states depending on their appraisal of current market conditions. As a result, many insurance companies stopped underwriting workers' compensation insurance during the early 1990's due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In 1997, 1996 and 1995, the Company experienced increased market pressure as new carriers, including large insurance companies and single line workers' compensation insurance companies, entered the market.

     These large insurance companies compete primarily with the Company for customers that have lower past claims experience or lower experience "modifiers." In Minnesota, decreases in statutory benefits during the past three years have made it more attractive for large insurance companies to underwrite workers' compensation policies for these lower experience modifier customers. As a result, the Company has experienced increased competition for the renewal of workers' compensation policies with customers that have reduced their experience modifiers, and it expects to continue to experience increased competition from large insurance companies.

     An additional competitive factor results from the fact that some employers will not purchase workers' compensation products from carriers with an A.M. Best rating less than "A". In addition, certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer's underlying insurance policy, such as the workers' compensation portion is written by a carrier with a less than "A" rating. Although some rated insurance carriers currently provide umbrella policies to customers of the Company, the Company believes that its B++ letter rating from A.M. Best may make it difficult, in certain instances, for the Company to provide its products to certain employers.

     The Company's insurance subsidiary was assigned an initial rating of B++ (Very Good) on a scale of A++ (Superior) to F (In Liquidation) on December 16, 1996. This rating was reaffirmed in January 1998. A Best's Rating is assigned after an extensive quantitative and qualitative evaluation of the Company's financial condition and operating performance. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. Furthermore, A.M. Best ratings are not ratings of the Company or any of its securities. A.M. Best ratings include Secure Ratings, consisting of A++ and A+ (Superior); A and A- (Excellent); B++ and B+ (Very Good); Vulnerable Ratings, consisting of B and B- (Adequate); C++ and C+ (Fair); C and C- (Marginal); D (Very Vulnerable); E (Under State Supervision); and F (In Liquidation).

DATA MANAGEMENT

     In 1997 and 1996, the Company contracted with unrelated third parties for certain computer information systems and other software licenses. In 1996, the Company developed and implemented its own proprietary claims management and medical fee adjudicating systems to manage claims, audit medical fees, pay claims, provide reports to policyholders and analyze claims data. These systems replaced third party contracts for claims management and medical fee adjudicating systems. In 1995, the Company developed and implemented its own proprietary policy management system to process insurance applications and issue policies and endorsements. This system replaced a third party contract for a policy management system. The Company continues to utilize third party software to maintain financial information, prepare accounting reports and financial statements, perform billing and collections, pay vendors and track agent commissions. The Company also contracts with a third party provider of payroll services for payroll, benefit and human resource software services.
The Company utilizes other licensed software from national vendors to maintain its financial records, file statutory statements with insurance regulators and perform other general business.

EMPLOYEES

     The Company had 302 full-time employees at December 31, 1997. Of the Company's employees, approximately 126 work in the Company's administrative and financial functions and 176 serve on approximately 29 different operating teams. None of the Company's employees are subject to collective bargaining agreements. The Company believes its employee relations are good.

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

     Workers' compensation coverage is a creation of state law, subject to change by the state legislature, and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state operated funds. New laws affecting the workers' compensation system in Minnesota, Colorado, Missouri, Illinois, Michigan and Massachusetts and any other state where the Company may operate in the future, including laws that require all employers to participate in state sponsored funds or that mandate premium reductions, could have a material adverse effect on the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company:


Name                     Age      Position
----                     ---      --------

David C. Prosser         73    Chairman of the Board
Carl B. Lehmann          43    President and Chief Executive Officer
Vina L. Marquart         46    Chief Operating Officer - Operations
Alfred L. LaTendresse    49    Chief Financial Officer, Secretary and Treasurer
Marguerite K. Downey     47    Vice President, Chief Information Officer
Daniel R. Haag           41    Vice President, Human Resources


     David C. Prosser, the founder of the Company and Chairman of the Board, served as President and Chief Executive Officer through January 1998, and has been a Director of the Company since its formation in 1983. From 1965 through 1985, Mr. Prosser was the owner and President of Vocational Personnel Services, Inc., which merged into the Company in 1986.

     Carl B. Lehmann became a Director of the Company in November 1997 and was appointed President and Chief Executive Officer in January 1998. Mr. Lehmann served as President of the Stored Value Group, a division of American Express Travel Related Services, Inc. (AMEX) from 1993 to 1997. Prior to that time, Mr. Lehmann served as Vice President of various departments at AMEX from 1987 to 1993 and Citicorp Retail Services from 1984 to 1987.

     Vina L. Marquart joined the Company in 1984 as a Workers' Compensation Manager, served as Vice President, Operations beginning in 1990 and became Chief Operating Officer - Operations in October 1996. Ms. Marquart served as a Director of the Company from October 1990 until January 1995. Ms. Marquart is a member of the American Association of Occupational Health Nursing and Minnesota Association of Occupational Health Nursing. She has held a registered nursing license since 1974.

     Alfred L. LaTendresse joined the Company as Chief Financial Officer in 1990 and became Secretary and Treasurer in October 1990. Mr. LaTendresse served as a Director of the Company from July 1993 until January 1995. Prior to joining the Company, Mr. LaTendresse served as the Chief Financial Officer for several companies since 1982. Mr. LaTendresse is a member in the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants.

     Marguerite K. Downey joined the Company in December 1997 as Vice President, Chief Information Officer. Prior to joining the Company, Ms. Downey served as the Vice President of Technology for Performark, Inc. from 1996 to 1997 and as the Vice President, Information Services for Fortis from 1988 to 1996. Ms. Downey also served in other information system positions at Fortis from 1972 to 1988.

     Daniel R. Haag joined the Company in June 1996 as the Director of Human Resources and became Vice President, Human Resources in August 1996. Prior to joining the Company, Mr. Haag served as the Director of Human Resources, Scholastic and Recognition Division for Jostens in 1994 and 1995 and served in numerous human resource positions with SPX Corporation from 1979 to 1994 including Director of Human Resource positions for SPX divisions from 1990 to 1994.

ITEM 2.   PROPERTIES
--------------------

The following is a summary of properties leased by the Company at December 31, 1997:


                                                           Area leased
Location and description                                 (in square feet)          Termination
------------------------                                 ----------------          -----------

 Bloomington, Minnesota;  Headquarters space                41,918                September 1999 (1)
 Brainerd, Minnesota;  Minnesota satellite office            4,274                October 2000
 Denver, Colorado;  Colorado office space                   19,779                February 2000
 St. Louis, Missouri;  Missouri office space                 9,591                September 2000
 Overland Park, Kansas; Missouri office space                3,604                November 2002
 Detroit, Michigan;  Michigan office space                  11,008                June 2002
 Boston, Massachusetts; Massachusetts office space          12,381                May 2002


(1) The Company amended its lease in February 1997 to increase the area leased in its Headquarters space by 6,013 square feet to 41,918 square feet. This amendment extends to March 2000 only for the new space leased.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     In the ordinary course of administering its workers' compensation management program, the Company is routinely involved in the adjudication of claims resulting from workplace injuries. The Company is not involved in any legal or administrative claims that it believes are likely to have a material adverse effect on the Company's operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     None.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

The Company's shares are publicly traded on The Nasdaq Stock Market under the symbol RTWI. The table below sets forth the range of high and low sales prices for the Company's stock for each quarter during the past two years. All amounts presented reflect the effect of a 3-for-2 stock split in the form of a 50 percent stock dividend to shareholders of record in 1996. On March 1, 1998, the Company had approximately 3,000 shareholders.


                                        First          Second         Third          Fourth
 Fiscal Year:                          Quarter        Quarter        Quarter        Quarter
 ------------                          -------        -------        -------        -------
 1997          High                     19 1/4         10 3/8          9 7/8          9 3/4
               Low                       7              7 3/8          6 7/8          5 1/4
 1996          High                     24 7/8         33 1/2         33             28 1/8
               Low                      16 1/3         23 2/3         23 3/4         14 3/4


The Company has never paid cash dividends on its common stock. The Company currently intends to retain any and all income for use in its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend on the financial condition and results of operations of the Company and such other factors deemed relevant by the Board of Directors. Under the Indenture dated December 1, 1994, under which the Company issued our $10.0 million in Senior Notes, the Company is prohibited from paying cash dividends unless it is able to maintain compliance with certain covenants after paying dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The consolidated statements of income data set forth below for each of the three years in the period ended December 31, 1997, and the consolidated balance sheet data at December 31, 1997 and 1996, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data set forth below for each of the two years in the period ended December 31, 1994, and the consolidated balance sheet data at December 31, 1995, 1994 and 1993, are derived from audited consolidated financial statements not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this Form 10-K.


                                             1993         1994         1995          1996          1997
                                           -------      -------      --------      --------      --------
                                                            (In thousands, except per share data)
Total revenues                             $ 7,828      $28,241      $ 49,433      $ 68,725      $ 88,263
Income from operations                       2,571        7,879        12,569        14,808         9,446
Net income                                   1,450        4,195         7,058         8,982         5,799
Basic income per share (1)                    0.18         0.49          0.67          0.76          0.49
Diluted income per share (1)                  0.18         0.49          0.64          0.74          0.48
Premiums in force at year end               29,000       39,900        51,700        69,500        78,400
Total assets                                28,224       56,765       101,124       123,731       141,986
Notes payable                                  933        9,993         8,891         6,739         4,875
Total shareholders' equity                   2,466        6,136        41,438        51,311        58,357


--------------------------------

(1) Adjusted to reflect a three-for-two stock split in May 1996 and a five-for-one stock split in 1995. For additional information relating to income per share, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

THE COMPANY - RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, "we", "our" and "us" will refer to these entities in this "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     We developed a proprietary management system, the RTW SOLUTION-Registered Trademark-, designed to lower employers' workers' compensation costs and return injured employees to work as soon as possible. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers' compensation management services solely to employers insured through our insurance subsidiary. We operated in Minnesota, Colorado, Missouri, Michigan, Massachusetts, Illinois and Wisconsin during 1997.

OPERATING RESULTS - The following table provides an overview of our key operating results (000's):


                                            YEAR ENDED DECEMBER 31,
                                        1997         1996          1995
                                       -------      -------      --------
Premiums in force at year-end          $78,400      $69,500      $51,700
Total revenues                          88,263       68,725       49,433
Net income                               5,799        8,982        7,058


     We continued our focus on growth in 1997 resulting in a 12.8% growth in premiums in force. This focus, combined with increased earnings on our investment portfolio, resulted in record revenues of $88.3 million in 1997, a 28.4% growth over 1996. Several years of price declines and increased competition resulted in a decrease in net income from 1996. Factors affecting our 1997 results include:

  - Continued price declines due to legislative benefit changes and increased competition in our markets;
  -    Increased final audit premiums;
  -    Declining average cost per claim;
  -    Increased agent commissions as a percent of premiums earned;
  - Increased operating costs resulting from opening the Michigan office in late 1996 and the Massachusetts office in the second quarter of 1997; and
  - Decreased effective income tax rates resulting from the decrease in net income.

TOTAL REVENUES: Our total revenues include premiums earned and investment income.

  PREMIUMS EARNED - Premiums on workers' compensation insurance policies are our largest source of revenue. Premiums earned are the gross premiums earned by us on in force workers' compensation policies, net of the effects of ceded premiums under reinsurance agreements.

     Reinsurance agreements allow us to share certain risks with other insurance companies. The primary purpose of ceded reinsurance is to protect us from potential losses in excess of the level we are willing to accept. Our primary ceded reinsurance is excess of loss coverage that limits our per incident exposure. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves. We are not aware of any developments with respect to any of our reinsurers that would prevent them from honoring any of their obligations to us.

  INVESTMENT INCOME - Our investment income includes earnings on our investment portfolio and realized capital gains and losses from sales of investments.

TOTAL EXPENSES: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.

  CLAIM AND CLAIM SETTLEMENT EXPENSES - Claim expenses refer to amounts that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the Consolidated Statements of Income.

  POLICY ACQUISITION COSTS - Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, offset by ceding commissions received from our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them. Ceding commissions represent adjustments based on actual claim and claim settlement expenses related to premiums ceded in prior years. Under reinsurance agreements, our ceding commission is adjusted to the extent that actual claim and claim settlement expenses vary from levels specified in the agreement.

  GENERAL AND ADMINISTRATIVE EXPENSES - Our general and administrative expenses include personnel costs, office rent, certain state administrative charges based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

  INTEREST EXPENSE - We incurred interest charges on our Senior Notes and our Series 1991A and 1991B Notes. The Series 1991A and 1991B Notes were paid in full in December 1996. The Senior Notes mature in series during the years 1995 through 1999.

  INCOME TAXES - We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization's operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition and payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.

  In the following pages, we take a look at the 1997, 1996 and 1995 results for these areas and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

The following table summarizes the components of our revenues and premiums in force (000's):


                                          YEAR ENDED DECEMBER 31,
                                      1997         1996         1995
                                    -------      -------      -------
Gross premiums earned               $81,385      $63,755      $47,507
Premiums ceded                         (342)        (697)      (2,099)
                                    -------      -------      -------
  Premiums earned                    81,043       63,058       45,408
Investment income                     7,220        5,667        4,025
                                    -------      -------      -------
     Total revenues                 $88,263      $68,725      $49,433
                                    -------      -------      -------
                                    -------      -------      -------

Premiums in force at year-end         1997         1996         1995
                                    -------      -------      -------
 Minnesota                          $44,400      $52,400      $47,700
 Colorado                            12,900       12,000        4,000
 Missouri                            12,700        4,700            -
 Michigan                             5,200          400            -
 Illinois                             1,600            -            -
 Massachusetts                        1,400            -            -
 Wisconsin                              200            -            -
                                    -------      -------      -------
     Total premiums in force        $78,400      $69,500      $51,700
                                    -------      -------      -------
                                    -------      -------      -------


GROSS PREMIUMS EARNED: The premium we charge a policyholder is a function of their payroll, industry and prior workers' compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis matching billing to the policyholder and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit employer payrolls for the policy period and adjust the estimated payroll to its actual value. The result is a "final audit" adjustment recorded to premiums earned when the adjustment becomes known.

  Our gross premiums earned in 1997 increased 27.6% to $81.4 million from $63.8 million in 1996. This increase resulted, in part, from the 12.8% increase in premiums in force to $78.4 million at December 31, 1997 from $69.5 million at December 31, 1996. Additionally, gross premiums earned increased as we recognized $7.5 million of final audit premiums in 1997 compared to $500,000 recognized in 1996.

  Gross premiums earned in 1996 increased 34.2% to $63.8 million from $47.5 million in 1995. This increase resulted from the 34.4% increase in premiums in force to $69.5 million at December 31, 1996 from $51.7 million at December 31, 1995. Additionally, final audit premiums decreased to $500,000 in 1996 from $1.2 million in 1995.

  Underlying these increases in gross premiums earned is another trend. The premium rate that we charge policyholders per payroll dollar has declined for several years. This is the result, in part, of the following:

  - Many state legislatures where we provide coverage have reduced benefits that injured employees are paid, resulting in lower loss costs of workers' compensation insurance and decreased corresponding premiums to the policyholder;

  - As the loss cost structure of workers' compensation has declined, more insurance companies have entered or re-entered the workers' compensation insurance market, resulting in increased competition; and

  - We continue to experience reduced pricing on renewal policies due, in part, to our success in lowering our policyholders' loss experience which then improves their claims history, lowering the premium that they have to pay for insurance. The improvement that we do for our customers also has the effect of making them more desirable to our competition, thus increasing price competition on these accounts.

PREMIUMS CEDED: We pay reinsurers, under excess of loss reinsurance policies, to limit our per incident exposure and record this cost as a reduction to gross premiums earned. We are required to purchase excess of loss coverage for Minnesota policies from the Minnesota Workers' Compensation Reinsurance Association (WCRA). Our selected retention levels in Minnesota were approximately $1.1 million in 1997, $1.0 million in 1996 and $450,000 in 1995. In other states, we have chosen to limit our per incident exposure to $500,000 and purchased this coverage from various reinsurers.

  Premiums ceded to reinsurers decreased 50.9% to a cost of $342,000 in 1997 from a cost of $697,000 in 1996. The decrease in premiums ceded resulted from
(i) reduced premium rates in 1997 from 1996 for our selected excess of loss reinsurance coverage levels in Minnesota, (ii) reduced premiums for excess of loss coverage in other states, and (iii) the recognition of a refund received from the WCRA of $358,000 in 1997.

  Premiums ceded to reinsurers decreased 66.8% to a cost of $697,000 in 1996 from a cost of $2.1 million in 1995. The decrease in premiums ceded to reinsurers resulted from (i) the increase to approximately $1.0 million in 1996 from $450,000 in 1995 in the Minnesota retention level under the WCRA excess of loss reinsurance coverage, (ii) reduced rates charged for excess of loss reinsurance in Minnesota during 1996, (iii) the recognition of a benefit of $251,000 in the second quarter of 1996 due to an over-estimate of ceded premiums at December 31, 1995, and (iv) the decrease in ceded premium cost in other states due to exceeding the minimum premium threshold.

1998 OUTLOOK: The 1998 outlook for gross premiums earned and premiums ceded include the following factors:

  - We expect continued growth in premiums in force in our non-Minnesota markets which will lead to growth in gross premiums earned;

  - We expect continued downward pressure on the amount we charge for our products and services; and

  - Premiums ceded will increase due to reducing our selected retention level in Minnesota from approximately $1.1 million to $280,000. This reduction will result in additional excess of loss policy cost.

INVESTMENT INCOME: We currently invest entirely in fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity but may sell before maturity in response to changes in interest rates, prepayment risk and funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high quality, fixed investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the "Investments" section of this Management's Discussion and Analysis.

  Investment income increased 27.4% to $7.2 million in 1997 from $5.7 million in 1996, due to increased funds available for investment and net capital gains totaling $399,000 realized on securities sold. Funds available for investment increased to $112.3 million at December 31, 1997 from $89.8 million at December 31, 1996, due to increased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums and the payment of claim and claim settlement expenses and (ii) net cash provided by investment income. Investment yields increased to 6.3% in 1997 from 6.2% in 1996 due to portfolio diversification during 1997. The investment yield realized in future periods will be affected by yields attained on new investments.

  Investment income increased 40.8% to $5.7 million in 1996 from $4.0 million in 1995, due to increased funds available for investment and increased yields on amounts invested. Funds available for investment increased to $89.8 million at December 31, 1996 from $68.5 million at December 31, 1995, due to increased net cash provided by operating activities, resulting primarily from
(i) the difference in timing between the receipt of premiums and the payment of claim and claim settlement expenses and (ii) net cash provided by investment income. Investment yields increased to 6.2% in 1996 from 6.1% in 1995 due to higher interest rates on U.S. government securities purchased in 1996 from rates on U.S. government securities purchased in prior years.

1998 OUTLOOK: In December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk. The held-to-maturity portfolio had a net unrealized gain of approximately $900,000 at December 31, 1997 while the total portfolio net unrealized gain at December 31, 1997 was $1.4 million. Barring significant changes in interest rates or operational cash flows, we expect that the 1998 after-tax yield from our investment portfolio will be affected by the following:

  - Increased funds will become available for investment due to increased net cash provided by operating and investment activities;

  - Realized gains may increase as we diversify the previously classified held-to-maturity securities from U.S. government securities to other fixed maturity securities; and

  - We will broaden our investment portfolio in 1998 to include fixed maturity tax-exempt securities to increase after-tax yields. Fixed maturity tax-exempt securities may have the effect of reducing investment income recognized but are expected to contribute more to after-tax net income as a result of the treatment they receive for federal tax purposes.

CLAIM AND CLAIM SETTLEMENT EXPENSES: Claim and claim settlement expenses are our largest expense and result in our largest liability. We establish reserves that reflect our estimates of the total claim and claim settlement expenses we will ultimately have to pay under our workers' compensation insurance policies. These include claims that have been reported but not settled and claims that have been incurred but not yet reported to us. For further discussion of reserve determination, see the "Unpaid Claim and Claim Settlement Expenses" section of this Management's Discussion and Analysis.

  Claim and claim settlement expenses increased to $55.5 million in 1997 from $39.1 million in 1996. As a percent of premiums earned, claim and claim settlement expenses increased to 68.5% in 1997 from 62.0% in 1996. These changes are due to the following:

  - Premiums earned increased to $81.0 million in 1997 from $63.1 million in 1996 resulting in increased claim and claim settlement expenses as we provided coverage for more employers;

  - During 1997, we reduced our estimate of the pre-1997 liability for unpaid claim and claim settlement expenses by $3.1 million as a result of favorable claims experience for those periods. This reduction was $5.0 million less than the reduction that we recorded in 1996. At
       December 31, 1997, we had gross reserves for unpaid claim and claim settlement expenses of $61.1 million including $36.7 million for 1997 claims and $24.4 million for claims relating to years prior to 1997;

  - Reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, have resulted in an increase in claim and claim settlement expenses as a percentage of premiums earned; and

  - Average claim cost continued to decrease in 1997 due to realized operating efficiencies and effectiveness and legislative changes in benefits to claimants. These decreases did not keep pace, however, with decreases in pricing.

  Claim and claim settlement expenses increased to $39.1 million in 1996 from $28.1 million in 1995. As a percent of premiums earned, claim and claim settlement expenses increased to 62.0% in 1996 from 61.8% in 1995. These changes are due to the following:

  - Premiums earned increased to $63.1 million in 1996 from $45.4 million in 1995 resulting in increased claim and claim settlement expenses as we provided coverage for more employers;

  - Operating results for 1996 claim and claim settlement expenses in Colorado were higher than expected;

  - During the fourth quarter of 1996, we experienced the four largest claims in our history, incurring approximately $2.0 million of expense. Three of these occurred in Minnesota and one occurred in Missouri;

  - Average claim cost decreased in 1996 from 1995 due to realized operating efficiencies and effectiveness and legislative changes in benefits to claimants; and

  - During 1996, we reduced our estimate of the pre-1996 liability for unpaid claim and claim settlement expenses by $8.1 million as a result of favorable claims experience for those periods. This reduction was $6.6 million greater than the reduction that we recorded in 1995.

1998 OUTLOOK: We expect that claim and claim settlement expenses will be affected by the following factors:

  - Average claim costs are expected to have downward pressure in 1998 as a result of increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our propriety computer systems. We also expect that legislative changes in estimated loss costs will create further downward pressure on average claim costs;

  - Inflation will put pressure on the medical and indemnity components of claim and claim settlement expenses; and

  - Continued application of our claims management technology and methods to all open claims at December 31, 1997 will benefit future periods. The magnitude of that benefit cannot be quantified at this time.

  The ultimate result of the above factors, combined with the change in premium rates, on 1998 claim and claim settlement expenses as a percent of premiums earned is unknown at this time.

POLICY ACQUISITION COSTS. The following table summarizes policy acquisition costs (000's):


                                                      YEAR ENDED DECEMBER 31,
                                                1997            1996           1995
                                               -------       --------       --------
Commission expense                             $ 6,369       $  4,670       $  2,443
Premium tax expense                              1,651          1,312            955
Other policy acquisition costs                   3,637          2,216          1,024
                                               -------       --------       --------
   Direct policy acquisition costs              11,657          8,198          4,422

Ceding commissions resulting from unpaid
 claim and claim settlement liability
 adjustments from 1992 to 1994                       1        (1,871)        (1,733)
                                               -------       --------       --------
   Policy acquisition costs                    $11,658       $  6,327       $  2,689
                                               -------       --------       --------
                                               -------       --------       --------


Policy acquisition costs increased to $11.7 million in 1997 from $6.3 million in 1996 and $2.7 million in 1995. As a percent of gross premiums earned, policy acquisition costs increased to 14.3% in 1997 from 9.9% in 1996 and 5.7% in 1995. These increases reflect the following:

- Commission expense increased to 7.8% of gross premiums earned in 1997 from 7.3% in 1996 and 5.1% in 1995. The increased commission percent is the result of marketing programs we initiated during 1995 and the first quarter of 1996, including volume based incentive programs and higher commissions for new business, that increased commission rates to agents resulting in increased average commissions and increased commission expense. Additionally, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates have continued into current policy periods and will have a greater impact on the commission expense percent as the non-Minnesota states continue to grow relative to Minnesota. In all of our markets, we believe the commission rates we pay are marketplace competitive;

- Premium tax expense remained consistent at 2.0% of gross premiums earned in 1997 compared to 2.1% in 1996 and 2.0% in 1995. Premium tax expense was slightly higher in 1996 due to higher premium tax rates paid for premiums earned in Colorado. The rates in Colorado decreased from 2.25% in 1996 to 2.15% in 1997 and will be 2.10% in 1998;

- Other policy acquisition costs increased to 4.5% of gross premiums earned in 1997 from 3.5% in 1996 and 2.2% in 1995, due to increased focus on marketing programs as we expanded into new states and continued to grow in our more established markets and increased personnel costs necessary for the growth in premiums in force; and

- Total ceding commissions decreased to a cost of $1,000 from benefits of $1.9 million in 1996 and $1.7 million in 1995. We recognized adjustments to our claims experience for accident years 1992 through 1994 resulting in the 1996 and 1995 benefits realized.

1998 OUTLOOK: We expect that policy acquisition costs as a percent of gross premiums earned will stabilize or remain relatively constant as a percent of gross premiums earned during 1998 due to the following:

- We expect commission expense as a percent of gross premiums earned to increase during 1998 as the non-Minnesota states continue to grow in size relative to Minnesota;

- We expect premium tax expense as a percent of gross premiums earned in 1998 to remain consistent with 1997; and

- We expect that other policy acquisition costs will decrease as a result of increases in operating efficiency and effectiveness in 1998 realized through enhancements to our internal processes and procedures, including changes to our propriety computer systems. We also expect that these costs will decrease as a percent of gross premiums earned as we increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased to $11.6 million in 1997 from $8.5 million in 1996 and $6.1 million in 1995. As a percent of gross premiums earned, general and administrative expenses increased to 14.3% in 1997 from 13.3% in 1996 and 12.9% in 1995. These increases reflect:

  - expenses incurred for expansion in Michigan and Massachusetts in 1997, Missouri in 1996 and Colorado in 1995, not offset by revenues from premiums in force in those states;

  - additional personnel costs for new employees resulting from the growth in in force premium;

  -    higher compensation for existing employees; and

  - increased fees for professional services, primarily legal and consulting services.

1998 OUTLOOK: We expect that general and administrative expenses will be affected by the following:

  - We expect to aggressively manage general and administrative expenses, specifically legal and consulting expenses to decrease relative costs during 1998;

  - We have no plans to open new state offices in 1998 and expect growth in premiums in force in Michigan and Massachusetts will result in additional revenues to cover the fixed costs in those states;

  - We expect to increase operational efficiency during 1998 through enhancements to our internal processes and procedures, including changes to our internal propriety computer systems; and

  -    We will limit our salary increases.

INTEREST EXPENSE: We paid interest at rates ranging from 9.00% to 9.50% on the outstanding balance on our Senior Notes during 1997.

  Interest expense decreased to $777,000 in 1997 from $1.1 million in 1996 and $1.3 million in 1995 due to principal payments on the Senior Notes in December 1997, 1996 and 1995 and payments on the Series 1991A and 1991B Notes in December 1996 and 1995. The Series 1991A and 1991B Notes were paid in full in 1996.

1998 OUTLOOK: Interest expense on the Senior Notes is expected to decrease from $777,000 in 1997 to $546,000 in 1998 as a result of principal payments of $2.0 million made in December 1997.

INCOME TAXES: The provision for income taxes was $2.9 million in 1997, $4.7 million in 1996 and $4.2 million in 1995. As a percent of income before income taxes, the provision for income taxes decreased to 33.1% in 1997 from 34.5% in 1996 and 37.5% in 1995. The decrease in 1997 is the result of decreased taxable net income from the service organization (RTW) in 1997 which is subject to both federal and state income taxes and decreases in the profitability of ACIC which paid state income taxes in 1995 in addition to premium taxes.

1998 OUTLOOK: We expect that the provision for income taxes will continue to decrease as a percent of income before taxes during 1998 as we include non-taxable municipal fixed investments in our investment portfolio. The ultimate decrease is unknown at this time.

INVESTMENTS

Our portfolio consisted entirely of taxable fixed maturity securities at December 31, 1997 and included U.S. government securities (60.8%), corporate securities (20.0%), mortgage-backed securities (12.9%) and asset-backed securities (6.3%). After several years of purchasing solely U.S. government securities, we engaged an investment manager in the second quarter of 1997 to diversify our portfolio to other fixed maturity investments and maximize our after-tax investment income without taking inappropriate credit risk. We manage our fixed maturity portfolio conservatively, investing exclusively in investment grade (BBB or better rating from Standard and Poor's) securities. In 1998, we expect to further diversify our portfolio to investment grade tax-exempt securities. We do not invest in derivative securities. Additionally, in December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities with a historical cost, net of amortization, of $53.8 million and a fair value of $54.7 million, to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk.

  Funds provided by our operating cash flows and investment cash flows are the source of growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses and other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio grew 25.0% or $22.5 million to $112.3 million at December 31, 1997 from $89.8 million at December 31, 1996 as a result of these factors. During 1997, we invested solely in available-for-sale securities and intend to continue this investment strategy for the foreseeable future.

  We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders' equity net of taxes. Because value is based on the relationship between the portfolio's stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of the increased holdings in securities classified as available-for-sale, and thus carried at fair value, we expect to encounter larger adjustments in shareholders' equity as market interest rates and other factors change.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our "unpaid claim and claim settlement expenses" represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred in 1997 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a "case" basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

  We believe our reserves for unpaid claim and claim settlement expenses are adequate to cover the ultimate costs of claim and claim settlement expenses. The ultimate cost of claim and claim settlement expenses may differ from the established reserves, particularly when claims may not be settled for many years. Reserves for unpaid claim and claim settlement expenses and assumptions used in their development are continually reviewed. We record adjustments to prior estimates of unpaid claim and claim settlement expenses to operations in the year in which the adjustments are made. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

  The following two tables reconcile the beginning and ending insurance reserves, displayed individually for each of the last three years.

  The following table sets forth reserves on a gross (before reinsurance) basis (000's):


                                                                YEAR ENDED DECEMBER 31,
                                                           1997           1996          1995
                                                          -------       --------      -------
GROSS RESERVES FOR CLAIM AND CLAIM SETTLEMENT EXPENSES:
Gross reserves for claim and claim settlement expenses,
  beginning of year                                       $49,256       $ 37,138      $28,165
Provision increases (decreases) for claim and claim
  settlement expenses:
    Current year                                           60,265         49,440       30,137
    Prior years                                            (4,394)       (11,051)      (4,701)
                                                          -------       --------      -------
      Total provision                                      55,871         38,389       25,436
Payments for claim and claim settlement expenses:
    Current year                                           23,529         16,239        8,860
    Prior years                                            20,529         10,032        7,603
                                                          -------       --------      -------
      Total payments                                       44,058         26,271       16,463
                                                          -------       --------      -------
Gross reserves for claim and claim settlement expenses,
    end of year                                           $61,069       $ 49,256      $37,138
                                                          -------       --------      -------
                                                          -------       --------      -------


The following table sets forth reserves on a net (after reinsurance) basis (000's):


                                                                 YEAR ENDED DECEMBER 31,
                                                            1997           1996          1995
                                                          -------        -------        -------
NET RESERVES FOR CLAIM AND CLAIM SETTLEMENT EXPENSES:
Net reserves for claim and claim settlement expenses,
  beginning of year                                       $43,073        $28,826        $14,263
Provision increases (decreases) for claim and claim
  settlement expenses:
    Current year                                           58,675         47,155         29,536
    Prior years                                            (3,085)        (8,075)        (1,474)
                                                          -------        -------        -------
      Total provision                                      55,590         39,080         28,062
Payments for claim and claim settlement expenses:
    Current year                                           23,529         16,238          8,860
    Prior years                                            19,439          8,595          4,639
                                                          -------        -------        -------
      Total payments                                       42,968         24,833         13,499
                                                          -------        -------        -------
Net reserves for claim and claim settlement expenses,
    end of year                                           $55,695        $43,073        $28,826
                                                          -------        -------        -------
                                                          -------        -------        -------


  As determined under Generally Accepted Accounting Principles (GAAP), the 1997 year-end reserves of $61.1 million for claim and claim settlement expenses were $5.4 million more than the reserves of $55.7 million recorded on the basis of statutory accounting principles for reports provided to state regulatory authorities. The difference is the reinsurance recoverable from third-party reinsurance carriers totaling $5.4 million that reduces reserves for statutory reporting and is recorded as an asset, reinsurance recoverables, for GAAP reporting.

  The following loss reserve development table sets forth the change, over time, of reserves established for claim and claim settlement expenses at the end of the last six years. The following loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000's):


 DECEMBER 31,
                                               1997         1996         1995         1994         1993          1992
                                              -------      -------      -------      -------      -------       ------
LOSS RESERVE DEVELOPMENT:
Gross reserves for unpaid claim and claim
  settlement expenses                         $61,069      $49,256      $37,138      $28,165      $13,279       $2,688
Deduct reinsurance recoveries                   5,374        6,183        8,312       13,902        9,593        1,886
                                              -------      -------      -------      -------      -------       ------
Net reserves for unpaid claim and
    claim settlement expenses                 $55,695      $43,073      $28,826      $14,263      $ 3,686       $  802
                                              -------      -------      -------      -------      -------       ------
                                              -------      -------      -------      -------      -------       ------
Paid (cumulative) as of:
    One year later                                         $19,439      $ 8,595      $ 4,639      $ 1,436       $  583
    Two years later                                                      12,894        6,476        2,150          678
    Three years later                                                                  7,863        2,348          815
    Four years later                                                                                2,654          856
    Five years later                                                                                               925
Reserves re-estimated as of:
    End of year                               $55,695      $43,073      $28,826      $14,263      $ 3,686       $  802
    One year later                                          39,988       20,751       12,789        3,784        1,075
    Two years later                                                      18,469        9,318        3,416        1,008
    Three years later                                                                  8,984        2,782          950
    Four years later                                                                                2,861          912
    Five years later                                                                                               949
Initial reserves in excess of (less than) re-estimated reserves
    Amount                                                 $ 3,085      $10,357      $ 5,279      $   825       $ (147)
    Percent                                                    7.2%        35.9%        37.0%        22.4%       (18.3%)

                                   19

  The following table is derived from the loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same six-year period ended December 31, 1997. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimates for the indicated accident year (000's).


                                                                                             CUMULATIVE
                                                                                            RE-ESTIMATES
                                                                                              FOR EACH
                                                         CALENDAR YEAR                        ACCIDENT
                                      1997        1996      1995        1994       1993         YEAR
                                    ------      ------     ------      -----      -----      -------
EFFECT OF RESERVE RE-ESTIMATES ON
   CALENDAR YEAR OPERATIONS:
       Accident Years:
           1992                     $   (37)    $    38    $    58     $   67      $ (273)    $   (147)
           1993                         (42)        596        310       (165)                     699
           1994                         413       2,837      1,106                               4,356
           1995                       1,948       4,604                                          6,552
           1996                         803                                                        803
                                     ------      ------     ------      -----       -----      -------
           Total                    $ 3,085     $ 8,075    $ 1,474     $  (98)     $ (273)    $ 12,263
                                     ------      ------     ------      -----       -----      -------
                                     ------      ------     ------      -----       -----      -------


LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the short and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

  Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments, as well as longer-term investments that have appreciated in value. Our primary cash requirements consist of payments for (i) claim and claim settlement expenses, (ii) policy acquisition costs, (iii) general and administrative expenses, (iv) capital expenditures, (v) income taxes, and (vi) debt service or principal repayment on our outstanding Senior Notes. We generate positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Cash generated is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist primarily of U. S. government securities acquired under repurchase agreements with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests in short-term government securities.

  Cash provided by operating activities in 1997 was $20.4 million. This is primarily a result of our net income of $5.8 million, an increase of $11.8 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, and an decrease of $2.6 million in amounts due from reinsurers. Net cash used in investing activities was $23.3 million, primarily the result of purchases of $62.4 million of available-for-sale investments, $2.4 million in purchases of furniture and equipment offset by proceeds from sales of available-for-sale investments of $39.1 million and maturities of $2.5 million of held-to-maturity investments. Net cash used in financing activities was $1.7 million, primarily due to payments totaling $2.0 million on outstanding Senior Notes in December 1997.

  Our need for additional capital is primarily the result of regulations which require certain ratios of capital to premiums written. As we grew, additional capital was required to support the higher premium levels. As a result, we raised approximately $27.0 million in April 1995 through an initial public offering and contributed $18.0 million in 1995 to our insurance subsidiary. In the future, we expect that our need for additional capital will be primarily related to the growth of our insurance subsidiary and the need to maintain appropriate capital to premium ratios as defined by state regulatory bodies. As an alternative to raising additional capital, we believe we could secure quota-share or other reinsurance which would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements.

  State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC's statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 1998, without regulatory approval, is approximately $4.5 million. (See Note 9 of Notes to Consolidated Financial Statements.) ACIC may be subject to more restrictive limitations on dividends as we enter additional states. ACIC has never paid a dividend to us and, for the foreseeable future, we intend to retain capital in the insurance subsidiary to enable us to expand our operations.

    We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, principal repayments and debt service on our outstanding Senior Notes, including principal repayments of $2.5 million due in December 1998, and capital expenditures for the next 12 months.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. SFAS 130 and SFAS 131 are effective for years beginning after December 15, 1997. We do not expect these standards to have an impact on our Consolidated Financial Statements

IMPACT OF THE YEAR 2000 ON COMPUTER APPLICATIONS

The year 2000 is a critical year for computer applications. Many computer programs were historically written using two digits rather than four to define the appropriate year. As a result, many computer programs that have date sensitive fields may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other critical business activities.

     Our insurance subsidiary operations began in 1992. Since 1992, we have developed our own internal computer systems to manage our claims and related claim settlement expenses and administer our policy information. These computer systems are year 2000 compliant. Additionally, during 1998 we will implement third party provided general ledger and accounts payable software and develop internally a billing and cash receipt system which will be year 2000 compliant. These system replacements and software development are occurring as a part our ongoing operations and are not specifically occurring as a result of the year 2000 issue. We anticipate that our computer hardware and software systems will be fully year 2000 compliant in 1998 and we are taking steps to ensure that our significant vendors are compliant during 1999.

     The cost of any hardware and software changes required to comply with the year 2000, other than those contemplated as routine upgrades in our operations, are not expected to have a material adverse effect on our results of operations.

NAIC RISK-BASED CAPITAL STANDARDS

The National Association of Insurance Commissioners ("NAIC") has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital is substantially in excess of authorized control level risk-based capital.

REGULATION

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 1997, our insurance subsidiary was licensed to do business in Minnesota,

Colorado, Missouri, Michigan, Massachusetts, Pennsylvania, Illinois, Kansas, Connecticut, South Dakota, Tennessee and Wisconsin. We received Indiana, Iowa, Rhode Island and Maryland licenses so far in 1998.

     The NAIC is in the process of codifying statutory accounting principles. The ultimate completion date is expected in 1999 and impact of this project on current statutory policies and practices is unknown.

FORWARD LOOKING STATEMENTS

Information included in this annual report which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition from traditional workers' compensation insurance carriers, (ii) our ability to manage both our existing claims and our new claims in an effective manner, (iii) our ability to further penetrate our existing markets, (iv) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation, (v) our ability to retain our existing customers at favorable beneficial premium rates when their policies renew, and (vi) our ability to expand into new states and attract customers in those states, and (vii) our ability to successfully introduce new products and services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                        Page

    Independent Auditors' Report                                             23
    Consolidated Balance Sheets - December 31, 1997 and 1996                 24
    Consolidated Statements of Income - Years Ended December 31, 1997,
    1996 and 1995                                                            25
    Consolidated Statements of Shareholders' Equity - Years Ended
    December 31, 1997, 1996 and 1995                                         26
    Consolidated Statements of Cash Flows - Years Ended December 31,
    1997, 1996 and 1995                                                      27
    Notes to Consolidated Financial Statements - Years Ended December 31,
    1997, 1996 and 1995                                                      28

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

     We have audited the accompanying consolidated balance sheets of RTW, Inc. and subsidiary (the Company) as of December 31, 1997 and 1996 and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
January 23, 1998

                                   RTW, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 1997        1996
                                                                              ----------  ----------
                                          ASSETS
Investments:
  Available-for-sale, at fair value, amortized cost of $110,880 and $35,854   $  112,294  $   35,872
  Held-to-maturity, at amortized cost, fair value of $54,396 in 1996                 -        53,977
                                                                              ----------  ----------
      Total investments                                                          112,294      89,849
Cash and cash equivalents                                                          5,798      10,410
Accrued investment income                                                          1,836       1,724
Premiums receivable, less allowance of $182 and $105                               5,763       4,476
Reinsurance recoverables                                                           5,374       6,183
Reinsurance receivables                                                              743       2,555
Deferred policy acquisition costs                                                  1,559       1,624
Furniture and equipment, net                                                       4,927       3,423
Other assets                                                                       3,692       3,487
                                                                              ----------  ----------
    Total assets                                                              $  141,986  $  123,731
                                                                              ----------  ----------
                                                                              ----------  ----------

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                    $   61,069  $   49,256
Unearned premiums                                                                 13,580      13,308
Accrued expenses and other liabilities                                             4,105       3,117
Notes payable                                                                      4,875       6,739
                                                                              ----------  ----------
    Total liabilities                                                             83,629      72,420

Shareholders' equity:
  Common stock, no par value; authorized 25,000,000 shares;
      issued and outstanding 11,841,000 and 11,808,000 shares                     28,976      28,610
  Retained earnings                                                               28,489      22,690
  Unrealized gain on available-for-sale investments, net of tax                      892          11
                                                                              ----------  ----------
    Total shareholders' equity                                                    58,357      51,311
                                                                              ----------  ----------
    Total liabilities and shareholders' equity                                $  141,986  $  123,731
                                                                              ----------  ----------
                                                                              ----------  ----------



See notes to consolidated financial statements.

                                   RTW, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           1997           1996           1995
                                                        ---------      ---------      ---------
Revenues:
   Premiums earned                                      $  81,043      $  63,058      $  45,408
   Investment income                                        7,220          5,667          4,025
                                                        ---------      ---------      ---------
       Total revenues                                      88,263         68,725         49,433

Expenses:
   Claim and claim settlement expenses                     55,543         39,080         28,062
   Policy acquisition costs                                11,658          6,327          2,689
   General and administrative expenses                     11,616          8,510          6,113
                                                        ---------      ---------      ---------
       Total expenses                                      78,817         53,917         36,864
                                                        ---------      ---------      ---------
           Income from operations                           9,446         14,808         12,569

   Interest expense                                           777          1,086          1,285
                                                        ---------      ---------      ---------
           Income before income taxes                       8,669         13,722         11,284

   Provision for income taxes                               2,870          4,740          4,226
                                                        ---------      ---------      ---------
Net income                                               $  5,799       $  8,982       $  7,058
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

Income per share:
   Basic income per share                                 $  0.49        $  0.76        $  0.67
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------
   Diluted income per share                               $  0.48        $  0.74        $  0.64
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

Weighted average shares outstanding:
   Basic shares outstanding                            11,833,000     11,774,000     10,607,000
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
   Diluted shares outstanding                          12,079,000     12,137,000     10,959,000
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------


See notes to consolidated financial statements.

                                   RTW, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                                                    UNREALIZED
                                                                                   APPRECIATION
                                                                                  (DEPRECIATION)
                                                                                  ON SECURITIES        TOTAL
                                                           COMMON       RETAINED    AVAILABLE-     SHAREHOLDERS'
                                                            STOCK       EARNINGS     FOR-SALE         EQUITY
                                                         --------       --------   ------------   ------------
Balance at January 1, 1995                               $    199       $  5,951   $        (14)  $      6,136
   Net income                                                 -            7,058            -            7,058
   Net proceeds from initial public offering               27,039            -              -           27,039
   Reclassification of ESOP liability                         322            699            -            1,021
   Change in unrealized gains on available-
      for-sale investments, net of taxes
      of $70                                                  -              -              138            138
   Qualified stock options and warrants
       exercised                                               48            -              -               48
   Retirement of common stock                                  (2)           -              -               (2)
                                                         --------       --------   ------------   ------------

Balance at December 31, 1995                               27,606         13,708            124         41,438

   Net income                                                 -            8,982            -            8,982
   Change in unrealized gains on available-
      for-sale investments, net of a tax
      benefit of $63                                          -              -             (113)          (113)
   Non-qualified stock options exercised,
      including tax benefit of $510                           608            -              -              608
   Qualified stock options and warrants
      exercised                                                32            -              -               32
   Issuance of shares to ESOP                                 236            -              -              236
   Issuance of shares under ESPP                              129            -              -              129
   Retirement of common stock                                 (1)            -              -               (1)
                                                         --------       --------   ------------   ------------

Balance at December 31, 1996                               28,610         22,690             11         51,311

   Net income                                                 -            5,799            -            5,799
   Change in unrealized gains on available-
      for-sale investments, net of taxes
      of $515                                                 -              -              881            881
   Qualified stock options exercised                            1            -              -                1
   Issuance of non-qualified options                           96            -              -               96
   Issuance of shares to ESOP                                 115            -              -              115
   Issuance of shares under ESPP                              154            -              -              154
                                                         --------       --------   ------------   ------------

Balance at December 31, 1997                             $ 28,976       $ 28,489   $        892   $     58,357
                                                         --------       --------   ------------   ------------
                                                         --------       --------   ------------   ------------


See notes to consolidated financial statements.

                                   RTW, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                                        1997           1996          1995
                                                                     ---------      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reconciliation of net income to net cash provided
   by operating activities:
       Net income                                                    $  5,799       $  8,982      $  7,058
       Adjustments to reconcile net income to net
       cash provided by operating activities:
           Gains on available-for-sale-investments                       (399)           -             -
           Depreciation and amortization                                1,237          1,071           933
           Deferred income taxes                                         (200)          (767)         (992)
           Changes in assets and liabilities:
               Amounts due from reinsurers                              2,621          1,143         5,131
               Unpaid claim and claim settlement expenses              11,813         12,118         8,973
               Unearned premiums, net of premiums receivable           (1,015)         2,129         1,669
               Other, net                                                 517         (1,540)       (1,847)
                                                                     --------       --------      --------
                   Net cash provided by operating activities           20,373         23,136        20,925

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of held-to-maturity investments                              -              -         (27,828)
   Maturities of held-to-maturity investments                           2,500          3,500           500
   Purchases of available-for-sale investments                        (62,403)       (25,273)       (8,176)
   Proceeds from sales of available-for-sale investments               39,095            -             -
   Purchases of furniture and equipment                                (2,447)        (2,047)       (1,265)
                                                                     --------       --------      --------
                   Net cash used in investing activities              (23,255)       (23,820)      (36,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                           (2,000)        (2,362)       (1,362)
   Proceeds from initial public offering                                  -              -          29,900
   Equity financing costs                                                 -              -          (2,861)
   Stock options and warrants exercised                                     1            130            48
   Issuance of common stock to ESOP                                       115            236           -
   Issuance of common stock under ESPP                                    154            129           -
   Retirement of common stock                                             -               (1)           (2)
                                                                     --------       --------      --------
                   Net cash provided by (used in)
                   financing activities                                (1,730)        (1,868)       25,723
                                                                     --------       --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (4,612)        (2,552)        9,879
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         10,410         12,962         3,083
                                                                     --------       --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  5,798       $ 10,410      $ 12,962
                                                                     --------       --------      --------
                                                                     --------       --------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                       $    664       $    898      $  1,042
                                                                     --------       --------      --------
                                                                     --------       --------      --------

      Income taxes                                                   $  3,536       $  6,338      $  5,285
                                                                     --------       --------      --------
                                                                     --------       --------      --------


See notes to consolidated financial statements.

                                   RTW, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - RTW, Inc. (RTW) provides workers' compensation insurance coverage to employers through its wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC). Collectively, "we", "our" and "us" will refer to these entities in these "Notes to Consolidated Financial Statements".

    We benefit from our ability to reduce workers' compensation costs and provide employers the ability to control their workers' compensation programs. We are domiciled in Minnesota and were licensed in Minnesota, Colorado, Missouri, Pennsylvania, Michigan, Massachusetts, Illinois, Kansas, Connecticut, Tennessee, South Dakota, and Wisconsin at December 31, 1997. We also received our license to write workers' compensation insurance coverage for companies covered under the Longshoreman's Act in 1997 and received Iowa, Indiana and Maryland licenses in January 1998. We wrote policies primarily in Minnesota, Colorado, Missouri, Illinois, Michigan, Massachusetts and Wisconsin during 1997.

    In April 1995, we raised $27,039,000 (net of underwriting discounts and other offering expenses totaling $2,861,000) through an initial public offering of 3,450,000 shares of common stock at $8.67 per share. We contributed $18,000,000 of the net proceeds of the offering to ACIC to expand operations to other states, as well as to support the increase of premium in Minnesota. We retained the remaining net proceeds for working capital and general corporate purposes in RTW, including, if appropriate, additional future contributions to ACIC.

    The following explain the accounting policies we use to arrive at some of the more significant amounts in our financial statements.

ACCOUNTING PRINCIPLES - We prepare our financial statements in accordance with general accepted accounting principles (GAAP). We follow the accounting standards established by the Financial Accounting Standards Board and the American Institute of Certified Public Accountants.

CONSOLIDATION - Our consolidated financial statements include RTW and ACIC. We eliminate all intercompany accounts and transactions in consolidation.

USE OF ESTIMATES - We make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date and the recorded amounts of revenues and expenses during the reporting period. Our most significant estimates are those relating to our unpaid claim and claim settlement expenses and accrual for premium adjustments. We continually review our estimates and assumptions and make adjustments as necessary, but actual results could vary significantly from what we envisioned when we made these estimates.

INVESTMENTS - We invest entirely in fixed maturity investments and classify our investments as available-for-sale or held-to-maturity in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". We do not classify any of our securities as trading securities.

AVAILABLE-FOR-SALE INVESTMENTS: We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, prepayment risk and funding sources or terms, or to address liquidity needs. Our available-for-sale investments are carried at fair value with unrealized gains or losses, net of deferred taxes, reported as a separate component of shareholders' equity.

HELD-TO-MATURITY INVESTMENTS: Our held-to-maturity investments in 1996 consisted solely of U.S. government securities and were carried at amortized cost. In December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities with a historical cost, net of amortization of $53.8 million and a fair value of $54.7 million, to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk.

REALIZED INVESTMENT GAINS AND LOSSES: We include realized investment gains and losses in the "Investment income" section of our Consolidated Statements of Income. Cost of investments sold is determined by the specific identification method.

    We continually monitor the difference between investment cost and fair value for each of our securities. If any security experienced a decline in value that is determined to be other than temporary, we would reduce the security's carrying value for the decline and record a realized loss in the Consolidated Statements of Income. No securities were reduced for declines in fair value in 1997 or 1996.

CASH AND CASH EQUIVALENTS - We generally consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DEFERRED POLICY ACQUISITION COSTS - The costs directly related to writing an insurance policy are referred to as policy acquisition costs and consist of commissions, state premium taxes and other direct underwriting expenses. Although these costs arise when we issue a policy, we defer certain costs, principally commissions and state premium taxes, and amortize these costs to expense as premium revenue is recognized.

    If deferred policy acquisition costs were to exceed the sum of unearned premiums and related anticipated investment income less expected claim and claim settlement expenses, we would immediately expense the excess costs.

DEPRECIATION - We depreciate furniture and equipment on a straight-line basis over the estimated useful lives of the assets (five to ten years). Accumulated depreciation in 1997 and 1996 was $2,309,000 and $1,366,000, respectively.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES - Claim expenses refer to amounts that we paid or expect to pay to claimants for events that have occurred.
The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recovered under reinsurance contracts, to "Claim and claim settlement expenses" in the Consolidated Statements of Income.

    Our "Unpaid claim and claim settlement expenses" represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred in 1997 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported. Our estimates consider such variables as past loss experience, current claim trends and prevailing social, economic and legal environments. We have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses due to commencing operations in 1992 and supplement our experience with external industry data, as adjusted, to reflect
anticipated differences between our results and the industry.   We reduce the
unpaid claim and claim settlement expenses for estimated amounts of subrogation.

    We believe our reserves for unpaid claim and claim settlement expenses are adequate to cover the ultimate costs of claim and claim settlement expenses. The ultimate cost of claim and claim settlement expenses may differ from the established reserves, particularly when claims may not be settled for many years. Reserves for unpaid claim and claim settlement expenses and assumptions used in their development are continually reviewed. We record adjustments to prior estimates of unpaid claim and claim settlement expenses to operations in the year in which the adjustments are made.

DEBT ISSUE COSTS - We report debt issue costs associated with the Senior Notes payable as a reduction in notes payable and amortize the cost over the term of the Senior Notes.

PREMIUMS EARNED - Premiums on workers' compensation insurance policies are our largest source of revenue. We record premiums written on an installment basis matching billing to the policyholder and earn premiums on a daily basis over the life of each insurance policy. Premiums earned includes an estimate for earned but unbilled audit premiums. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet.

NOTE 2 - INCOME PER SHARE

Effective December 1997, we adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of a basic income per share (IPS), which excludes dilution, and a diluted IPS, which reflects the potential dilution that could occur if actions taken in respect of dilutive securities resulted in the issuance of common stock. Dilutive securities consist of stock options and warrants. Basic IPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted IPS is computed by dividing net income by the weighted average number of common shares and dilutive securities outstanding for the period. Dilutive securities issued after April 1995 are considered outstanding from the date of grant after applying the treasury stock method for determining the dilutive effect. Dilutive securities issued prior to that date are considered outstanding for all periods after applying the treasury stock method for determining the dilutive effect.

The following is a reconciliation of the numerators and denominators of basic and diluted income per share:

                                                               1997            1996           1995
                                                           -----------     -----------    -----------
Net Income - basic and diluted income per share (000's)    $     5,799     $     8,982    $     7,058
                                                           -----------     -----------    -----------
                                                           -----------     -----------    -----------
Basic weighted average shares outstanding                   11,833,000      11,774,000     10,607,000

Effect of dilutive securities
    Warrants                                                       -             4,000         55,000
    Stock options                                              246,000         359,000        297,000
                                                           -----------     -----------    -----------
Diluted weighted average shares outstanding                 12,079,000      12,137,000     10,959,000
                                                           -----------     -----------    -----------
                                                           -----------     -----------    -----------
Basic income per share                                           $0.49           $0.76          $0.67
                                                           -----------     -----------    -----------
                                                           -----------     -----------    -----------
Diluted income per share                                         $0.48           $0.74          $0.64
                                                           -----------     -----------    -----------
                                                           -----------     -----------    -----------

    Options to purchase 105,250 shares of common stock at prices ranging from $9.00 to $28.75 were outstanding during 1997 but were not included in the computation of diluted IPS because the options' exercise price was greater than the average market price of the common shares. These options were still outstanding at the end of 1997. Additionally, in January 1998, we granted options to purchase 150,000 shares of common stock at $7.00 under the 1994 Stock Plan.

NOTE 3 - INVESTMENTS

VALUATION OF INVESTMENTS - The following tables present amortized cost, gross unrealized gains and losses, and estimated fair values of investments (000's):

                                                                            Gross         Gross         Estimated
                                                          Amortized      Unrealized     Unrealized         Fair
1997                                                         Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------     -----------
Available-for-sale securities:
   U.S. government securities                             $  66,916      $  1,345       $  (18)        $  68,243
   Corporate securities                                      22,582           355         (428)           22,509
   Asset-backed securities                                    6,997            44           -              7,041
   Mortgage-backed securities                                14,385           120           (4)           14,501
                                                          ---------      ----------     ----------     -----------
      Total investments                                   $ 110,880      $  1,864       $ (450)        $ 112,294
                                                          ---------      ----------     ----------     -----------
                                                          ---------      ----------     ----------     -----------

                                                                            Gross         Gross         Estimated
                                                          Amortized      Unrealized     Unrealized         Fair
1996                                                         Cost           Gains         Losses          Value
                                                          ---------      ----------     ----------     -----------
Available-for-sale securities:
   U.S. government securities                             $  35,854      $    128       $  (110)       $  35,872

Held-to-maturity securities
   U.S. government securities                                53,977           732          (313)          54,396
                                                          ---------      ----------     ----------     -----------
      Total investments                                   $  89,831      $    860       $  (423)       $  90,268
                                                          ---------      ----------     ----------     -----------
                                                          ---------      ----------     ----------     -----------


STATUTORY DEPOSITS - Included in investments are U.S. government securities on deposit with various regulatory authorities as required by law with a fair value of $2,828,000 and $2,073,000 in 1997 and 1996, respectively.

FIXED MATURITIES BY MATURITY DATE - The following table presents the amortized cost and fair value of investments by contractual maturity in 1997. Actual maturities may differ from those stated as a result of calls and prepayments (000's):

                                                                    ESTIMATED
                                                      AMORTIZED        FAIR
MATURING:                                                COST          VALUE
--------                                             ----------     ----------
One year or less                                      $  13,436      $  13,463
Over one year through five years                         52,552         53,536
Over five years through ten years                        28,007         28,285
Over ten years                                            2,500          2,509
Mortgage-backed securities with various maturities       14,385         14,501
                                                     ----------     ----------
         Total investments                           $  110,880     $  112,294
                                                     ----------     ----------
                                                     ----------     ----------


INVESTMENT INCOME -- Investment income includes income from the following sources (000's):


                                                             1997           1996           1995
                                                         --------       --------       --------
Held-to-maturity and available-for-sale investments      $  6,129       $  5,004       $  3,337
Short-term investments                                        692            663            591
Realized investment gains                                     479              -              -
Realized investment losses                                   (80)              -              -
Other                                                           -              -             97
                                                         --------       --------       --------
         Total investment income                         $  7,220       $  5,667       $  4,025
                                                         --------       --------       --------
                                                         --------       --------       --------

      There were no significant investment expenses associated with the above investment income in 1997 or 1996 and there were no sales of securities during 1996 or 1995.

NOTE 4 -- REINSURANCE

Our financial statements reflect the effects of ceded reinsurance transactions. The primary purpose of ceded reinsurance is to protect us from potential losses in excess of the level that we are willing to accept.

      We report reinsurance transactions on a "gross" basis on the balance sheet, resulting in reinsurance receivable amounts on unpaid claim and claim settlement expenses recorded as assets. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policy.

      We ceded Minnesota claims in excess of $1,080,000, $1,040,000 and $450,000 per occurrence during 1997, 1996 and 1995, respectively, to the Minnesota Workers' Compensation Reinsurance Association. Non-Minnesota state claims in excess of $500,000 were ceded to various reinsurers in 1997, 1996 and 1995.

      Reinsurance contracts do not relieve us from our obligations to policyholders. We expect reinsurers to which we have ceded reinsurance to honor their obligations. Failure of these reinsurers to honor their obligations could result in losses to us. We do not anticipate any such losses, and accordingly, no provision for amounts deemed uncollectible are included in our financial statements. We attempt to minimize our exposure to significant losses from reinsurer insolvency by monitoring the financial condition of our reinsurers. Reinsurance receivables associated with reinsurers are as follows (000's):

                                                                             1997          1996
                                                                            -------       -------
      Quota-share reinsurance for 1992 to 1994 through a single insurer     $   723       $  1,673
      Excess of loss reinsurance through various reinsurers                   4,651          4,510
                                                                            -------        --------
           Reinsurance receivable                                           $ 5,374       $  6,183
                                                                            -------        --------
                                                                            -------        --------

The effect of ceded reinsurance on premiums written, premiums earned and claim and claim settlement expenses are as follows (000's):


                                                          1997           1996           1995
                                                        ---------      ---------      --------
Premiums written:
   Direct                                               $  81,657      $  67,457      $  50,070
   Ceded                                                     (342)          (697)        (2,099)
                                                        ---------      ---------      ---------
      Net premiums written                              $  81,315      $  66,760      $  47,971
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------
Premiums earned:
   Direct                                               $  81,385      $  63,755      $  47,507
   Ceded                                                     (342)          (697)        (2,099)
                                                        ---------      ---------      ---------
      Net premiums earned                               $  81,043      $  63,058      $  45,408
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------
Claim and claim settlement expenses:
   Direct                                               $  55,825      $  38,389      $  25,436
   Ceded                                                     (282)           691          2,626
                                                        ---------      ---------      ---------
      Net claim and claim settlement expenses           $  55,543      $  39,080      $  28,062
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

Reinsurance receivables consist of the following at December 31 (000's):

                                                                           1997         1996
                                                                          ------       ------
   Reinsurance receivables from paid claim and claim settlement expenses  $   743       $    75

   Ceding commission receivable                                                -          2,480
                                                                          -------       ------
      Reinsurance receivables                                             $   743       $ 2,555
                                                                          -------      -------
                                                                          -------      -------

   Ceding commissions earned, which is based upon final settlement of claim and claim settlement expenses, will range between 10% and 48% during accident years 1994 and 1993 and 15% and 25% during accident year 1992. Ceding commissions earned of $1,871,000, and $1,733,000 for fiscal years 1996 and 1995, respectively, are reported as a reduction in policy acquisition costs in the Consolidated Statements of Income.

NOTE 5 - UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000's):

                                                          1997           1996            1995
                                                        ---------      ---------       --------
Balance at January 1                                    $  49,256      $  37,138      $  28,165
   Less reinsurance recoverables                            6,183          8,312         13,902
                                                        ---------      ---------       --------
Net balance at January 1                                   43,073         28,826         14,263

Incurred related to:
   Current year                                            58,675         47,155         29,536
   Prior years                                             (3,085)        (8,075)        (1,474)
                                                        ---------      ---------       --------
      Total incurred                                       55,590         39,080         28,062

Paid related to:
   Current year                                            23,529         16,238          8,860
   Prior years                                             19,439          8,595          4,639
                                                        ---------      ---------       --------
      Total paid                                           42,968         24,833         13,499
                                                        ---------      ---------       --------
Net balance at December 31                                 55,695         43,073         28,826
   Plus reinsurance recoverables                            5,374          6,183          8,312
                                                        ---------      ---------       --------
Balance at December 31                                  $  61,069      $  49,256      $  37,138
                                                        ---------      ---------       --------
                                                        ---------      ---------       --------

   Changes in estimates of unpaid claim and claim settlement expenses for prior years decreased the provision for claim and claim settlement expenses by $3,085,000, $8,075,000 and $1,474,000 in 1997, 1996 and 1995,
respectively. The incurred related to prior years in 1997, 1996 and 1995 reflects our ability to manage and close prior year claims more favorably than initially anticipated.

NOTE 6 - NOTES PAYABLE

Unsecured notes payable consist of the following (000's):

                                                            1997          1996
                                                          -------       -------
Senior Notes payable with principal maturities and
monthly interest due as follows:

Maturity                               Interest Rate
--------                               -------------
December 15, 1997                          9.00%                         $ 2,000
December 15, 1998                          9.25%          $  2,500         2,500
December 15, 1999                          9.50%             2,500         2,500
                                                          --------       -------
Notes payable -- Principal                                   5,000         7,000
Less: Unamortized debt issue cost                             (125)         (261)
                                                          --------       -------
Notes payable                                             $  4,875      $  6,739
                                                          --------       -------
                                                          --------       -------

   We may redeem some or all of the Senior Notes payable on any interest date at the principal amount of the redeemed notes plus accrued interest and a premium of 2% through December 15, 1998 and 1% thereafter.

SENIOR NOTES PAYABLE -- The Senior Notes payable contain various restrictive provisions which require that certain financial ratios, primarily debt coverage and net worth restrictions, be met before incurring additional indebtedness or paying dividends or other distributions to shareholders. At December 31, 1997, we were in compliance with these covenants.

   Based on borrowing rates currently available us for loans with similar terms and average maturities (prime at December 31, 1997 and 1996 was 8.50% and 8.25%, respectively), the fair value of notes payable was approximately $5,116,000 and $7,254,000 at December 31, 1997 and 1996, respectively.

NOTE 7 -- INCOME TAXES

We compute the provision for income taxes under the liability method. This means deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the carrying value of assets and liabilities for income tax purposes.

The provision for income taxes consists of the following (000's):

                                                           1997           1996           1995
                                                         --------       -------       ---------
Current:
   Federal                                               $  3,714       $  5,165       $  4,787
   State                                                     (129)           342            501
                                                         --------       --------       --------
      Total current tax expense                             3,585          5,507          5,288
Deferred:
   Federal                                                   (721)          (650)          (949)
   State                                                        6           (117)          (113)
                                                         --------       --------       --------
      Total deferred tax benefit                             (715)          (767)        (1,062)
                                                         --------       --------       --------
      Provision for income taxes                         $  2,870       $  4,740       $  4,226
                                                         --------       --------       --------
                                                         --------       --------       --------

Our provision for income taxes differs from the statutory rate of 35% of pretax income as follows (000's):

                                                           1997           1996           1995
                                                         --------       -------       ---------

Federal income tax expense at statutory rates             $ 3,034       $ 4,803        $  3,949
Increase (reduction) in income taxes resulting from:
   State income taxes, net of federal income tax benefit      (64)          126             310
   Other                                                     (100)         (189)            (33)
                                                         --------       -------       ---------
      Total                                              $  2,870       $ 4,740        $  4,226
                                                         --------       -------       ---------
                                                         --------       -------       ---------

   Differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years are called temporary differences. The tax effects of temporary differences that gave rise to net deferred tax asset balances, included within other assets, are as follows (000's):

                                                           1997           1996
                                                        --------       --------
Unpaid claim and claim settlement expenses              $  3,512       $  2,731
Unearned premiums                                          1,002          1,001
Other                                                        202            124
                                                        --------       --------
   Deferred tax assets                                     4,716          3,856

Deferred policy acquisition costs                           (575           (611)
Unrealized gain on securities                               (522)            (7)
Depreciation                                                (447)          (266)
                                                        --------       --------
   Deferred tax liabilities                               (1,544)          (884)
                                                        --------       --------
   Net deferred tax assets                              $  3,172       $  2,972
                                                        --------       --------
                                                        --------       --------

   No valuation allowance was provided against the deferred tax assets recorded in 1997 or 1996, as we expect to generate sufficient taxable income in the future to offset reversing temporary differences.

   Income taxes receivable at December 31, 1997 and 1996 were approximately $1,011,000 and $1,059,000, respectively.

NOTE 8 -- EMPLOYEE BENEFITS AND PLANS

STOCK BASED COMPENSATION -- We account for our stock-based compensation plans, the RTW, Inc. 1995 Employee Stock Purchase Plan and Trust (ESPP) and the 1994 Stock Plan, using Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees," and related Interpretations. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

1995 EMPLOYEE STOCK PURCHASE PLAN -- The ESPP provides employees the opportunity to purchase shares of our stock at option prices as set forth in the plan. We reserved 75,000 shares for distribution under the plan. The ESPP terminates in ten years and will be carried out in phases, each consisting of one year or a period of time approved by the board of directors. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase completed through 1997:

                                                     SHARES         PURCHASE
                                                   PURCHASED          PRICE
                                                   ---------        --------
Phase:
   Beginning April 1995, expiring April 1996         14,891            $8.67
   Beginning April 1996, expiring April 1997         20,092            $7.65

The third one year phase began in April 1997 and expires in April 1998.

Our liability for employee contributions withheld at December 31, 1997 and 1996 for the purchase of shares in April 1998 and April 1997 under the ESPP were approximately $202,000 and $154,000, respectively.

1994 STOCK PLAN -- The 1994 Stock Plan provides for awards of incentive and non-qualified stock options. In January 1997 the shares reserved for distribution under the plan were increased to 1,500,000. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the board of directors or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant.

Options granted, exercised, canceled and outstanding under the 1994 Stock Plan are as follows:



                                                                 QUALIFIED                      NON-QUALIFIED
                                                          -------------------------       -------------------------
                                                                            WEIGHTED                      WEIGHTED
                                                                             AVERAGE                       AVERAGE
                                                          OPTION            EXERCISE       OPTION          EXERCISE
                                                          SHARES             PRICE         SHARES            PRICE
                                                         --------           ---------     -------         --------
Balance, January 1, 1995:                                  75,000             $2.67         3,750            $2.67

   Granted                                                 85,875              9.49           -                -
   Exercised                                                 (300)             8.67           -                -
                                                         --------           ---------     -------         --------
Balance, December 31, 1995:                               160,575              8.06         3,750             2.67

   Granted                                                 60,000             21.13           -                -
   Exercised                                               (2,400)             8.67           -                -
   Canceled                                                  (300)             8.67           -                -
                                                         --------           ---------     -------         --------
Balance, December 31, 1996                                217,875              8.34         3,750             2.67

   Granted                                                112,500             10.68       510,000             6.93
   Exercised                                                 (150)             8.67           -                -
   Canceled                                               (10,975)            18.10           -                -
                                                         --------           ---------     -------         --------
Balance, December 31, 1997                                319,250            $10.21       513,750            $6.90
                                                         --------           ---------     -------         --------
                                                         --------           ---------     -------         --------


   Each of the qualified options expire ten years from the date of grant, subject to continued employment with us. Each of the non-qualified options expire ten years from the date of grant. Certain of the options are subject to vesting provisions which restrict exercise of the option.

The following table summarizes the options outstanding and exercisable in 1997:


                                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                                   -----------------------------------------      -----------------------
                                                                      WEIGHTED  AVERAGE                         WEIGHTED
                                                   NUMBER         --------------------------      NUMBER        AVERAGE
                                                     OF           CONTRACTUAL       EXERCISE        OF          EXERCISE
EXERCISE PRICE RANGE                               OPTIONS           LIFE            PRICE        OPTIONS        PRICE
--------------------                               -------        -----------       --------      -------       --------
Qualified options:
   $  2.67 - $  9.00                               161,500          7.3 years         $5.84        77,100          $6.33
     10.75 -   19.33                               147,750          8.7 years         13.91        15,750          17.40
     22.88 -   28.75                                10,000          8.6 years         26.14         2,000          26.14
   -----------------                               -------         ----------        -------       ------        -------
   $  2.67 - $ 28.75                               319,250          8.0 years        $10.21        94,850          $8.59
   -----------------                               -------         ----------        -------       ------        -------
   -----------------                               -------         ----------        -------       ------        -------

Non-qualified options:
             $  2.67                                 3,750          6.8 years         $2.67         3,750          $2.67
  $  6.75  -   15.88                               510,000          9.9 years          6.93        10,000          15.88
  ------------------                               -------         ----------        -------       ------        -------
  $  2.67  - $ 15.88                               513,750          9.9 years         $6.90        13,750         $12.27
  ------------------                               -------         ----------        -------       ------        -------
  ------------------                               -------         ----------        -------       ------        -------

NON-QUALIFIED COMMON STOCK OPTIONS -- Certain non-qualified options were issued prior to the onset of the 1994 Stock Plan. These non-qualified options are all exercisable. Non-qualified options granted, exercised and outstanding are as follows:

                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                          OPTION          EXERCISE        EXERCISE
                                                          SHARES           PRICE           PRICE
                                                         --------       --------------    ---------
Balance, January 1, 1995                                  413,903       $  0.53 - 2.00       $2.00

   Exercised in 1995                                       (1,403)                0.53        0.53
                                                         --------       --------------    ---------

Balance, December 31, 1995                                412,500                 2.00        2.00

   Exercised in 1996                                      (49,000)                2.00        2.00
                                                         --------       --------------    ---------

Balance, December 31, 1996 and 1997                       363,500                $2.00       $2.00
                                                         --------       --------------    ---------
                                                         --------       --------------    ---------

   The weighted average remaining contractual life for these outstanding and exercisable options is 5.9 years. Each of the non-qualified options expires ten years from the date of grant subject to early termination when the optionee leaves our employment.

   For the remaining outstanding non-qualified stock options, we are permitted a tax deduction equal to the difference between the option exercise price and the fair value on the option exercise date. Upon exercise, the proceeds and the amount of the deduction are recorded to common stock. In 1996, we recorded a reduction in income taxes payable and increased common stock by $510,000 to reflect exercises during the year. No exercises occurred in 1997. Future exercises of these non-qualified options will reduce future taxes payable based on the fair value of the options on the date of exercise.

PRO FORMA INFORMATION -- Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock purchases under the ESPP based on the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation," our net income, basic net income per share and dilutive net income per share would approximate the following pro forma amounts (in 000's, except per share data):

                                                           1997           1996           1995
                                                         --------       --------        -------
Net income:
   As reported                                            $  5,799       $  8,982       $  7,058
   Pro forma                                              $  5,238       $  8,788       $  6,924

Basic net income per share:
   As reported                                            $  0.49        $  0.76        $  0.67
   Pro forma                                              $  0.44        $  0.74        $  0.65

Dilutive net income per share:
   As reported                                            $  0.48        $  0.74        $  0.64
   Pro forma                                              $  0.43        $  0.72        $  0.63

   The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not include pro forma compensation expense related to pre-1995 option grants.

   The weighted average fair value of options granted under the ESPP and 1994 Stock Plan during 1997, 1996 and 1995 is estimated at $4.06, $12.36 and $5.29, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 76.1% in 1997 and 65.3% in 1996 and 1995; risk-free interest rates ranging from 5.41% to 7.70%; and an expected life of 1 to 5 years.

EMPLOYEE CONTRACTS -- We entered into a three-year employment agreement with our new President and Chief Executive Officer (CEO) beginning January 15, 1998. Under this agreement, he receives a base salary of $400,000, subject to review annually for increase by our board of directors. In addition to base salary, he is eligible for bonuses, reimbursements and fringe benefits including a $1,000,000 term life insurance policy and an additional payment sufficient to reimburse him for a long-term disability policy paying monthly benefits of $5,000. We also provide this individual with health, dental, life and disability insurance consistent with that provided other officers. Under this agreement, we have agreed to indemnify him for his actions on behalf of us. In the event of termination without cause or resignation for good reason, we are obligated to continue to pay his then-current base salary and bonuses for the remaining term of the agreement or twelve months, whichever is shorter.

   We entered into an Employment and Salary Continuation Agreement with our former President and CEO beginning November 1993 and ending November 1998. Under this agreement, he receives a base salary of $357,500, which is increased each year by a cost of living adjustment or other amount as determined by our board of directors. In addition to base salary, he is eligible for bonuses, reimbursements and fringe benefits including the use of and insurance for an automobile. We also provide him with health and dental insurance. Under this agreement, we have agreed to indemnify him for his actions on behalf of us. In the event of his disability, we are obligated to continue to pay his then-current base salary and bonuses consistent with other officers for the remaining term of the Agreement.

401(K) RETIREMENT PLAN -- We sponsor a defined contribution retirement plan under Section 401(K) of the Internal Revenue Code for eligible employees. Employees become eligible to participate in the 401(K) on the first day of the calendar quarter after completing of 3 months service and attaining age
21. Our contributions to the plan are
discretionary and are based on contributions made by employees to the plan. Expense recognized under the plan for 1997, 1996 and 1995, was $94,000, $52,000 and $35,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN -- We maintain an Employee Stock Ownership Plan
(ESOP) for our qualified employees. Any employee who had attained age 21 and was employed on May 1, 1993 became a participant in the ESOP on its effective date, May 1, 1993. All other employees are eligible to participate in the ESOP on the first day of the calendar quarter after completing 1,000 hours of service during 12 consecutive months with us and attaining age 21. Our contributions to the plan are discretionary. We may contribute cash or shares of our common stock.

   In March 1997, we contributed 13,205 shares to the plan for fiscal 1996 at a fair value of $8.75 per share. In January 1996, we contributed 12,196 shares to the plan for fiscal 1995 at a fair value of $19.33 per share. Compensation expense recognized under the plan for 1996 and 1995 was $116,000 and $236,000, respectively. No expense was recorded in 1997.

COMBINED RETIREMENT PLAN -- In January 1998, we combined our 401(K) Retirement Plan and ESOP into a single retirement plan, the KSOP. The KSOP retains the features of each separate plan except for eligibility and vesting provisions. Under the plan, employees become eligible to participate in the plan on the first day of the month after beginning employment.

OTHER EMPLOYEE BENEFIT PLANS -- We maintained bonus plans in 1997, 1996 and 1995 under which all employees, including officers, were eligible for a bonus based on our operating results. These bonuses aggregated $643,000, $498,000, and $350,000 in 1997, 1996 and 1995, respectively.

NOTE 9 -- SHAREHOLDERS' EQUITY

On April 25, 1996, our board of directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend to shareholders of record on the close of business on May 6, 1996. The shares were distributed to shareholders on May 17, 1996. Additionally, on February 2, 1995, we declared a five-for-one stock split, effective as of that date. All share and per share amounts have been adjusted to reflect the effect of the stock splits.

SHAREHOLDER RIGHTS PLAN -- In April 1997, we adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record at the close of business on June 30, 1997. The rights become exercisable only after any person or group (the "Acquiring Person") becomes the beneficial owner of 15% or more of the voting power of our common stock. Certain shares held by our Chairman and his wife are excluded from the computation for determining whether a person is an Acquiring Person. Each right entitles its registered holder to purchase from us one one-hundredth share of a new Series A Junior Participating Preferred Stock, no par value, at a price of $85 per one one-hundredth share, subject to adjustment. If any Acquiring Person acquires beneficial ownership of 15% or more of our voting power, each right will entitle its holder (other than such Acquiring Person) to purchase, at the then current purchase price of the right, that number of shares of our common stock having a market value of two times the purchase price of the right, subject to certain possible adjustments. In addition, if we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the then current purchase price of the right, that number of common shares of the acquiring company having a market value of two times the purchase price of the right. Following the acquisition of a beneficial ownership of 15% or more of our outstanding common stock by any Acquiring Person and prior to an acquisition by any Acquiring Person of 50% or more of our outstanding common stock, our board of directors may exchange the outstanding rights (other than rights owned by such Acquiring Person), in whole or in part, at an exchange ratio of one share of common stock, or one one-hundredth share of Preferred Stock (or equivalent securities) per right, subject to adjustment. We may redeem the rights, in whole, at $.001 per right, at any time prior to an acquisition by any Acquiring Person of 15% or more of our outstanding common stock and prior to the expiration of the rights. The rights expire on April 17, 2007, unless extended or earlier redeemed by us.

DIVIDEND RESTRICTIONS -- Dividends are paid as determined by our board of directors. No dividends have ever been paid us.

   Our ability to pay cash dividends to shareholders may depend upon the amount of dividends received from our insurance subsidiary. ACIC's ability to pay dividends is restricted by law or subject to approval of the insurance regulatory authorities of Minnesota.

   Under Minnesota insurance law regulating the payment of dividends by ACIC, any such payments must be an amount deemed prudent by ACIC's board of directors and, unless otherwise approved by the Commissioner of the

Minnesota Department of Commerce (CMDC), must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus which is attributable to unrealized capital gains. Further, without approval of the CMDC, ACIC may not pay a dividend in any calendar year which, when combined with dividends paid in the preceding twelve months, exceeds the greater of (i) 10% of ACIC's statutory capital and surplus at the prior year end or (ii)
100% of ACIC's statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 1998, dividends in excess of $4,537,000 would require prior consent of the CMDC.

STATUTORY SURPLUS AND STATUTORY NET INCOME - Our insurance subsidiary is required to file financial statements with state regulatory agencies. The accounting principles used to prepare the statutory financial statements follow prescribed accounting practices which differ from GAAP. Statutory policyholders' surplus in 1997 and 1996, and statutory net income for 1997, 1996 and 1995 are as follows (000's):

                                                         STATUTORY      STATUTORY
                                                       POLICYHOLDERS'      NET
                                                          SURPLUS        INCOME
                                                       --------------   ---------
December 31, 1997                                       $  45,367       $  5,871
December 31, 1996                                          39,543          6,658
December 31, 1995                                                          4,551


STOCK WARRANTS -- The Series 1991B notes payable, paid in full in December 1996, included attached warrants to purchase our common stock at an exercise price of $.53 per share. All remaining warrants were exercised in 1996.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - We conduct our operations in leased office facilities under operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.

   Future minimum (base) rental payments required under the leases, as of December 31, 1997, are as follows (000's):

                  1998                                   $  1,454
                  1999                                      1,353
                  2000                                        717
                  2001                                        530
                  2002                                        249
                                                         --------
                                                         $  4,303
                                                         --------
                                                         --------

   Rent expense, including contingent rentals, was $1,776,000, $1,063,000 and $803,000 for 1997, 1996 and 1995, respectively.

NOTE 11 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables present unaudited quarterly results of operations for the eight quarters ended December 31, 1997:

                                                          FIRST         SECOND         THIRD          FOURTH
                                                         QUARTER       QUARTER        QUARTER         QUARTER
                                                        --------       --------       --------        --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

1997

Premiums in force                                      $  72,600      $  72,700      $  75,500      $  78,400
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Revenues:
   Gross premiums earned                               $  19,308      $  19,814      $  20,279      $  21,984
   Premiums ceded                                           (105)          (162)           144           (219)
                                                        --------       --------       --------       --------
      Premiums earned                                     19,203         19,652         20,423         21,765
   Investment income                                       1,567          1,610          1,906          2,137
                                                        --------       --------       --------       --------
      Total revenues                                      20,770         21,262         22,329         23,902

Expenses:
   Claim and claim settlement expenses                    12,980         12,886         14,250         15,427
   Policy acquisition costs                                2,614          2,992          2,876          3,176
   General and administrative expenses                     2,848          2,872          2,329          3,567
                                                        --------       --------       --------       --------
      Total expenses                                      18,442         18,750         19,455         22,170
                                                        --------       --------       --------       --------
Income from operations                                  $  2,328       $  2,512       $  2,874       $  1,732
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Net income                                              $  1,340       $  1,466       $  1,705       $  1,288
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Basic income per share                                   $  0.11        $  0.12        $  0.14        $  0.11
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Diluted income per share                                 $  0.11        $  0.12        $  0.14        $  0.11
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
1996
Premiums in force                                      $  56,100      $  62,200      $  66,500      $  69,500
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Revenues:
   Gross premiums earned                               $  14,040      $  15,242      $  17,161      $  17,312
   Premiums ceded                                           (276)           102           (247)          (276)
                                                        --------       --------       --------       --------
   Premiums earned                                        13,764         15,344         16,914         17,036
   Investment income                                       1,288          1,378          1,465          1,536
                                                        --------       --------       --------       --------
      Total revenues                                      15,052         16,722         18,379         18,572

Expenses:
   Claim and claim settlement expenses                     7,858          8,503         10,025         12,694
   Policy acquisition costs                                1,420          1,877          2,132            898
   General and administrative expenses                     1,844          2,108          1,815          2,743
                                                        --------       --------       --------       --------
      Total expenses                                      11,122         12,488         13,972         16,335
                                                        --------       --------       --------       --------
Income from operations                                  $  3,930       $  4,234       $  4,407       $  2,237
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Net income                                              $  2,283       $  2,481       $  2,582       $  1,636
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Basic income per share                                   $  0.19        $  0.21        $  0.22        $  0.14
                                                        --------       --------       --------       --------
Diluted income per share                                 $  0.19        $  0.20        $  0.21        $  0.13
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------

Our premiums in force have increased in each of the last eight quarters. Quarterly revenues are affected by (i) premiums in force at the beginning of the quarter, (ii) new policies written in the quarter, (iii) final audit premiums recognized during the quarter, and (iv) our policy renewal rate in the quarter. Historically, a majority of new policies written and policy renewals have occurred in the first, second and fourth quarters. In addition, our quarterly results for 1997 and 1996 were affected favorably by adjustments to the liability for unpaid claim and claim settlement expenses and ceding commissions relating to those years and prior years as follows (000's):

                                                            FIRST        SECOND          THIRD          FOURTH
                                                           QUARTER       QUARTER        QUARTER         QUARTER
                                                           -------       -------        --------        -------
1997

Claim and claim settlement expenses, net                   $  675         $  850         $  850         $  710
Policy acquisition costs                                       -              -              -              (1)
                                                           -------       -------        --------        -------
Quarterly effect on income from operations                 $  675         $  850         $  850         $  709
                                                           -------       -------        --------        -------
                                                           -------       -------        --------        -------
1996

Claim and claim settlement expenses, net                   $  425         $  650         $  608       $  6,392
Policy acquisition costs                                      225             50            142          1,454
                                                           -------       -------        --------        -------
Quarterly effect on income from operations                 $  650         $  700         $  750       $  7,846
                                                           -------       -------        --------        -------
                                                           -------       -------        --------        -------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors is contained in the Section entitled "Election of Directors" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Information with respect to Executive Officers of the Company is included in
PART I of this Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item is contained in the Section entitled "Executive Compensation and Other Information" in the Company's 1998 Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the Section entitled "Certain Transactions" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) DOCUMENTS FILED AS PART OF THIS REPORT

      (1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth on pages 22 through 40 of
          Part II, Item 8 of this Report.

          Independent Auditors' Report
          Consolidated Balance Sheets - December 31, 1997 and 1996
          Consolidated Statements of Income - Years Ended December 31, 1997,
            1996 and 1995
          Consolidated Statements of Shareholders' Equity - Years Ended
            December 31, 1997, 1996 and 1995
          Consolidated Statements of Cash Flows - Years Ended December 31,
            1997, 1996 and 1995
          Notes to Consolidated Financial Statements - Years Ended December 31,
            1997, 1996 and 1995

      (2) FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS ENDED
          DECEMBER 31, 1997

                                                                            Page
                                                                            ----
          Independent Auditors' Report on Schedules for the Years Ended
            December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .  S-1
          Schedule I - Summary of Investments . . . . . . . . . . . . . . .  S-2
          Schedule II - Condensed Financial Information (Parent Company). .  S-3
          Schedule IV - Reinsurance . . . . . . . . . . . . . . . . . . . .  S-7
          Schedule V - Valuation and Qualifying Accounts. . . . . . . . . .  S-8
          Schedule VI - Supplemental Information Concerning Insurance
            Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .  S-9

     All other schedules are omitted because they are not applicable or the required information is presented in the Financial Statements or the notes thereto.

  (b)   REPORTS ON FORM 8-K

        None.

  (c)   LISTING OF EXHIBITS (*indicates compensatory plan)

3.1     Amended Articles of Incorporation (1)
3.2     Amended Bylaws (1)
4.1 Indenture dated December 1, 1993 between RTW, Inc. and First Trust National Association, Trustee (2)
4.2     Registration Rights Agreement (2)
10.1* Employment and Salary Continuation Agreement between RTW and David C. Prosser (2)
10.2* Employment Agreement Letter dated November 24, 1997 between RTW and Carl B. Lehmann
10.3*   Employment Contract between RTW and J. Alexander Fjelstad, III (2)
10.4*   Stock Option Agreement between RTW and J. Alexander Fjelstad, III (2)
10.5* Non-Qualified Stock Option Agreement dated November 24, 1997 between RTW and Carl B. Lehmann
10.6* Letter Agreement dated January 15, 1998 Amending the Non-Qualified Stock Option Agreement between RTW and Carl B. Lehmann
10.7* Incentive Stock Option Agreement dated January 15, 1998 between RTW and Carl B. Lehmann
10.8*   RTW, Inc. Employee Stock Ownership Plan (2)
10.9*   Amended RTW, Inc. 1994 Stock Plan (1)
10.10*  RTW, Inc. 1995 Employee Stock Purchase Plan (3)
10.11   Contract between RTW and ACIC dated January 1, 1992 (2)
10.12 Service Agreement between RTW and ACIC dated February 1, 1992 (2) 10.13* Description of the 1998 Gain Sharing Program
10.14*  401(k) Plan Adoption Agreement (1)
11      Statement re Computation of Income Per Share

21      Subsidiaries of the Registrant:
         The Company has one wholly-owned subsidiary, American Compensation Insurance Company, a Minnesota corporation.
23      Consent of Deloitte & Touche LLP
24      Power of Attorney, included in Signature page
27.1    Financial Data Schedule - Year ended December 31, 1997
27.2    Restated Financial Data Schedules - Quarters ended March 31, 1997
         June 30, 1997 and September 30, 1997
27.3 Restated Financial Data Schedules - Quarters ended March 31, 1996, June 30, 1996 and September 30, 1996 and Year ended December 31, 1996
27.4    Restated Financial Data Schedule - Year ended December 31, 1995

--------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-89164).
(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 33-2002C).
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 33-91372).
(4)  Incorporated by reference to the Company's 1995 Report on Form 10-K.
(5)  Incorporated by reference to the Company's 1996 Report on Form 10-K.

                                  SIGNATURES


     Pursuant to the requirements of Section 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RTW, INC.

     Date:  March 20, 1998    By /s/ Carl B. Lehmann
                                 --------------------------------------------
                              Carl B. Lehmann
                              President, Chief Executive Officer and Director
                              (Principal Executive Officer)

                       SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints Carl B. Lehmann and Alfred L. LaTendresse as his true and lawful attorney-in-fact and agents, each acting alone, with full power of substitutions and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

     Date                     Signature and Title
     ----                     -------------------

     March 20, 1998           By /s/ Carl B. Lehmann
                                 --------------------------------------------
                              Carl B. Lehmann
                              President, Chief Executive Officer and Director
                              (Principal Executive Officer)

     March 20, 1998           By   /s/ Alfred L. LaTendresse
                                 --------------------------------------------
                              Alfred L. LaTendresse
                              Secretary, Treasurer and Chief FinancialOfficer
                              (Principal Financial and Accounting Officer)

     March 20, 1998           By   /s/ David C. Prosser
                                 --------------------------------------------
                              David C. Prosser
                              Chairman of the Board

     March 20, 1998           By   /s/  J. Alexander Fjelstad, III
                                 --------------------------------------------
                              J. Alexander Fjelstad, III
                              Director

     March 20, 1998           By   /s/  William Cooper
                                 --------------------------------------------
                              William Cooper
                              Director

     March 20, 1998           By   /s/  Mark E. Hegman
                                 --------------------------------------------
                              Mark E. Hegman
                              Director

     March 20, 1998           By   /s/  Steven M. Rothschild
                                 --------------------------------------------
                              Steven M. Rothschild
                              Director

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of RTW, Inc. and subsidiary (the Company) as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated January 23, 1998. Our audits also included the consolidated financial statement schedules listed in Item 14(a)(2) of this Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
January 23, 1998

                                                                      SCHEDULE I

                                 RTW, INC.
                          SUMMARY OF INVESTMENTS
                             DECEMBER 31, 1997
                               (IN THOUSANDS)


                                                                                      AMOUNT AT
                                                                                     WHICH SHOWN
                                                        AMORTIZED        FAIR       IN THE BALANCE
           TYPE OF INVESTMENT                              COST          VALUE          SHEET
----------------------------------------                ---------      --------      ------------
FIXED MATURITIES:
  Available-for-sale:
    United States government, government
      agencies and authorities                          $  66,916      $  68,243     $  68,243
    Corporate securities                                   22,582         22,509        22,509
    Asset-backed securities                                 6,997          7,041         7,041
    Mortgage-backed securities                             14,385         14,501        14,501
                                                        ---------      ---------     ---------
      Total Investments                                 $ 110,880     $  112,294    $  112,294
                                                        ---------      ---------     ---------
                                                        ---------      ---------     ---------

                                                                     SCHEDULE II

                                   RTW, INC.
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                                (IN THOUSANDS)

                                                           1997           1996
                                                         --------       --------
                                    ASSETS
Cash and cash equivalents                                     936          6,888
Furniture and equipment, net                                4,927          3,423
Investment in and advances to subsidiary                   57,783         48,391
Income tax receivable                                         720             99
Other assets                                                  520            515
                                                         --------       --------
                                                         $ 64,886       $ 59,316
                                                         --------       --------
                                                         --------       --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses and other liabilities                   $  1,342       $  1,085
Deferred income taxes                                         312            181
Notes payable                                               4,875          6,739
                                                         --------       --------
    Total liabilities                                       6,529          8,005

Shareholders' equity                                       58,357         51,311
                                                         --------       --------

                                                         $ 64,886       $ 59,316
                                                         --------       --------
                                                         --------       --------

See notes to condensed financial statements.

                                   RTW, INC.
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                             STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                            1997           1996           1995
                                                          --------       --------       --------
Revenues:
  Intercompany fee income                                 $ 22,364       $ 17,699       $ 13,087
  Investment income                                            249            408            366
                                                          --------       --------       --------
    Total revenues                                          22,613         18,107         13,453

Expenses:
  General and administrative expenses                       23,097         15,555         10,731
                                                          --------       --------       --------
    Income (loss) from operations                             (484)         2,552          2,722

Interest expense                                               777          1,086          1,285
                                                          --------       --------       --------
Income (loss) before income taxes and equity in
  undistributed net income of subsidiary                    (1,261)         1,466          1,437
Provision for income taxes                                    (429)           614            605
                                                          --------       --------       --------
Income (loss) before equity in undistributed net
  income of subsidiary                                        (832)           852            832
Equity in undistributed net income of subsidiary             6,631          8,130          6,226
                                                          --------       --------       --------

Net income                                                $  5,799        $ 8,982       $  7,058
                                                          --------       --------       --------
                                                          --------       --------       --------

See notes to condensed financial statements.

                                   RTW, INC.
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                           STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                                          1997           1996           1995
                                                                        --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reconciliation of net income to net cash provided
  by operating activities:
    Net income                                                          $  5,799       $  8,982       $  7,058
    Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        1,079            793            618
      Equity in net income from subsidiary                                (6,631)        (8,130)        (6,226)
      Deferred income taxes                                                  131            122             32
      Changes in assets and liabilities:
        Accrued expenses and other liabilities                               257            263            230
        Other, net                                                           351            345            (12)
                                                                        --------       --------       --------
          Net cash provided by operating activities                          986          2,375          1,700

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in and advances to subsidiary                                (2,761)          (988)       (17,800)
  Purchases of furniture and equipment                                    (2,447)        (2,047)        (1,265)
                                                                        --------       --------       --------
          Net cash used in investing activities                           (5,208)        (3,035)       (19,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                               (2,000)        (2,362)        (1,362)
  Proceeds from initial public offering                                      -              -           29,900
  Equity financing costs                                                     -              -           (2,861)
  Stock options and warrants exercised                                         1            130             48
  Issuance of common stock to ESOP                                           115            236            -
  Issuance of common stock under ESPP                                        154            129            -
  Retirement of common stock                                                 -               (1)            (2)
                                                                        --------       --------       --------
          Net cash provided by (used in) financing activities             (1,730)        (1,868)        25,723
                                                                        --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (5,952)        (2,528)         8,358
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             6,888          9,416          1,058
                                                                        --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $    936       $  6,888       $  9,416
                                                                        --------       --------       --------
                                                                        --------       --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                            $    664       $    898       $  1,042
                                                                        --------       --------       --------
                                                                        --------       --------       --------
    Income taxes                                                        $     61       $     45       $    127
                                                                        --------       --------       --------
                                                                        --------       --------       --------

See notes to condensed financial statements.

                                                                      SHEDULE II

                                   RTW, INC.
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 1 - ACCOUNTING POLICIES

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the RTW, Inc. 1997 Annual Report.


NOTE 2 - RELATED PARTY TRANSACTIONS

RTW provides American Compensation Insurance Company ("ACIC") with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC's gross premiums earned each month for these services, which amounted to $8,057,000, $6,327,000 and $4,724,000 for the years ended December 31, 1997, 1996 and
1995, respectively. In addition, RTW receives 15% of ACIC's gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $14,307,000, $11,372,000 and $8,363,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

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

Amounts due (to) from ACIC related to the above transactions are included in the balance sheet account caption "Investment in and advances to subsidiary" and totaled approximately $6,208,000 and $2,558,000 at December 31, 1997 and 1996, respectively.

                                                                     SCHEDULE IV
                                   RTW, INC.
                                  REINSURANCE
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                               PREMIUMS EARNED
                                           --------------------------------------------------------     PERCENTAGE
                                                           CEDED TO         ASSUMED                      OF AMOUNT
                                                            OTHER         FROM OTHER                      ASSUMED
            DESCRIPTION                     DIRECT        COMPANIES       COMPANIES          NET          TO NET
-----------------------------------        --------       ---------       ----------      ---------      ----------
1997
  PREMIUMS - Workers' Compensation         $ 81,385       $   342           $  -           $ 81,043         0.00%

1996
  PREMIUMS - Workers' Compensation         $ 63,755       $   697           $  -           $ 63,058         0.00%

1995
  PREMIUMS - Workers' Compensation         $ 47,507       $ 2,099           $  -           $ 45,408         0.00%

                                    S-7

                                                                     SCHEDULE V

                                    RTW, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)



                                                                               ADDITIONS
                                                                       --------------------------
                                                        BALANCE AT      CHARGED TO     CHARGED TO                   BALANCE AT
                                                        BEGINNING       COSTS AND        OTHER                         END
DESCRIPTION                                             OF PERIOD       EXPENSES       ACCOUNTS     WRITE-OFFS      OF PERIOD
--------------------------------------                -------------   ------------   ------------  -------------  ------------

1997
   Allowance for Doubtful Accounts                      $      105     $      250     $      -      $      173     $      182

1996
   Allowance for Doubtful Accounts                      $       73     $      128     $      -      $       96     $      105

1995
   Allowance for Doubtful Accounts                      $        -     $      120     $      -      $       47     $       73


                                                                     SCHEDULE VI

                                    RTW, INC.
              SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
                                 (IN THOUSANDS)



                               (COLUMN C)                                                                     CLAIM AND CLAIM
                              RESERVES FOR                                                                  SETTLEMENT EXPENSES
                   DEFERRED   UNPAID CLAIM      DISCOUNT,                                                   INCURRED RELATED TO:
                    POLICY     AND CLAIM         IF ANY,                                                   ----------------------
                 ACQUISITION   SETTLEMENT      DEDUCTED IN     UNEARNED        EARNED        INVESTMENT     CURRENT      PRIOR
YEAR                COSTS       EXPENSES        COLUMN C       PREMIUMS       PREMIUMS         INCOME         YEAR       YEARS
-----          -------------  ------------    -------------  -----------     ----------      ----------    ---------    ---------

1997             $  1,559      $  61,069                -     $  13,580       $  81,043       $  6,971     $  58,675     $(3,085)


1996             $  1,624      $  49,256                -     $  13,308       $  63,058       $  5,259     $  47,155     $(8,075)


1995             $    858      $  37,138                -     $   9,606       $  45,408       $  3,659     $  29,536     $(1,474)


                AMORTIZATION
                 OF DEFERRED  PAID CLAIM
                   POLICY      AND CLAIM
                 ACQUISITION  SETTLEMENT       PREMIUMS
YEAR               COSTS       EXPENSES        WRITTEN
-----          -------------  ------------    -------------

1997             $  11,658     $  42,968       $  81,315


1996             $   6,327     $  24,833       $  66,760


1995             $  2,689      $  13,499       $  47,971
