Form 10-Q
period 1998-03-31
RTW INC /MN/
filed 1998-05-14
CIK 915781

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE PERIOD ENDED MARCH 31, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

                           COMMISSION FILE NUMBER 0-25508
                                                  -------

                                     RTW, INC.
               (Exact name of registrant as specified in its charter)


            MINNESOTA                                   41-1440870
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


                     8500 NORMANDALE LAKE BOULEVARD, SUITE 1400
                             BLOOMINGTON, MN     55437
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

At April 30, 1998, 11,936,112 shares of Common Stock were outstanding.

--------------------------------------------------------------------------------

TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            Page
------------------------------                                            ----
     Item 1.        Consolidated Financial Statements and
                    Notes (Unaudited). . . . . . . . . . . . . . . . . . .  3

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . .  8



PART II - OTHER INFORMATION
---------------------------
     Item 1.        Legal Proceedings. . . . . . . . . . . . . . . . . . . 18

     Item 2.        Changes in Securities. . . . . . . . . . . . . . . . . 18

     Item 3.        Defaults Upon Senior Securities. . . . . . . . . . . . 18

     Item 4.        Submission of Matters to a Vote of Security Holders. . 18

     Item 5.        Other Information. . . . . . . . . . . . . . . . . . . 18

     Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . 18


     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

     Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20


PART I - FINANCIAL INFORMATION


ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
-----------------------------------------------------------------

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                          ------
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                 4

Consolidated Statements of Operations                                       5

Consolidated Statements of Cash Flows                                       6

Notes to Consolidated Financial Statements                                  7


                             RTW, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND DECEMBER 31, 1997
                         (In thousands, except share data)



                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   1998                1997
                                                                                -----------        ------------
     ASSETS                                                                     (Unaudited)
Investments:
  Available-for-sale, at fair value, amortized cost of $109,498 and $110,880    $  111,202          $  112,294
Cash and cash equivalents                                                           13,362               5,798
Accrued investment income                                                            1,357               1,836
Premiums receivable, less allowance of $266 and $182                                 6,762               5,763
Reinsurance recoverables                                                             5,211               5,374
Reinsurance receivables                                                                553                 743
Deferred policy acquisition costs                                                    1,816               1,559
Furniture and equipment, net                                                         4,891               4,927
Other assets                                                                         4,376               3,692
                                                                                ----------          ------------
       Total assets                                                             $  149,530          $  141,986
                                                                                ----------          ------------
                                                                                ----------          ------------


     LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                      $   67,176          $   61,069
Unearned premiums                                                                   16,729              13,580
Accrued expenses and other liabilities                                               2,985               4,105
Notes payable                                                                        4,896               4,875
                                                                                ----------          ------------
       Total liabilities                                                            91,786              83,629

Shareholders' equity:
  Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 11,907,973 shares at March 31, 1998 and
     11,841,023 shares at December 31, 1997                                         29,264              28,976
  Retained earnings                                                                 27,372              28,489
  Unrealized gain on available-for-sale securities, net of tax                       1,108                 892
                                                                                ----------          ------------
       Total shareholders' equity                                                   57,744              58,357
                                                                                ----------          ------------
         Total liabilities and shareholders' equity                             $  149,530          $  141,986
                                                                                ----------          ------------
                                                                                ----------          ------------

See notes to consolidated financial statements.

                              RTW, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
             (Unaudited; in thousands, except share and per share data)


                                                                                     FOR THE THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                ------------------------------
                                                                                   1998                1997
                                                                                ----------          ----------
REVENUES:
  Premiums earned                                                               $   22,544          $   19,203
  Investment income                                                                  2,040               1,567
                                                                                ----------          ----------
     Total revenues                                                                 24,584              20,770

EXPENSES:
  Claim and claim settlement expenses                                               19,273              12,980
  Policy acquisition costs                                                           3,280               2,614
  General and administrative expenses                                                3,647               2,848
                                                                                ----------          ----------
     Total expenses                                                                 26,200              18,442
                                                                                ----------          ----------
       Income (loss) from operations                                                (1,616)              2,328

  Interest expense                                                                     139                 196
                                                                                ----------          ----------
       Income (loss) before income taxes                                            (1,755)              2,132

  Income tax expense (benefit)                                                        (638)                792
                                                                                ----------          ----------
     Net income (loss)                                                          $   (1,117)         $    1,340
                                                                                ----------          ----------
                                                                                ----------          ----------
Income (loss) per share:
  Basic income (loss) per share                                                 $    (0.09)         $     0.11
                                                                                ----------          ----------
                                                                                ----------          ----------
  Diluted income (loss) per share                                               $    (0.09)         $     0.11
                                                                                ----------          ----------
                                                                                ----------          ----------

Weighted average shares outstanding:
  Basic shares outstanding                                                      11,868,000          11,812,000
                                                                                ----------          ----------
                                                                                ----------          ----------
  Diluted shares outstanding                                                    11,868,000          12,097,000
                                                                                ----------          ----------
                                                                                ----------          ----------



See notes to consolidated financial statements.

                              RTW, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Unaudited, in thousands)


                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                       ------------------------------
                                                                                          1998                1997
                                                                                       ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Reconciliation of net income (loss) to net cash provided by operating activities:
     Net income (loss)                                                                 $   (1,117)         $    1,340
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                          316                 238
       Deferred income taxes                                                                 (842)               (772)
       Changes in assets and liabilities:
          Amounts due from reinsurers                                                         353                (205)
          Unpaid claim and claim settlement expenses                                        6,107               2,584
          Unearned premiums, net of premiums receivable                                     2,150                 683
          Other, net                                                                         (788)              1,927
                                                                                       ----------          ----------
            Net cash provided by operating activities                                       6,179               5,795

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of available-for-sale securities                                 1,000                   -
  Proceeds from sales of available-for-sale securities                                        356                   -
  Purchases of furniture and equipment                                                       (259)               (474)
                                                                                       ----------          ----------
            Net cash provided by (used in) investing activities                             1,097                (474)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock options exercised                                                       258                   1
  Issuance of Common Stock to ESOP                                                              -                 115
  Proceeds from sale of Common Stock                                                           30                   -
                                                                                       ----------          ----------
            Net cash provided by financing activities                                         288                 116
                                                                                       ----------          ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   7,564               5,437

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              5,798              10,410
                                                                                       ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   13,362          $   15,847
                                                                                       ----------          ----------
                                                                                       ----------          ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                                          $      117          $      177
                                                                                       ----------          ----------
                                                                                       ----------          ----------
     Income taxes                                                                      $        7          $       61
                                                                                       ----------          ----------
                                                                                       ----------          ----------




See notes to consolidated financial statements.

                              RTW, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the RTW, Inc. 1997 Annual Report to Shareholders filed with the Securities and Exchange Commission (SEC) except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial information included herein, other than the consolidated balance sheet at December 31, 1997, has been prepared by us without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 1997 from the audited consolidated financial statements for the year ended December 31, 1997, but this report does not include all the disclosures contained therein.

The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in our opinion, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 1997 Annual Report.

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Items contained in other comprehensive income for us include unrealized gains and losses on investments classified as available-for-sale. Our total comprehensive income
(loss) includes unrealized gains (losses) on all investments at March 31, 1998 due to reclassing held-to-maturity securities to available-for-sale in December 1997 compared to including only unrealized gains (losses) on available-for-sale securities at March 31, 1997. Total comprehensive income
(loss) was as follows (000's):


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ------------------------------
                                                     1998                1997
                                                  ----------          ----------
Net income (loss)                                 $   (1,117)         $    1,340
Other comprehensive income (loss)                        216                (342)
                                                  ----------          ----------
  Total comprehensive income (loss)               $     (901)         $      998
                                                  ----------          ----------
                                                  ----------          ----------

SFAS 131 requires certain disclosures about segments of an enterprise and has no impact on our Consolidated Financial Statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE COMPANY - RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, "we," "our" and "us" will refer to these entities in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   We developed a proprietary management system, the RTW SOLUTION-Registered Trademark-, designed to lower employers' workers' compensation costs and return injured employees to work as soon as possible. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers' compensation management services solely to employers insured through our insurance subsidiary. We currently operate in Minnesota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Wisconsin, Rhode Island and New Hampshire.

   The following analysis of the consolidated results of operations and financial condition of RTW and ACIC, should be read in conjunction our consolidated financial statements and notes thereto at March 31, 1998 and December 31, 1997 and the three months ended March 31, 1998 and 1997.

SUMMARY OPERATING RESULTS - The following table provides an overview of our key operating results (000's):


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                              ------------------------------
                                                 1998                1997
                                              ----------          ----------
Premiums in force at quarter-end                $78,900             $72,600

Total revenues                                   24,584              20,770

Net income (loss)                                (1,117)              1,340


   Our premiums in force grew 8.7% from the first quarter of 1997 due primarily to our focus on growth during 1997 and the first quarter of 1998. Growth since the first quarter of 1997 stemmed primarily from our newer markets including Missouri, Michigan and Massachusetts. The growth in these newer markets was offset by a significant decrease in premiums in force in Minnesota. Additionally, we recognized a $2.2 million refund received from the Minnesota Workers' Compensation Reinsurance Association (WCRA) in the first quarter of 1998. The focus on growth, combined with the refund received from the WCRA and increased earnings on our investment portfolio, resulted in first quarter revenues of $24.6 million in 1998, an 18.4% growth over the same period for 1997. We recognized a $1.1 million loss in the first quarter of 1998 compared to net income of $1.3 million in the first quarter of 1997 due primarily to the following factors:

     - We increased reserves for unpaid claim and claim settlement expenses approximately $3.0 million in the first quarter of 1998 to reflect adverse development of prior period claims. Additionally, our average cost per claim increased in the first quarter from last year due to medical inflation and an increase in the severity of claims reported. Combined with pricing pressure, our loss ratio has increased;

     - Pricing pressure affected premiums in force and decreased profit margins in all markets during the first quarter. The pricing pressure is the result of (i) increased competition in our markets and (ii) continued price declines due to legislative benefit changes;

     - Operating costs affecting claim and claim settlement expenses, policy acquisition costs and general and administrative expenses have increased due to (i) opening the Michigan office in late 1996 and the Massachusetts office in the second quarter of 1997, (ii) higher compensation for existing employees, and (iii) increased fees for professional services. Personnel costs and other operating expenses increased significantly from the first quarter of 1997 and include a charge against income for staff reductions and other restructuring charges. Actions to reduce personnel costs have been initiated to bring these expenses more in line with revenues. Other expenses are also being managed aggressively and reduced where appropriate; and

     - Decreased effective income tax rates resulting from the decrease in income.

   While we expect to continue to operate in a difficult pricing environment for the remainder of 1998, we will work on improving profitability in all of our offices by aggressively managing expenses and refining our sales and distribution channels.

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

     CLAIM AND CLAIM SETTLEMENT EXPENSES - Claim expenses refer to amounts that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the Consolidated Statements of Operations.

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

     GENERAL AND ADMINISTRATIVE EXPENSES - Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     INTEREST EXPENSE - We incur interest charges on our Senior Notes. The Senior Notes mature in series during the years 1995 through 1999.

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

   In the following pages, we take a look at the March 31, 1998 and 1997 results in these areas and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

The following tables summarize the components of revenues and premiums in force (000's):


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
Gross premiums earned                                $21,333        $19,308
Premiums (ceded) recovered                             1,211           (105)
                                                  ----------     ----------
     Premiums earned                                  22,544         19,203
Investment income                                      2,040          1,567
                                                  ----------     ----------
     Total revenues                                  $24,584        $20,770
                                                  ----------     ----------
                                                  ----------     ----------
                                                     1998           1997
                                                  ----------     ----------
Premiums in force at quarter-end:
     Minnesota                                       $41,000        $51,200
     Colorado                                         12,500         12,500
     Missouri                                         14,000          7,300
     Michigan                                          6,200          1,400
     Illinois                                          1,600            200
     Massachusetts                                     3,400            -
     Wisconsin                                           200            -
                                                  ----------     ----------
     Total premiums in force                         $78,900        $72,600
                                                  ----------     ----------
                                                  ----------     ----------


GROSS PREMIUMS EARNED: The premium we charge a policyholder is a function of its payroll, industry and prior workers' compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis matching billing to the policyholder and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit employer payrolls for the policy period and adjust the estimated payroll to its actual value. The result is a "final audit" adjustment recorded to premiums earned when the adjustment becomes known.

   Our gross premiums earned increased 10.5% to $21.3 million for the first quarter of 1998 from $19.3 million for the first quarter of 1997. This increase resulted, in part, from the 8.7% increase in premiums in force to $78.9 million at March 31, 1998, from $72.6 million at March 31, 1997. Included in this 8.7% increase is a $10.2 million decrease in Minnesota premiums in force. Additionally, gross premiums earned included $1.5 million of final audit premiums recognized in the first quarter of 1998 compared to $1.6 million recognized in the first quarter of 1997. Final audit premiums recognized during the period include billed final audit premiums plus the change in estimate for audit premiums on unexpired and expired unaudited policies.

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

PREMIUMS CEDED: We pay reinsurers, under excess of loss reinsurance policies, to limit our per incident exposure and record this cost as a reduction to gross premiums earned. We are required to purchase excess of loss coverage for Minnesota policies from the Minnesota Workers' Compensation Reinsurance Association (WCRA). Our selected retention levels in Minnesota are $280,000 in 1998 and approximately $1.1 million in 1997. In other states, we have chosen to limit our per incident exposure to $500,000 and purchased this coverage from various reinsurers.

   The following table summarizes the components of premiums ceded (000's):


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
Premiums (ceded to) recovered from:
 WCRA                                                  $(786)         $   -
 Non-Minnesota excess of loss policies                  (250)          (105)
 Refund from the WCRA on prior years' activity         2,247              -
                                                  ----------     ----------
   Premiums (ceded) recovered                         $1,211          $(105)
                                                  ----------     ----------
                                                  ----------     ----------


   Premiums ceded to reinsurers was a benefit of $1.2 million for the three months ended March 31, 1998 versus a cost of $105,000 for the three months ended March 31, 1997. The decrease in premiums ceded resulted from the recognition of a $2.2 million refund received from the WCRA in the first quarter of 1998. This refund was offset by increased excess of loss premium rates in Minnesota in 1998 from 1997 and increased excess of loss premium cost resulting from reducing our selected Minnesota excess of loss reinsurance coverage levels to $280,000 in 1998 from $1.1 million in 1997.

PREMIUMS EARNED OUTLOOK: The outlook for gross premiums earned and premiums ceded for the remainder of 1998 includes the following factors:

     - We expect continued growth in premiums in force in our non-Minnesota markets which will lead to growth in gross premiums earned;

     - We expect continued downward pressure on the amount we charge for our products and services; and

     - After adjusting for the effect of the $2.2 million refund received from the WCRA, we expect that premiums ceded for the remainder of 1998 will remain consistent with the results attained in the first quarter of 1998. Premiums ceded may decrease slightly in future quarters of 1998 as a percent of gross premiums earned as the non-Minnesota markets, where we pay smaller premiums, continue to grow relative to Minnesota. Premiums ceded (after adjusting for the WCRA refund) will continue to run much higher in 1998 when compared to 1997 due to the 6.8% policy premium we are paying for increased excess of loss coverage in Minnesota compared to the premium-free rate received in 1997.

INVESTMENT INCOME: We currently invest entirely in fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, prepayment risk and funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the "Investments" section of this Management's Discussion and Analysis.


   Investment income increased 30.2% to $2.0 million in the first quarter of 1998 from $1.6 million in the first quarter of 1997, due to increased funds available for investment and increased yields on amounts invested. Funds available for investment increased to $111.2 million at March 31, 1998, from $89.2 million at March 31, 1997, due to increased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums and the payment of claim and claim settlement expenses and (ii) net cash provided by investment income. Investment yields increased to 6.4% for the three months ended March 31, 1998 from 6.2% for the three months ended March 31, 1997 due to portfolio diversification during 1997. The investment yield realized in future periods will be affected by yields attained on new investments.

INVESTMENT INCOME OUTLOOK: In December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk. The held-to-maturity portfolio had a net unrealized gain of approximately $900,000 at December 31, 1997, while the total portfolio net unrealized gain at March 31, 1998, was $1.7 million. Barring significant changes in interest rates or operational cash flows, we expect that our after-tax yield from our investment portfolio for the remainder of 1998 will be affected by the following:

     - Our investment portfolio will increase as funds become available for investment from net cash provided by current year operating and investing activities;

     - Realized gains will increase from the first quarter as we diversify the previously classified held-to-maturity securities from U.S. government securities to other fixed maturity securities; and

     - We broadened our investment portfolio in April 1998 by purchasing fixed maturity tax-exempt securities to increase after-tax yields. Fixed maturity, tax-exempt securities may have the effect of reducing investment income recognized but are expected to contribute more to after-tax net income as a result of the treatment they receive for federal tax purposes.

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

   Claim and claim settlement expenses increased to $19.3 million in the first quarter of 1998 from $13.0 million in the first quarter of 1997. As a percent of premiums earned, claim and claim settlement expenses increased to 85.5% for the three months ended March 31, 1998 from 67.6% for the three months ended March 31, 1997. These changes are due to the following:

     - During the first quarter of 1998 we increased our estimate of the pre-1998 liability for unpaid claim and claim settlement expenses by $3.0 million compared to the first quarter of 1997, in which we reduced our estimate of the pre-1997 liability for unpaid claim and claim settlement expenses by $675,000 as a result of favorable claims experience for those periods. After adjusting for these estimate changes, claim and claim settlement expenses increased to 72.2% for the three months ended March 31, 1998 from 71.1% for the three months ended March 31, 1997 as a percent of premiums earned;

     - Gross premiums earned increased to $21.3 million in the first quarter of 1998 from $19.3 million in the first quarter of 1997 resulting in increased claim and claim settlement expenses as we provided coverage for more employers;

     - Reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, have resulted in an increase in claim and claim settlement expenses as a percentage of premiums earned; and

     - Average claim cost increased in the first quarter of 1998 due to increasing medical and indemnity costs resulting from inflationary changes and increased severity in our non-Minnesota states.

CLAIM AND CLAIM SETTLEMENT EXPENSE OUTLOOK: We expect that claim and claim settlement expenses will be affected by the following factors:

     - Average claim costs will be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our non-Minnesota policy holder base,
          (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our propriety computer systems, and (iv) legislative changes in estimated loss costs; and

     - Continued application of our claims management technology and methods to all open claims at March 31, 1998, may benefit future periods. The magnitude of that benefit cannot be quantified at this time.

          The ultimate result of the above factors, combined with the change in premium rates, on claim and claim settlement expenses as a percent of premiums earned for the remainder of 1998 is unknown at this time.

POLICY ACQUISITION COSTS. The following table summarizes policy acquisition costs (000's):


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
Commission expense                                    $1,691         $1,530
Premium tax expense                                      456            400
Other policy acquisition costs                         1,133            684
                                                  ----------     ----------
     Direct policy acquisition costs                  $3,280         $2,614
                                                  ----------     ----------
                                                  ----------     ----------


Policy acquisition costs increased to $3.3 million in the first quarter of 1998 from $2.6 million in the first quarter of 1997. As a percent of gross premiums earned, policy acquisition costs increased to 15.4% for the three months ended March 31, 1998 from 13.5% for the three months ended March 31, 1997. These increases reflect the following:

     - Commission expense was 7.9% of gross premiums earned in the first quarters of 1998 and 1997. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates have continued into current policy periods and will have a greater impact on the commission expense percent as the non-Minnesota states continue to grow relative to Minnesota. In all of our markets, we believe the commission rates we pay are marketplace competitive;

     - Premium tax expense remained consistent at 2.1% of gross premiums earned for the first quarters of 1998 and 1997. Premium tax expense is running slightly higher than our historical rate of 2.0% due to accrual adjustments in the first quarter of 1998 and higher premium tax rates paid for premiums earned in Colorado. The rates in Colorado decreased from 2.15% in 1997 to 2.10% in 1998; and

     - Other policy acquisition costs increased to 5.3% of gross premiums earned in the first quarter of 1998 from 3.5% in the first quarter of 1997, due to increased focus on marketing programs as we expanded into Michigan and Massachusetts and continued to grow in our more established markets and increased personnel costs necessary for the growth in premiums in force.

POLICY ACQUISITION COST OUTLOOK: We expect that policy acquisition costs as a percent of gross premiums earned will stabilize or remain relatively constant as a percent of gross premiums earned during the remainder of 1998 due to the following:

     - We expect commission expense as a percent of gross premiums earned to increase during the remainder of 1998 as the non-Minnesota states continue to grow in size relative to Minnesota;

     - We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first quarter of 1998; and

     - We expect that other policy acquisition costs will decrease as a percent of gross premiums earned as we increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs. We also expect that these costs will decrease as a result of increases in operating efficiency and effectiveness during the remainder of 1998 realized through enhancements to our internal processes and procedures, including changes to our propriety computer systems.

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses increased to $3.6 million in the first quarter of 1998 from $2.8 million in the first quarter of 1997. As a percent of gross premiums earned, general and administrative expenses increased to 17.1% for the three months ended March 31, 1998 from 14.8% for the three months ended March 31, 1997. These increases reflect:

     - expenses incurred for expansion in Michigan and Massachusetts, not offset by revenues from premiums in force in those states;

     - additional personnel costs for new employees resulting from the growth in in force premium;

     -    higher compensation for existing employees; and

     - charges recorded in the first quarter of 1998 to reflect reduced staff in Minnesota.

GENERAL AND ADMINISTRATIVE EXPENSES OUTLOOK: We expect that general and administrative expenses will be affected by the following:

     - We expect to aggressively manage general and administrative expenses, specifically legal and consulting expenses to decrease relative costs during the remainder of 1998;

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

INTEREST EXPENSE: We are paying interest at rates ranging from 9.25% to 9.50% during 1998 and paid interest at rates ranging from 9.00% to 9.50% during 1997 on the outstanding balance on our Senior Notes.

   Interest expense decreased to $139,000 in the first quarter of 1998 from $196,000 in the first quarter of 1997 due to principal payments on the Senior Notes in December 1997.

INTEREST EXPENSE OUTLOOK: Interest expense for the remainder of 1998 is expected to be consistent with the results attained in the first quarter of 1998. Total interest expense on the Senior Notes is expected to decrease to $546,000 in 1998 from $777,000 in 1997 as a result of principal payments of $2.0 million made in December 1997.

INCOME TAXES: The income tax benefit was $638,000 for the first quarter of 1998 compared to income tax expense of $792,000 for the first quarter of 1997. As a percent of income (loss) before income taxes, the income tax expense (benefit) decreased slightly to 36.4% for the three months ended March 31, 1998 from 37.1% for the three months ended March 31, 1997. The decrease in the first quarter of 1998 is the result of decreased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes and decreases in the profitability of ACIC.

INCOME TAX OUTLOOK: We expect that income tax expense (benefit) will continue to decrease as a percent of income (loss) before taxes during the remainder of 1998 as we include non-taxable municipal fixed investments in our investment portfolio. The ultimate decrease is unknown at this time.

INVESTMENTS

Our portfolio consisted entirely of taxable fixed maturity securities at March 31, 1998, and included U.S. government securities (60.4%), corporate securities (20.5%), mortgage-backed securities (12.8%) and asset-backed securities (6.3%). After several years of purchasing solely U.S. government securities, we engaged an investment manager in the second quarter of 1997 to diversify our portfolio to other fixed maturity investments and maximize our after-tax investment income without taking inappropriate credit risk. We manage our fixed maturity portfolio conservatively, investing exclusively in investment grade (BBB or better rating from Standard and Poor's) securities. During the remainder of 1998, we expect to further diversify our portfolio to investment grade tax-exempt securities. We do not invest in derivative securities. Additionally, in December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities with a historical cost, net of amortization, of $53.8 million and a fair value of $54.7 million, to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk.

   Funds provided by our operating cash flows and investment cash flows are the source of growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses and other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio grew 24.6% or $22.0 million to $111.2 million at March 31, 1998, from $89.2 million at March 31, 1997, as a result of these factors. We invest solely in available-for-sale securities and intend to continue this investment strategy for the foreseeable future.

   We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders' equity, net of taxes. Because value is based on the relationship between the portfolio's stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of the increased holdings in securities classified as available-for-sale, and thus carried at fair value, we expect to encounter larger adjustments in shareholders' equity as market interest rates and other factors change.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our unpaid claim and claim settlement expenses represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through March 31, 1998. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a "case" basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

   Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments, as well as longer-term investments that have appreciated in value. Our primary cash requirements consist of payments for (i) claim and claim settlement expenses,
(ii) policy acquisition costs, (iii) general and administrative expenses,
(iv) capital expenditures, (v) income taxes, and (vi) debt service or principal repayment on our outstanding Senior Notes. We generate positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Cash generated is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist primarily of U.S. government securities acquired under repurchase agreements with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests in short-term government securities.

   Cash provided by operating activities for the first quarter of 1998 was $6.2 million. This is primarily a result of an increase of $6.1 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims and an increase of $2.2 million in unearned premiums, net of premiums receivable offset by our net loss of $1.1 million and an increase in deferred tax assets of $842,000. Net cash provided by investing activities was $1.1 million, primarily the result of maturities of $1.0 million of available-for-sale investments. Net cash provided by financing activities was $288,000, primarily due to the exercise of stock options totaling $258,000.

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

IMPACT OF THE YEAR 2000 ON COMPUTER APPLICATIONS

The year 2000 is a critical year for computer applications. Many computer programs were historically written using two digits rather than four to define the appropriate year. As a result, many computer programs that have date sensitive fields may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other critical business activities.

   Our insurance subsidiary operations began in 1992. Since 1992, we have developed our own internal computer systems to manage our claims and related claim settlement expenses and administer our policy information. These computer systems are year 2000 compliant. Additionally, during 1998 we will implement third-party provided, general ledger and accounts payable software and develop internally a billing and cash receipt system which will be year 2000 compliant. These system replacements and software developments are occurring as a part of our ongoing operations and are not specifically occurring as a result of the year 2000 issue. We anticipate that our computer hardware and software systems will be fully year 2000 compliant in 1998 and we are taking steps to ensure that our significant vendors are compliant during 1999.

   The cost of any hardware and software changes required to comply with the year 2000, other than those contemplated as routine upgrades in our operations, are not expected to have a material adverse effect on our results of operations.

NAIC RISK-BASED CAPITAL STANDARDS

The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a carrier's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital is substantially in excess of authorized control level risk-based capital.

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

   The codification of the statutory accounting principles is complete and has been adopted by the NAIC. Implementation is expected in 2001and the impact of this project on current statutory policies and practices is unknown.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." This Statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997. We do not expect this standard to have an impact on our Consolidated Financial Statements.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently, we expense the costs of developing or obtaining internal-use software as incurred. We are currently evaluating SOP 98-1, but do not expect it to have a material impact on our Consolidated Financial Statements. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued.

FORWARD LOOKING STATEMENTS

Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition from traditional workers' compensation insurance carriers, (ii) our ability to manage both our existing claims and our new claims in an effective manner, (iii) our ability to further penetrate our existing markets, (iv) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation, (v) our ability to retain our existing customers at favorable beneficial premium rates when their policies renew (vi) our ability to expand into new states and attract customers in those states, and (vii) our ability to successfully introduce new products and services.

PART II - OTHER INFORMATION

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------
          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
          Not applicable


ITEM 5.   OTHER INFORMATION
---------------------------
          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
          (a)  LISTING OF EXHIBITS

                    Exhibit 11 - STATEMENT REGARDING COMPUTATION OF BASIC AND
                                 DILUTED LOSS PER SHARE

                    Exhibit 27 - FINANCIAL STATEMENT SCHEDULE


           (b)  LISTING OF REPORTS ON FORM 8-K

                     None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         RTW, INC.

Dated: May 12, 1998      By      /s/ Carl B. Lehmann
                               ----------------------------------------------
                               Carl B. Lehmann
                               President, Chief Executive Officer and Director (Principal Executive Officer)



Dated: May 12, 1998      By      /s/ Alfred L. LaTendresse
                               ----------------------------------------------
                               Alfred L. LaTendresse
                               Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


   Exhibit
   Number                          Description                              Page
 -----------   ---------------------------------------------------------    ----
     11        Statement Regarding Computation of Basic and Diluted Loss
                    Per Share                                                 21


     27        Financial Statement Schedule                                   22
