Form 10-Q
period 1998-06-30
RTW INC /MN/
filed 1998-08-13
CIK 915781

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER 0-25508

                                    RTW, INC.
             (Exact name of registrant as specified in its charter)

                   MINNESOTA                        41-1440870

                (State or other                  (I.R.S. Employer
                jurisdiction of                Identification No.)
                incorporation or
                 organization)


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

                                                                 Yes /X/ No / /

At July 31, 1998, 11,954,612 shares of Common Stock were outstanding.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE

         Item 1.  Consolidated Financial Statements and Notes (Unaudited)     3

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8



PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                          20

         Item 2.  Changes in Securities                                      20

         Item 3.  Defaults Upon Senior Securities                            20

         Item 4.  Submission of Matters to a Vote of Security Holders        20

         Item 5.  Other Information                                          20

         Item 6.  Exhibits and Reports on Form 8-K                           20


         Signatures                                                          21


         Exhibits                                                            22

PART I - FINANCIAL INFORMATION




ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                 4

Consolidated Statements of Operations                                       5

Consolidated Statements of Cash Flows                                       6

Notes to Consolidated Financial Statements                                  7

                            RTW, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                        (In thousands, except share data)


                                                                              JUNE 30,                   DECEMBER 31,
                                                                               1998                         1997
                                                                            -----------                  ------------
                                                                            (Unaudited)
ASSETS
Investments available-for-sale, at fair value,
    amortized cost of $126,754 and $110,880                                    $127,926                     $112,294
Cash and cash equivalents                                                           641                        5,798
Accrued investment income                                                         1,555                        1,836
Premiums receivable, less allowance of $347 and $182                              7,147                        5,763
Reinsurance recoverables                                                          5,156                        5,374
Reinsurance receivables                                                             498                          743
Deferred policy acquisition costs                                                 1,775                        1,559
Furniture and equipment, net                                                      4,873                        4,927
Other assets                                                                      5,001                        3,692
                                                                            -----------                  ------------
         Total assets                                                          $154,572                     $141,986
                                                                            -----------                  ------------
                                                                            -----------                  ------------



LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                      $72,836                     $ 61,069
Unearned premiums                                                                16,336                       13,580
Accrued expenses and other liabilities                                            2,319                        4,105
Notes payable                                                                     4,918                        4,875
                                                                            -----------                  ------------
         Total liabilities                                                       96,409                       83,629

Shareholders' equity:
         Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 11,954,612 shares at June 30, 1998 and
         11,841,023 shares at December 31, 1997                                  29,538                       28,976
         Retained earnings                                                       27,863                       28,489
         Unrealized gain on available-for-sale securities, net of tax               762                          892
                                                                            -----------                  ------------
         Total shareholders' equity                                              58,163                       58,357
                                                                            -----------                  ------------

         Total liabilities and shareholders' equity                            $154,572                     $141,986
                                                                            -----------                  ------------
                                                                            -----------                  ------------

                 See notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
           (Unaudited; in thousands, except share and per share data)



                                                        FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                    ENDED JUNE 30,
                                                      -----------------------         -------------------------
                                                        1998         1997                1998          1997
                                                    -----------   -----------         -----------   -----------

Revenues:
    Premiums earned                                 $    21,185   $    19,652         $    43,729   $    38,855
    Investment income                                     2,018         1,626               4,055         3,193
    Net realized investment gains (losses)                  716           (16)                719           (16)
                                                    -----------   -----------         -----------   -----------

    Total revenues                                       23,919        21,262              48,503        42,032

EXPENSES:
         Claim and claim settlement expenses             17,938        12,886              37,211        25,866
         Policy acquisition costs                         3,310         2,992               6,590         5,606
         General and administrative expenses              1,884         2,872               5,531         5,720
                                                    -----------   -----------         -----------   -----------

         Total expenses                                  23,132        18,750              49,332        37,192
                                                    -----------   -----------         -----------   -----------

         Income (loss) from operations                      787         2,512                (829)        4,840

         Interest expense                                   139           196                 278           392
                                                    -----------   -----------         -----------   -----------

         Income (loss) before income taxes                  648         2,316              (1,107)        4,448

         Income tax expense (benefit)                       157           850                (481)        1,642
                                                    -----------   -----------         -----------   -----------


         Net income (loss)                          $       491   $     1,466         $      (626)  $     2,806
                                                    -----------   -----------         -----------   -----------
                                                    -----------   -----------         -----------   -----------



Income (loss) per share:
         Basic income (loss) per share              $      0.04   $      0.12         $     (0.05)  $      0.24
                                                    -----------   -----------         -----------   -----------
                                                    -----------   -----------         -----------   -----------
         Diluted income (loss) per share            $      0.04   $      0.12         $     (0.05)  $      0.23
                                                    -----------   -----------         -----------   -----------
                                                    -----------   -----------         -----------   -----------


Weighted average shares outstanding:
         Basic shares outstanding                    11,940,000    11,837,000          11,912,000    11,824,000
                                                    -----------   -----------         -----------   -----------
                                                    -----------   -----------         -----------   -----------


         Diluted shares outstanding                  12,249,000    12,081,000          11,912,000    12,089,000
                                                    -----------   -----------         -----------   -----------
                                                    -----------   -----------         -----------   -----------


See notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (Unaudited, in thousands)


                                                                                   FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                 --------------------
                                                                                   1998        1997
                                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Reconciliation of net income (loss) to net cash provided by operating activities:
  Net income (loss)                                                              $   (626)   $  2,806
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                     626         496
    Deferred income taxes                                                          (1,069)       (680)
    Net realized investment (gains) losses                                           (719)         16
    Changes in assets and liabilities:
     Amounts due from reinsurers                                                      463         225
     Unpaid claim and claim settlement expenses                                    11,767       5,806
     Unearned premiums, net of premiums receivable                                  1,372         201
     Other, net                                                                    (1,830)        919
                                                                                 --------    --------
      Net cash provided by operating activities                                     9,984       9,789

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from maturities of available-for-sale securities                          1,000       --
 Proceeds from sales of available-for-sale securities                              35,655      14,464
 Purchases of available-for-sale securities                                       (51,829)    (23,247)
 Purchases of furniture and equipment                                                (529)     (1,217)
                                                                                 --------    --------
      Net cash used in investing activities                                       (15,703)    (10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock options exercised                                                333           1
 Issuance of Common Stock to ESOP                                                    --           115
 Issuance of Common Stock under ESPP                                                  199         154
 Proceeds from sales of Common Stock                                                   30       --
                                                                                 --------    --------
      Net cash provided by financing activities                                       562         270
                                                                                 --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (5,157)         59
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      5,798      10,410
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    641    $ 10,469
                                                                                 --------    --------
                                                                                 --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                       $    234    $    339
                                                                                 --------    --------
                                                                                 --------    --------
  Income taxes                                                                   $    320    $  1,861
                                                                                 --------    --------
                                                                                 --------    --------

See notes to consolidated financial statements.

                           RTW, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the RTW, Inc. 1997 Annual Report to Shareholders filed with the Securities and Exchange Commission except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial information included herein, other than the consolidated balance sheet at December 31, 1997, has been prepared by us without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 1997 from the audited consolidated financial statements for the year ended December 31, 1997, but this report does not include all the disclosures contained therein.

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


NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS


Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. Items contained in other comprehensive income for us include unrealized gains and losses on investments classified as available-for-sale. Our total comprehensive income (loss) includes unrealized gains (losses) on all investments at June 30, 1998 due to reclassifying held-to-maturity securities to available-for-sale in December 1997 compared to including only unrealized gains (losses) on available-for-sale securities at June 30, 1997. Total comprehensive income (loss) was as follows (000's):

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1997       1998       1998       1997
                                                                        ---------  ---------  ---------  ---------
Net income (loss)                                                       $     491  $   1,466  $    (626) $   2,806
Other comprehensive income (loss)                                            (346)       367       (130)        25
                                                                        ---------  ---------  ---------  ---------
      Total comprehensive income (loss)                                 $     145  $   1,833  $    (756) $   2,831
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

SFAS 131 requires certain disclosures about segments of an enterprise and has no impact on our Consolidated Financial Statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE COMPANY - RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, 'we,' 'our' and 'us' will refer to these entities in this 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

    We developed a proprietary management system, the RTW SOLUTION-Registered Trademark-, designed to lower employers' workers' compensation costs and return injured employees to work as soon as possible. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers' compensation management services solely to employers insured through our insurance subsidiary or through fronted insurance arrangements. We currently operate in Minnesota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Wisconsin, Rhode Island and New Hampshire.

    The following analysis of the consolidated results of operations and financial condition of RTW and ACIC, should be read in conjunction with our consolidated financial statements and notes thereto at June 30, 1998 and December 31, 1997 and the three and six month periods ended June 30, 1998 and 1997.

SUMMARY OPERATING RESULTS - The following table provides an overview of our key operating results (000's):


                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                          --------------------  --------------------
                                                            1997       1998       1998       1997
                                                          ---------  ---------  ---------  ---------
Total revenues                                            $  23,919  $  21,262     48,503     42,032
Net income (loss)                                               491      1,466       (626)     2,806

                                                                                  1998       1997
                                                                                ---------  ---------
Premiums in force at June 30                                                    $  80,500  $  72,700

    Our premiums in force grew 10.7% to $80.5 million at June 30, 1998 from $72.7 million at June 30, 1997 due primarily to $16.7 million in growth in our newer markets including Missouri, Illinois, Michigan and Massachusetts and $700,000 growth in Colorado offset by a $9.6 million decrease in premiums in force in Minnesota.

    Revenues for the second quarter of 1998 include $716,000 in net realized investment gains compared to $16,000 in net realized investment losses in the second quarter of 1997. Additionally, total revenues for the six months ended June 30, 1998 include a $2.2 million refund received from the Minnesota Workers' Compensation Reinsurance Association (WCRA) recorded in the first quarter of 1998. The $7.8 million growth in premiums in force, combined with gains recognized in the second quarter of 1998, the refund received from the WCRA and increased earnings on our investment portfolio, resulted in an increase in revenues of 12.5% to $23.9 million for the second quarter of 1998 from $21.3 million for the second quarter of 1997 and an increase of 15.4% to $48.5 millionfor the six month period ended June 30, 1998 from $42.0 million for the six month period ended June 30, 1997.

    We recognized net income of $491,000 in the second quarter of 1998 compared to net income of $1.5 million in the second quarter of 1997 and a $626,000 loss for the six months ended June 30, 1998 compared to net income of $2.8 million for the six month period ended June 30, 1997 due primarily to the following factors:

     - The Minnesota Insurance Guarantee Association, an organization formed to fund Minnesota claims for insolvent insurance companies, did not assess its members in 1998 for workers' compensation claim liabilities arising from current or prior insolvencies. As a result, we reversed the $1.1 million pre-tax accrual recorded in 1997 and recognized a corresponding reduction in general and administrative expenses during second quarter of 1998.

     - Our average cost per claim continued to increase for accident year 1998 compared to accident year 1997 due to medical inflation and an increase in the severity of claims reported. In connection with this increase, we continued to build loss reserves in the second quarter. The six month results include a $3.0 million increase in reserves for unpaid claim and claim settlement expenses recorded in the first quarter of 1998 to reflect adverse development of prior period claims. We also increased our accrual for the Minnesota Special Compensation Fund (SCF) by approximately $400,000 in the second quarter of 1998. The SCF assesses us to cover the costs of second injuries which are substantially greater, because of a preexisting physical impairment, than what would have resulted from the second injury alone. Combined with pricing pressure, our loss ratio has increased;

     - Pricing pressure continues to affect premiums in force and decrease profit margins in all markets. The pricing pressure is the result of
          (i) increased competition in our markets and (ii) continued price declines due to legislative benefit changes in 1997 and prior years;

     - Operating costs, including personnel costs and other operating expenses allocated to claim and claim settlement expenses, policy acquisition costs and general and administrative expenses, have increased when compared to the first six months of 1997 due to (i) increased premiums in force, (ii) increased fixed costs resulting from opening the Michigan office in late 1996 and the Massachusetts office in the second quarter of 1997, (iii) higher compensation for existing employees, and (iv) increased fees for professional services. Actions to reduce personnel costs were initiated in the first quarter of 1998 to bring these expenses more in line with revenues. These actions resulted in reducing second quarter 1998 personnel costs and operating expenses by 14.0% from the first quarter of 1998. Other expenses continue to be managed aggressively and reduced where appropriate; and

     - Decreased effective income tax rates resulting from the decrease in income and the purchase of tax-exempt municipal securities which generated tax-exempt income in the second quarter of 1998.

     While we expect to continue to operate in a difficult pricing environment for the remainder of 1998, we are working to improve profitability in all of our offices by continuing to aggressively manage expenses, refining our sales and distribution channels and improving our underwriting.

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

     INVESTMENT INCOME - Our investment income includes earnings on our investment portfolio.

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

     INCOME TAXES - We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization's operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition of revenues, deferring recognition of expenses ultimately accelerating the payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.

     In the following pages, we take a look at the results for the three and six month periods ended June 30, 1998 and 1997 in these areas and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

The following tables summarize the components of revenues and premiums in force (000's):

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                          --------------------  --------------------
                                                            1997       1998       1998       1997
                                                          ---------  ---------  ---------  ---------
Gross premiums earned                                     $  22,241  $  19,814  $  43,574  $  39,122
Premiums (ceded) recovered                                   (1,056)      (162)       155       (267)
                                                          ---------  ---------  ---------  ---------
    Premiums earned                                          21,185     19,652     43,729     38,855

Investment income                                             2,018      1,626      4,055      3,193
Net realized investment gains (losses):
    Gains                                                       720         32        723         32
    Losses                                                       (4)       (48)        (4)       (48)
                                                          ---------  ---------  ---------  ---------
      Total revenues                                      $  23,919  $  21,262  $  48,503  $  42,032
                                                          ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------

                                                                                  1998       1997
                                                                                ---------  ---------
Premiums in force at quarter-end:
    Minnesota                                                                   $  38,000  $  47,600
    Colorado                                                                       13,400     12,700
    Missouri                                                                       14,300      9,200
    Michigan                                                                        7,600      2,100
    Massachusetts                                                                   4,700        600
    Illinois                                                                        1,400        500
    Kansas                                                                            500     --
    Wisconsin                                                                         300     --
    Connecticut, Rhode Island and New Hampshire                                       300     --
                                                                                ---------  ---------
Total premiums in force June 30:                                                $  80,500  $  72,700
                                                                                ---------  ---------
                                                                                ---------  ---------

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

     Our gross premiums earned increased 12.2% to $22.2 million for the second quarter of 1998 from $19.8 million for the second quarter of 1997 and increased 11.4% to $43.6 million for the six months ended June 30, 1998 from $39.1 million for the six months ended June 30, 1997. These increases resulted, in part, from the 10.7% increase in premiums in force to $80.5 million at June 30, 1998, from $72.7 million at June 30, 1997. Included in this 10.7% increase is a $9.6 million decrease in Minnesota premiums in force. Additionally, gross premiums earned included $1.9 million of final audit premiums recognized in the second quarter of 1998 and $3.4 million recognized for the six months ended June 30, 1998 compared to $1.4 million recognized in the second quarter of 1997 and $3.0 million recognized for the six months ended June 30, 1997. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for audit premiums on unexpired and expired unaudited policies.

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

PREMIUMS CEDED: We pay reinsurers, under excess of loss reinsurance policies, to limit our per incident exposure and record this cost as a reduction of gross premiums earned. We are required to purchase excess of loss coverage for Minnesota policies from the Minnesota Workers' Compensation Reinsurance Association (WCRA). Our selected retention level in Minnesota is $280,000 for 1998 and was approximately $1.1 million in 1997. In other states, we have chosen to limit our per incident exposure to $500,000 and purchased this coverage from various reinsurers.

     The following table summarizes the components of premiums ceded (000's):

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  ---------------------        ----------------------
                                                    1997         1998             1998        1997
                                                 ---------    ---------        ---------    ---------
Premiums (ceded to) recovered from:
  WCRA                                           $    (782)   $     --         $  (1,568)   $    --
  Non-Minnesota excess of loss policies               (274)        (162)            (524)        (267)
  Refund from the WCRA on prior years' activity        --           --             2,247         --
                                                 ---------    ---------        ---------    ---------
   Premiums (ceded) recovered                    $  (1,056)   $    (162)       $     155    $    (267)
                                                 ---------    ---------        ---------    ---------
                                                 ---------    ---------        ---------    ---------

     Premiums ceded to reinsurers was a cost of $1.1 million for the second quarter of 1998 compared to a cost of $162,000 for the second quarter of 1997. This increased cost resulted from (i) reducing our selected Minnesota excess of loss reinsurance coverage levels to $280,000 in 1998 from $1.1 million in 1997;
(ii) increased excess of loss premium rates in Minnesota in 1998 from 1997, and
(iii) increased excess of loss cost resulting from increased premiums earned in non-Minnesota states. Premiums ceded to reinsurers was a benefit of $155,000 for the six months ended June 30, 1998 versus a cost of $267,000 for the six months ended June 30, 1997. The decrease in premiums ceded for the six months ended June 30, 1998 compared to the same period for 1997 resulted from recognizing a $2.2 million refund received from the WCRA in the first quarter of 1998 as a reduction of premiums ceded. This refund was offset by increased excess of loss cost in Minnesota in 1998 from 1997 (as discussed in (i) and (ii) above) and increased excess of loss cost resulting from increased premiums earned in non-Minnesota states for the six months ended June 30, 1998.


PREMIUMS EARNED OUTLOOK: The outlook for gross premiums earned and premiums ceded for the remainder of 1998 includes the following factors:

     - We expect continued growth in premiums in force in our non-Minnesota markets and stabilizing in force premium in Minnesota which will lead to growth in gross premiums earned for the remainder of the year;

     - We expect continued downward pressure on the amount we charge for our products and services; and

     - After adjusting for the effect of the $2.2 million refund received from the WCRA, we expect that premiums ceded for the remainder of 1998 will remain consistent with the results attained for the six months ended June 30, 1998. Premiums ceded may decrease slightly in future quarters of 1998 as a percent of gross premiums earned as the non-Minnesota markets, where we pay smaller premiums, continue to grow relative to Minnesota. Premiums ceded (after adjusting for the WCRA refund) will continue to run much higher in 1998 when compared to 1997 due to the 6.8% policy premium we are paying for increased excess of loss coverage in Minnesota compared to the premium-free rate received in 1997.

INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES): We currently invest entirely in taxable and tax-exempt fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the "Investments" section of this Management's Discussion and Analysis.


     Investment income increased 24.1% to $2.0 million in the second quarter of 1998 from $1.6 million in the second quarter of 1997 and increased 27.0% to $4.1 million for the six months ended June 30, 1998 from $3.2 million for the six months ended June 30, 1997. Investment income increased for these periods due to increased funds available for investment. Funds available for investment increased to $127.9 million at June 30, 1998, from $98.5 million at June 30, 1997, due to increased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums and the payment of claim and claim settlement expenses and (ii) net cash provided by investment income. Pre-tax investment yields increased to 6.4% for the six months ended June 30, 1998 from 6.2% for the six months ended June 30, 1997 due to portfolio diversification which began in the second quarter of 1997 and the purchase of tax-exempt municipal securities during the second quarter of 1998. The investment yields realized in future periods will be affected by yields attained on new investments and will decrease, on a pre-tax basis, due to the purchase of tax-exempt municipal securities.


     Net realized investment gains increased to $716,000 in the second quarter of 1998 compared to net realized losses of $16,000 in the second quarter of 1997 and increased to a net realized gains of $719,000 for the six months ended June 30, 1998 versus net realized investment losses of $16,000 for the six months ended June 30, 1997. The increase in net realized investment gains in the second quarter of 1998 is the result of repositioning U.S. government securities previously classified as held-to-maturity and transferred to available-for-sale in December 1997, to higher after-tax yielding securities, including tax-exempt municipal securities and corporate securities.

INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES) OUTLOOK: In December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk. The held-to-maturity portfolio had a net unrealized gain of approximately $900,000 at December 31, 1997, while the total portfolio net unrealized gain at June 30, 1998, was $1.2 million. Barring significant changes in interest rates or operational cash flows, we expect that the yield from our investment portfolio for the remainder of 1998 will be affected by the following:

     - Our investment portfolio will increase as funds become available for investment from net cash provided by current year operating and investing activities;

     - Our recognition of realized gains and losses will depend on the repositioning of the portfolio that occurs for the remainder of the year as we continue to diversify the previously classified held-to-maturity securities from U.S. government securities to other taxable and tax-exempt fixed maturity securities; and

     - We further diversified our investment portfolio in the second quarter of 1998 by purchasing $48.1 million (fair value) fixed maturity tax- exempt securities to increase after-tax yields. Fixed maturity, tax- exempt securities will reduce investment income recognized and decrease pre-tax investment yields but are expected to contribute more to after-tax net income as a result of the favorable treatment tax- exempt municipal income receives for federal tax purposes.

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

   Claim and claim settlement expenses increased to $17.9 million in the second quarter of 1998 from $12.9 million in the second quarter of 1997 and increased to $37.2 million for the six months ended June 30, 1998 from $25.9 million for the six months ended June 30, 1997. As a percent of gross premiums earned, claim and claim settlement expenses increased to 80.7% for the second quarter of 1998 from 65.0% for the second quarter of 1997 and increased to 85.4% for the six months ended June 30, 1998 from 66.1% for the six months ended June 30, 1997. These changes are due to the following:

     - We recorded reserve estimate changes in the second quarter and six month results of 1998 and 1997 as follows:

     - We increased our accrual for the Minnesota Special Compensation Fund in the second quarter of 1998 by approximately $400,000 for periods prior to March 31, 1998 resulting from an increased rate of assessment declared during the second quarter of 1998.


     - We increased our estimate of the pre-1998 liability for unpaid claim and claim settlement expenses by $3.0 million in the first quarter of 1998 as a result of unfavorable claims experience for those periods.


     - We reduced our estimate of the pre-1997 liability for unpaid claim and claim settlement expenses by $850,000 in the second quarter of 1997 as a result of favorable claims experience for those periods and when combined with the reduction of $675,000 recorded in the first quarter of 1997, totaled $1.5 million for the six months ended June 30, 1997.


    After adjusting for these estimate changes, claim and claim settlement expenses increased to 78.9% for the second quarter of 1998 from 69.3% for the second quarter of 1997 and increased to 77.6% for the six months ended June 30, 1998 from 70.0% for the six months ended June 30, 1997 as a percent of gross premiums earned;

     - Reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, have resulted in an increase in claim and claim settlement expenses as a percentage of gross premiums earned;

     - Average claim cost increased in accident year 1998 as compared to accident year 1997 due to increasing medical and indemnity costs resulting from inflationary changes and increased severity; and

     - Gross premiums earned increased to $22.2 million in the second quarter of 1998 from $19.8 million in the second quarter of 1997 and increased to $43.6 million for the six months ended June 30, 1998 from $39.1 million for the six months ended June 30, 1997 resulting in increased claim and claim settlement expenses as we provided coverage for more employers.

CLAIM AND CLAIM SETTLEMENT EXPENSE OUTLOOK: We expect that claim and claim settlement expenses will be affected by the following factors:


     - Average claim costs will be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;


     - Continued pricing pressure due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may result in reduced premiums, ultimately increasing claim and claim settlement expense as a percent of gross premium earned; and


     - Continued application of our claims management technology and methods to all open claims at June 30, 1998, may benefit future periods. The ultimate effect cannot be quantified at this time.

    The ultimate result of the above factors, combined with the change in premium rates, on claim and claim settlement expenses as a percent of gross premiums earned for the remainder of 1998 is unknown at this time.

POLICY ACQUISITION COSTS. The following table summarizes policy acquisition costs (000's):


                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                     ------------------       ----------------
                                        1997     1998           1998     1997
                                     ------------------       ----------------

Commission expense                     $1,724   $1,599         $3,415   $3,129
Premium tax expense                       448      405            904      805
Other policy acquisition costs          1,138      988          2,271    1,672
                                     --------   -------       -------   ------
  Direct policy acquisition costs      $3,310   $2,992         $6,590   $5,606
                                     --------   -------       -------   ------
                                     --------   -------       -------   ------

Policy acquisition costs increased to $3.3 million in the second quarter of 1998 from $3.0 million in the second quarter of 1997 and increased to $6.6 million for the six months ended June 30, 1998 from $5.6 million for the six months ended June 30, 1997. As a percent of gross premiums earned, policy acquisition costs decreased slightly to 14.9% for the second quarter of 1998 from 15.1% for the second quarter of 1997 and increased to 15.1% for the six months ended June 30, 1998 from 14.3% for the six months ended June 30, 1997.
 These changes reflect the following:

     - Commission expense was 7.8% of gross premiums earned in the second quarter of 1998 compared to 8.1% in the second quarter of 1997 and was 7.8% of gross earned premiums for the six months ended June 30, 1998 versus 8.0% for the six months ended June 30, 1997. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates have continued into current policy periods and will have a greater affect on the commission expense percent as the non-Minnesota states continue to grow relative to Minnesota. In all of our markets, we believe the commission rates we pay are marketplace competitive;

     - Premium tax expense remained consistent at 2.0% of gross premiums earned for the second quarters of 1998 and 1997 and was stable at 2.1% of gross premiums earned for the six months ended June 30, 1998 and 1997. Premium tax expense for the six month period is running slightly higher than our historical rate of 2.0% due to accrual adjustments in the first quarter of 1998 and higher premium tax rates paid for premiums earned in Colorado. The rates in Colorado decreased from 2.15% in 1997 to 2.10% in 1998; and

     - Other policy acquisition costs increased to 5.1% of gross premiums earned in the second quarter of 1998 from 5.0% in the second quarter of 1997 and increased to 5.2% of gross premiums earned for the six months ended June 30, 1998 from 4.3% for the six months ended June 30, 1997, due to increased focus on marketing programs as we expanded into Michigan and Massachusetts and continued to grow in our more established markets and increased personnel costs necessary for the growth in premiums in force.

POLICY ACQUISITION COST OUTLOOK: We expect that policy acquisition costs as a percent of gross premiums earned will stabilize or remain relatively constant as a percent of gross premiums earned during the remainder of 1998 due to the following:

     - We expect commission expense as a percent of gross premiums earned to increase slightly during the remainder of 1998 as the non-Minnesota states continue to grow in size relative to Minnesota;

     - We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first six months of 1998; and

     - We expect that other policy acquisition costs will decrease as a percent of gross premiums earned as we increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs. We also expect that these costs will decrease as a result of increases in operating efficiency and effectiveness during the remainder of 1998 realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems.

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses for the second quarter of 1998 and six months ended June 30, 1998 include a $1.1 million benefit resulting from the reversal of a 1997 accrual for assessments by the Minnesota Insurance Guarantee Association (MIGA), an organization formed to fund Minnesota claims for insolvent insurance companies. MIGA did not assess its members in 1998 for workers' compensation claim liabilities arising from current or prior insolvencies resulting in the accrual reversal. After adjusting for the accrual reversal, our general and administrative expenses increased to $3.0 million in the second quarter of 1998 from $2.9 million in the second quarter of 1997 and increased to $6.6 million for the six months ended June 30, 1998 from $5.7 million for the six months ended June 30, 1997. As a percent of gross premiums earned, adjusted general and administrative expenses decreased to 13.3% for the second quarter of 1998 from 14.5% for the second quarter of 1997 and increased to 15.2% for the six months ended June 30, 1998 from 14.6% for the six months ended June
30, 1997.  These changes reflect:

     - expenses incurred for expansion in Michigan and Massachusetts, not initially offset by revenues from premiums in force in those states;


     - additional personnel costs for new employees resulting from the growth in in force premium;


     -    higher compensation for existing employees; and


     - Actions to reduce personnel costs were initiated in the first quarter of 1998 to bring operating expenses more in line with revenues. These actions resulted in reducing second quarter 1998 personnel costs and operating expenses by 14.0% from the first quarter of 1998. Other expenses continue to be managed aggressively and reduced where appropriate.

GENERAL AND ADMINISTRATIVE EXPENSES OUTLOOK: We expect that general and administrative expenses will be affected by the following:

     - We will continue to aggressively manage general and administrative expenses, specifically legal and consulting expenses to decrease relative costs during the remainder of 1998;

     - We have no plans to open new state offices in 1998 and expect that growth in premiums in force in Michigan and Massachusetts will result in additional revenues to cover the fixed costs in those states;

     - We expect to increase operational efficiency during 1998 through enhancements to our internal processes and procedures, including changes to our internal proprietary computer systems; and

     -    We have limited our salary increases.

INTEREST EXPENSE: We are paying interest at rates ranging from 9.25% to 9.50% during 1998 and paid interest at rates ranging from 9.00% to 9.50% during 1997 on the outstanding balance on our Senior Notes.

   Interest expense decreased to $139,000 in the second quarter of 1998 from $196,000 in the second quarter of 1997 and decreased to $278,000 for the six months ended June 30, 1998 from $392,000 for the six months ended June 30, 1997 due to principal payments on the Senior Notes in December 1997.

INTEREST EXPENSE OUTLOOK: Interest expense for the remainder of 1998 is expected to be consistent with the results attained for the six months ended June 30, 1998. Total interest expense on the Senior Notes is expected to decrease to $546,000 in 1998 from $777,000 in 1997 as a result of principal payments of $2.0 million made in December 1997.

INCOME TAXES: Income tax expense was $157,000 for the second quarter of 1998 compared to income tax expense of $850,000 for the second quarter of 1997 and was a benefit of $481,000 for the six months ended June 30, 1998 compared to income tax expense of $1.6 million for the six months ended June 30, 1997. As a percent of income (loss) before income taxes, the income tax expense (benefit) was 24.2% for second quarter of 1998 versus 36.7% for the second quarter of 1997 and was 43.5% of the cumulative loss for the six months ended June 30, 1998 compared to 36.9% of net income for the six months ended June 30, 1997. The income tax expense (benefit) percent in 1998 has been effected by (i) decreased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, (ii) decreases in the profitability of ACIC, and (iii) the introduction of tax-exempt municipal income in the second quarter of 1998.

INCOME TAX OUTLOOK: Income tax expense (benefit) will vary based on (i) the operational income recognized by us for the remainder of 1998, and will (ii) decrease as a percent of income (loss) before taxes relative to the statutory effective rate as we purchase additional tax-exempt municipal fixed investments for our investment portfolio. The ultimate change is unknown at this time.

INVESTMENTS

Our portfolio included taxable and tax-exempt fixed maturity securities at June 30, 1998 as follows:

                                                                     GROSS UNREALIZED
                                                       MARKET     -----------------------
                                           COST        VALUE         GAIN        (LOSS)
                                        ----------   ----------   ----------   ----------

U.S. government securities              $   31,855   $   32,473   $      622   $       (4)
Corporate securities                        26,637       26,651          423         (409)
Mortgage- and asset-backed securities       20,478       20,741          263          --
Municipal bonds, tax-exempt                 47,784       48,061          300          (23)
                                        ----------   ----------   ----------   ----------

Totals                                  $  126,754   $  127,926   $    1,608   $     (436)
                                        ----------   ----------   ----------   ----------
                                        ----------   ----------   ----------   ----------



After several years of purchasing solely U.S. government securities, we engaged an investment manager in the second quarter of 1997 to diversify our portfolio to other taxable fixed maturity investments and maximize our after-tax investment income without taking inappropriate credit risk. During the second quarter of 1998, we transferred our portfolio to a new investment manager and further diversified our portfolio to include investment grade tax-exempt fixed maturity investments. We manage our fixed maturity portfolio conservatively, investing primarily in investment grade (BBB or better rating from Standard and Poor's) securities. We do not invest in derivative securities. Additionally, in December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities with a historical cost, net of amortization, of $53.8 million and a fair value of $54.7 million, to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk.

    Funds provided by our operating cash flows and investment cash flows are the source of growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses and other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio grew 29.8% or $29.4 million to $127.9 million at June 30, 1998, from $98.5 million at June 30, 1997, as a result of these factors. We invest solely in available-for-sale securities and intend to continue this investment strategy for the foreseeable future.

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

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our unpaid claim and claim settlement expenses represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through June 30, 1998. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a "case" basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

    Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments, as well as longer-term investments that have appreciated in value. Our primary cash requirements consist of payments for (i) claim and claim settlement expenses,
(ii) policy acquisition costs, (iii) general and administrative expenses,
(iv) capital expenditures, (v) income taxes, and (vi) debt service or principal repayment on our outstanding Senior Notes. We generate positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Cash generated is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements, tax-exempt municipal securities and corporate securities all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

    Cash provided by operating activities for the six months ended June 30, 1998 was $10.0 million. This is primarily a result of an increase of $11.8 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims and an increase of $1.4 million in unearned premiums, net of premiums receivable, offset by our net loss of $626,000, an increase in deferred tax assets of $1.1 million and net realized investment gains of $719,000. Net cash used by investing activities was $15.7 million, primarily the result of $51.8 million in purchases of available-for-sale securities offset by $35.7 million in proceeds from sales of available-for-sale securities and maturities of $1.0 million of available-for-sale investments. Net cash provided by financing activities was $562,000, primarily due to proceeds from the exercise of stock options totaling $333,000.

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

IMPACT OF THE YEAR 2000 ON COMPUTER APPLICATIONS

The year 2000 is a critical year for computer applications. Historically, many computer programs were written using two digits rather than four to define the appropriate year. As a result, many computer programs that have date sensitive fields may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other critical business activities.

    Year 2000 readiness includes addressing information technology systems (computer equipment, computer software, network hardware and software, etc.), non-information technology systems (systems which include embedded technology such as microcontrollers including telephone systems) and issues relating to third parties with whom we have a material relationship (customers and vendors).

    INFORMATION TECHNOLOGY SYSTEMS: Our insurance subsidiary operations began in 1992. Since 1992, we developed our own internal computer systems to manage our claims and related claim settlement expenses and administer our policy information. These computer systems are year 2000 compliant. Additionally, during the second quarter of 1998 we implemented third-party provided, general ledger and accounts payable software which is year 2000 compliant. Also, we are in the process of internally developing a billing and cash receipt system to be completed by the first quarter of 1999 which will be year 2000 compliant. These system replacements and software developments are occurring as a part of our ongoing operations and are not specifically occurring as a result of the year 2000 issue. We anticipate that our critical computer hardware and software systems will be fully year 2000 compliant in early 1999 and non-critical hardware and software systems are compliant during the second quarter of 1999. The cost of any hardware and software changes required to comply with the year 2000, other than those contemplated as routine upgrades in our operations, are not expected to have a material adverse effect on our results of operations.

    NON-INFORMATION TECHNOLOGY SYSTEMS: We are in the process of reviewing our operationally critical non-information technology systems (non-IT systems) which may have embedded technology that is reliant on the year 2000. We are in the assessment stage of this process which we expect to complete early in the fourth quarter of 1998 and will develop a formal plan to address any non-IT system year 2000 issues in the fourth quarter of 1998. We expect that our non-IT systems will be fully year 2000 compliant by the end of the second quarter of 1999. We are currently unable to determine the ultimate costs relating to non-information technology systems.

    THIRD PARTY READINESS: We are taking steps to ensure that our significant customers and vendors are year 2000 compliant through surveys and further information requests. We expect to have received preliminary information from our critical vendors by the third quarter of 1998 and anticipate follow-up based on information received through mid-1999 until we are comfortable that our vendors are year 2000 compliant.

    We have not yet established a year 2000 contingency plan. After completing the assessment stages for the non-IT systems and third party readiness, we will to determine our year 2000 areas of risk and will develop a contingency plan.

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

REGULATION

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 1997, our insurance subsidiary was licensed to do business in Minnesota, Colorado, Missouri, Michigan, Massachusetts, Pennsylvania, Illinois, Kansas, Connecticut, South Dakota, Tennessee and Wisconsin. We received Indiana, Iowa, Rhode Island, Maryland and Florida licenses so far in 1998.

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

FORWARD LOOKING STATEMENTS

Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) competition from traditional workers' compensation insurance carriers, (ii) our ability to manage both our existing claims and our new claims in an effective manner, (iii) our ability to further penetrate our existing markets, (iv) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation, (v) our ability to retain our existing customers at favorable beneficial premium rates when their policies renew (vi) our ability to expand into new states and attract customers in those states, (vii) our ability to successfully introduce new products and services, and (viii) our ability to ensure that our operations are not adversely affected by year 2000 compliance including our dependence on outside vendors and customers and their ability to become year 2000 compliant.

PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         None


ITEM 2.  CHANGES IN SECURITIES
------------------------------

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         The Company held its Annual Meeting of Shareholders on May 21, 1998 and shareholders voted on and approved the following proposals:

           - Elected two directors, David C. Prosser and Steven M. Rothschild, to hold office for a term of three years or until their successors are elected. Shares voted for each director were as follows:

                                                   David C.       Steven M.
                                                   Prosser       Rothschild
                                                 ------------   ------------
                     For:                         10,716,102     10,720,973
                     Withheld:                        22,286         17,415
                     Abstain:                             --             --
                     Non-votes:                    1,169,585      1,169,585

                     The terms of Carl B. Lehmann, Mark E. Hegman,
                     J. Alexander Fjelstad and William A. Cooper, directors with unexpiring terms, continued after the meeting.

           - Approved an amendment of the Company's Articles of Incorporation and By-Laws to provide that the number of directors of the Company shall be no less than Three and no more than Twelve members. Shares voted were as follows:

                     For--10,619,870; Withheld--113,525; Abstain--4,993;
                     Non-votes--1,169,585

           - Amended the RTW, Inc. 1995 Employee Stock Purchase Plan to increase by 125,000 the number of shares authorized under the plan. Shares voted were as follows:

                     For--10,556,030; Withheld--172,353; Abstain--10,005;
                     Non-votes--1,169,585



ITEM 5.  OTHER INFORMATION
--------------------------

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)      Listing of Exhibits
                  -------------------

                    Exhibit 11 - STATEMENT REGARDING COMPUTATION OF BASIC AND
                                 DILUTED INCOME (LOSS) PER SHARE

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

                          RTW, INC.

Dated: August 12, 1998        By /s/ Carl B. Lehmann
                              ------------------------------------------------
                              Carl B. Lehmann
                              President, Chief Executive Officer and Director
                              (Principal Executive Officer)



Dated: August 12, 1998        By /s/ Tim C. Chan
                              ------------------------------------------------
                              Tim C. Chan
                              Secretary, Treasurer and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                             EXHIBIT INDEX


Exhibit
Number                       DESCRIPTION                         PAGE
------     -------------------------------------------------     ----

11         Statement Regarding Computation of Basic and
           Diluted Income (Loss) Per Share                        23


27         Financial Statement Schedule                           24