Form 10-Q
period 1998-09-30
RTW INC /MN/
filed 1998-11-16
CIK 915781

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________.

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

At October 31, 1998, 11,945,312 shares of Common Stock were outstanding.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
     Item 1.   Consolidated Financial Statements and Notes (Unaudited)       3

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8



PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                            20

     Item 2.   Changes in Securities                                        20

     Item 3.   Defaults Upon Senior Securities                              20

     Item 4.   Submission of Matters to a Vote of Security Holders          20

     Item 5.   Other Information                                            20

     Item 6.   Exhibits and Reports on Form 8-K                             20


     Signatures                                                             22


     Exhibits                                                               23

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

                              RTW, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                         (In thousands, except share data)


                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                        1998              1997
                                                                                     -----------     -------------
                                                                                     (Unaudited)
                                        ASSETS

Investments available-for-sale, at fair value,
 amortized cost of $121,569 and $110,880                                             $   125,197     $   112,294
Cash and cash equivalents                                                                  9,985           5,798
Accrued investment income                                                                  1,565           1,836
Premiums receivable, less allowance of $378 and $182                                       6,698           5,763
Reinsurance recoverables                                                                   4,936           5,374
Reinsurance receivables                                                                      680             743
Deferred policy acquisition costs                                                          1,778           1,559
Furniture and equipment, net                                                               4,695           4,927
Other assets                                                                               4,162           3,692
                                                                                     -----------     -------------
     Total assets                                                                    $   159,696     $   141,986
                                                                                     ===========     =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                           $    76,355     $    61,069
Unearned premiums                                                                         16,317          13,580
Accrued expenses and other liabilities                                                     2,463           4,105
Notes payable                                                                              4,940           4,875
                                                                                     -----------     -------------
     Total liabilities                                                                   100,075          83,629

Shareholders' equity:
   Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 11,954,612 shares at September 30, 1998 and
    11,841,023 shares at December 31, 1997                                                29,538          28,976
   Retained earnings                                                                      27,725          28,489
   Unrealized gain on available-for-sale securities, net of tax                            2,358             892
                                                                                     -----------     -------------
     Total shareholders' equity                                                           59,621          58,357
                                                                                     -----------     -------------
       Total liabilities and shareholders' equity                                    $   159,696     $   141,986
                                                                                     ===========     =============

See notes to consolidated financial statements.

                              RTW, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
             (Unaudited; in thousands, except share and per share data)

                                                  FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                             ---------------------------    ----------------------------
                                                 1998           1997            1998           1997
                                             -----------     -----------    ------------     -----------
Revenues:
   Premiums earned                           $    21,856     $    20,423     $    65,585     $    59,278
   Investment income                               1,854           1,759           5,909           4,952
   Net realized investment gains                     330             147           1,049             131
                                             -----------     -----------    ------------     -----------
   Total revenues                                 24,040          22,329          72,543          64,361

EXPENSES:
   Claim and claim settlement expenses            17,571          14,250          54,782          40,116
   Policy acquisition costs                        3,657           2,876          10,247           8,482
   General and administrative expenses             3,150           2,329           8,681           8,049
                                             -----------     -----------    ------------     -----------
   Total expenses                                 24,378          19,455          73,710          56,647
                                             -----------     -----------    ------------     -----------
   Income (loss) from operations                    (338)          2,874          (1,167)          7,714

   Interest expense                                  139             196             417             588
                                             -----------     -----------    ------------     -----------
   Income (loss) before income taxes                (477)          2,678          (1,584)          7,126

   Income tax expense (benefit)                     (339)            973            (820)          2,615
                                             -----------     -----------    ------------     -----------
   Net income (loss)                         $      (138)    $     1,705     $      (764)    $     4,511
                                             ===========     ===========    ============     ===========

Income (loss) per share:
   Basic income (loss) per share             $     (0.01)    $      0.14     $     (0.06)    $      0.38
                                             ===========     ===========    ============     ===========
   Diluted income (loss) per share           $     (0.01)    $      0.14     $     (0.06)    $      0.37
                                             ===========     ===========    ============     ===========

Weighted average shares outstanding:
   Basic shares outstanding                   11,955,000      11,841,000      11,921,000      11,830,000
                                             ===========     ===========    ============     ===========
   Diluted shares outstanding                 11,955,000      12,076,000      11,921,000      12,085,000
                                             ===========     ===========    ============     ===========

See notes to consolidated financial statements.

                              RTW, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Unaudited, in thousands)

                                                                                           FOR THE NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                          ---------------------
                                                                                            1998         1997
                                                                                          --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Reconciliation of net income (loss) to net cash provided by operating activities:
   Net income (loss)                                                                      $   (764)    $  4,511
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                           944          780
       Deferred income taxes                                                                  (454)        (532)
       Net realized investment gains                                                        (1,049)        (131)
       Changes in assets and liabilities:
         Amounts due from reinsurers                                                           501          179
         Unpaid claim and claim settlement expenses                                         15,286        8,425
         Unearned premiums, net of premiums receivable                                       1,802          709
         Other, net                                                                         (2,314)       1,222
                                                                                          --------    ---------
           Net cash provided by operating activities                                        13,952       15,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale securities                                    2,000            -
   Proceeds from sales of available-for-sale securities                                     61,883       28,148
   Purchases of available-for-sale securities                                              (73,563)     (41,639)
   Purchases of furniture and equipment                                                       (647)      (1,739)
                                                                                          --------    ---------
           Net cash used in investing activities                                           (10,327)     (15,230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised                                                          333            1
   Issuance of Common Stock to ESOP                                                              -          115
   Issuance of Common Stock under ESPP                                                         199          154
   Proceeds from sales of Common Stock                                                          30            -
                                                                                          --------    ---------
           Net cash provided by financing activities                                           562          270
                                                                                          --------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    4,187          203
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               5,798       10,410
                                                                                          --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  9,985     $ 10,613
                                                                                          ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                             $    352     $    501
                                                                                          ========    =========
     Income taxes                                                                         $    480     $  2,636
                                                                                          ========    =========

See notes to consolidated financial statements.

                              RTW, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 1997 Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial information included herein, other than the consolidated balance sheet at December 31, 1997, has been prepared by us without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 1997 from the audited consolidated financial statements for the year ended December 31, 1997, but this report does not include all the disclosures contained therein.

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

NOTE B - SHARE REPURCHASE PROGRAM

On September 15, 1998, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. We will repurchase the shares on the open market or through private transactions depending upon market conditions and availability. Through October 31, 1998 we had repurchased 9,300 shares for approximately $41,000. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

NOTE C - RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an entity classify items of other comprehensive income by their nature in a financial statement. Items contained in other comprehensive income for us include unrealized gains and losses on investments classified as available-for-sale. Our total comprehensive income includes unrealized gains on all investments at September 30, 1998 due to reclassifying held-to-maturity securities to available-for-sale in December 1997 compared to including only unrealized gains on available-for-sale securities at September 30, 1997. Total comprehensive income was as follows (000's):

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                   -------------------     -------------------
                                     1998       1997         1998       1997
                                   -------     -------     -------     -------
Net income (loss)                  $  (138)    $ 1,705     $  (764)    $ 4,511
Other comprehensive income           1,597         410       1,467         435
                                   -------     -------     -------     -------
   Total comprehensive income      $ 1,459     $ 2,115     $   703     $ 4,946
                                   =======     =======     =======     =======

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

   The following analysis of the consolidated results of operations and financial condition of RTW and ACIC, should be read in conjunction with our consolidated financial statements and notes thereto at September 30, 1998 and December 31, 1997 and the three and nine month periods ended September 30, 1998 and 1997.

SUMMARY OPERATING RESULTS - The following table provides an overview of our key operating results (000's):

                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                   -------------------     ------------------
                                    1998        1997         1998        1997
                                   -------     -------     -------     -------
Total revenues                     $24,040     $22,329      72,543      64,361

Net income (loss)                     (138)      1,705        (764)      4,511

                                                             1998        1997
                                                           -------     -------
Premiums in force at September 30                          $84,400     $75,500

   Our premiums in force grew 11.8% to $84.4 million at September 30, 1998 from $75.5 million at September 30, 1997 due primarily to $16.1 million in growth in our newer markets including Missouri, Michigan and Massachusetts and $200,000 growth in Colorado offset by a $7.4 million decrease in premiums in force in Minnesota.

   Revenues for the three and nine month periods ended September 30, 1998 include net realized investment gains of $330,000 and $1.0 million, respectively compared to net realized investment gains of $147,000 and $131,000 recorded for the three and nine month periods ended September 30, 1997. Additionally, total revenues for the nine months ended September 30, 1998 include a $2.2 million refund received from the Minnesota Workers' Compensation Reinsurance Association (WCRA) recorded in the first quarter of 1998 compared to refunds totaling $358,000 recorded in the third quarter of 1997. The $8.9 million growth in premiums in force, combined with the refund received from the WCRA in the first quarter of 1998, gains recognized in 1998 compared to 1997 and increased earnings on our investment portfolio, offset by the refund received from the WCRA recorded in the third quarter of 1997, resulted in an increase in revenues of 7.6% to $24.0 million for the third quarter of 1998 from $22.3 million for the third quarter of 1997 and an increase of 12.7% to $72.5 million for the nine months ended September 30, 1998 from $64.4 million for the nine months ended September 30, 1997.

   We recognized a net loss of $138,000 in the third quarter of 1998 compared to net income of $1.7 million in the third quarter of 1997 and a $764,000 net loss for the nine months ended September 30, 1998 compared to net income of $4.5 million for the nine months ended September 30, 1997 due primarily to the following factors:

     - The Minnesota Insurance Guarantee Association, an organization formed to fund Minnesota claims for insolvent insurance companies, did not assess its members in 1998 for workers' compensation claim liabilities arising from current or prior insolvencies. As a result, we reversed the $1.1 million pre-tax accrual recorded in 1997 and recognized a corresponding reduction in general and administrative expenses during second quarter of 1998. A similar reversal totaling $842,000 was also recorded in the third quarter of 1997.

     - Claim and claim settlement expenses increased as a percent of premiums earned due to inflationary increases in medical and wage costs, compounded by pricing decreases. The 1998 nine month results include a $3.0 million reserve increase recorded in the first quarter of 1998 to reflect adverse development of prior period claims and a $400,000 increase in the Minnesota Special Compensation Fund (SCF) accrual for periods prior to March 31, 1998 resulting from an increased assessment declared during the second quarter of 1998. The SCF assesses us to cover the costs of second injuries which, because of a preexisting physical impairment, are substantially greater than what would have resulted from the second injury alone. The 1997 three and nine month results benefited from favorable reserve adjustments totaling $850,000 and $2.4 million, respectively. Combined with pricing pressure, our loss ratio has increased;

     - Pricing pressure continues to affect premiums in force and decrease profit margins in all markets. The pricing pressure is the result of
          (i) increased competition in our markets and (ii) continued price declines due to legislative benefit changes in 1997 and prior years;

     - Operating costs, including personnel costs and other operating expenses allocated to claim and claim settlement expenses, policy acquisition costs and general and administrative expenses, have increased when compared to the first nine months of 1997 due to (i) increased premiums in force, (ii) increased fixed costs resulting from opening the Michigan office in late 1996 and the Massachusetts office in the second quarter of 1997, (iii) higher compensation for existing employees, and (iv) increased fees for professional services. Actions to reduce personnel costs were initiated in the first quarter of 1998 to bring these expenses more in line with revenues. Other expenses continue to be managed aggressively and reduced where appropriate; and

     - Decreased effective income tax rates resulting from the decrease in income and the purchase of tax-advantaged municipal securities which generated tax-exempt income in the second and third quarters of 1998.

   While we expect to continue to operate in a difficult pricing environment for the remainder of 1998, we are working to improve profitability in all of our offices by continuing to aggressively manage expenses, refining our sales and distribution channels and improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts.

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

     NET REALIZED INVESTMENT GAINS - Our net realized investment gains include gains and losses from sales of available-for-sale securities.

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

     INTEREST EXPENSE - We incur interest charges on our Senior Notes. The remaining Senior Notes outstanding mature in 1998 and 1999.

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

   In the following pages, we take a look at the results for the three and nine month periods ended September 30, 1998 and 1997 in these areas and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

The following tables summarize the components of revenues and premiums in force (000's):

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              -------------------     --------------------
                                                               1998         1997        1998       1997
                                                              -------     -------     -------     -------
Gross premiums earned                                         $22,885     $20,279     $66,459     $59,401

Premiums (ceded) recovered                                     (1,029)        144        (874)       (123)
                                                              -------     -------     -------     -------
  Premiums earned                                              21,856      20,423      65,585      59,278
Investment income                                               1,854       1,759       5,909       4,952
Net realized investment gains (losses):
  Gains                                                           871         178       1,594         210
  Losses                                                         (541)        (31)       (545)        (79)
                                                              -------     -------     -------     -------
     Net realized investment gains                                330         147       1,049         131
                                                              -------     -------     -------     -------
       Total revenues                                         $24,040     $22,329     $72,543     $64,361
                                                              =======     =======     =======     =======
                                                                                        1998        1997
                                                                                      --------    -------
Premiums in force, by state office location, at quarter-end:
  Minnesota                                                                           $ 38,500    $45,900
  Colorado                                                                              13,200     13,000
  Missouri                                                                              16,700     12,600
  Michigan                                                                               9,100      3,100
  Massachusetts                                                                          6,900        900
                                                                                      --------    -------
  Total premiums in force September 30:                                               $ 84,400    $75,500
                                                                                      ========    =======

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

   Our gross premiums earned increased 12.9% to $22.9 million for the third quarter of 1998 from $20.3 million for the third quarter of 1997 and increased 11.9% to $66.5 million for the nine months ended September 30, 1998 from $59.4 million for the nine months ended September 30, 1997. These increases resulted, in part, from the 11.8% increase in premiums in force to $84.4 million at September 30, 1998, from $75.5 million at September 30, 1997. Included in this 11.8% increase is a $7.4 million decrease in Minnesota premiums in force. Additionally, gross premiums earned included $1.5 million of final audit premiums recognized in the third quarter of 1998 and $4.9 million recognized for the nine months ended September 30, 1998 compared to $1.8 million recognized in the third quarter of 1997 and $4.8 million recognized for the nine months ended September 30, 1997. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

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

   The following table summarizes the components of premiums ceded (000's):

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------    -----------------
                                                    1998       1997       1998     1997
                                                  -------     -----     -------   -----
Premiums (ceded to) recovered from:
  WCRA                                            $  (706)    $  -      $(2,274)  $
  Non-Minnesota excess of loss policies              (323)     (214)       (847)   (481)
  Refund from the WCRA on prior years' activity         -       358       2,247     358
                                                  -------     -----     -------   -----
  Premiums (ceded) recovered                      $(1,029)    $ 144     $  (874)  $(123)
                                                  =======     =====     =======   =====

   Premiums ceded to reinsurers were a cost of $1.0 million in the third quarter of 1998 compared to a benefit of $144,000 in the third quarter of 1997. This increased cost resulted from (i) reducing our selected Minnesota excess of loss reinsurance coverage levels to $280,000 in 1998 from $1.1 million in 1997; (ii) increased excess of loss premium rates in Minnesota in 1998 from 1997, (iii) increased excess of loss costs resulting from increased premiums earned in non-Minnesota states, and (iv) the recognition of a refund of $358,000 from the WCRA in the third quarter of 1997. Premiums ceded to reinsurers was a cost of $874,000 for the nine months ended September 30, 1998 versus a cost of $123,000 for the nine months ended September 30, 1997. The increase in premiums ceded for the nine months ended September 30, 1998 compared to the same period for 1997 resulted from increased excess of loss cost in Minnesota in 1998 from 1997 (as discussed in (i) and (ii) above) and increased excess of loss cost resulting from increased premiums earned in non-Minnesota states for the nine months ended September 30, 1998. This increase was offset by recognizing a $2.2 million refund received from the WCRA in the first quarter of 1998 as a reduction of premiums ceded.

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

     - We expect continued downward pressure on the amount we charge for our products and services; and

     - After adjusting for the effects of the 1998 and 1997 refunds received from the WCRA totaling $2.2 million and $358,000, respectively, we expect that premiums ceded for the remainder of 1998 will remain consistent with the results attained for the nine months ended September 30, 1998. Premiums ceded may decrease slightly in future quarters of 1998 as a percent of gross premiums earned as the non-Minnesota markets, where we pay smaller reinsurance premiums, continue to grow relative to Minnesota. Premiums ceded (after adjusting for the WCRA refund) will continue to run much higher in 1998 when compared to 1997 due to the 6.8% policy premium we are paying for increased excess of loss coverage in Minnesota compared to the premium-free rate received in 1997.

INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS: We currently invest entirely in taxable and tax-exempt fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the "Investments" section of this Management's Discussion and Analysis.

   Investment income increased 5.4% to $1.9 million in the third quarter of 1998 from $1.8 million in the third quarter of 1997 and increased 19.3% to $5.9 million for the nine months ended September 30, 1998 from $5.0 million for the nine months ended September 30, 1997. Investment income increased for these periods due to increased funds available for investment but has been significantly affected by growth of tax-exempt municipal securities included in our portfolio which earn lower pre-tax rates than taxable securities but are comparable on a tax adjusted basis. Funds available for investment increased to $125.2 million at September 30, 1998, from $104.0 million at September 30, 1997, due to increased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums and the payment of claim and claim settlement expenses and (ii) net cash provided by investment income. Pre-tax investment yields decreased to 6.1% for the nine months ended September 30, 1998 from 6.2% for the nine months ended September 30, 1997 due to purchasing tax-exempt municipal securities, which have lower yields on a pre-tax basis, during the second and third quarters of 1998 offset by portfolio diversification which began in the second quarter of 1997. The investment yields realized in future periods will be affected by yields attained on new investments and will decrease, on a pre-tax basis, due to the purchase of tax-exempt municipal securities.

   Net realized investment gains increased to $330,000 in the third quarter of 1998 from $147,000 in the third quarter of 1997 and increased to $1.0 million for the nine months ended September 30, 1998 versus $131,000 for the nine months ended September 30, 1997. The increase in net realized investment gains in the third quarter of 1998 is the result of repositioning U.S. government securities previously classified as held-to-maturity and transferred to available-for-sale in December 1997, to higher after-tax yielding securities, including tax-exempt municipal securities and corporate securities. These net realized investment gains include losses realized on the sale of certain corporate securities.

INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS OUTLOOK: In December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk. The held-to-maturity portfolio had a net unrealized gain of approximately $900,000 at December 31, 1997, while the total portfolio net unrealized gain at September 30, 1998, was $3.6 million. Barring significant changes in interest rates or operational cash flows, we expect that the yield from our investment portfolio for the remainder of 1998 will be affected by the following:

     - Our investment portfolio will increase as funds become available for investment from net cash provided by current year operating and investing activities;

     - Our recognition of realized gains and losses will depend on the repositioning of the portfolio that occurs for the remainder of the year as we continue to diversify the previously classified held-to-maturity securities from U.S. government securities to other taxable and tax-exempt fixed maturity securities; and

     - We further diversified our investment portfolio in the third quarter of 1998 increasing our fixed maturity tax-exempt securities to $62.9 million (fair value) from $48.1 million at June 30, 1998 to increase after-tax yields. Fixed maturity, tax-exempt securities will reduce investment income recognized and decrease pre-tax investment yields but are expected to contribute more to after-tax net income as a result of the favorable treatment tax-exempt municipal income receives for federal income tax purposes.

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

   Claim and claim settlement expenses increased to $17.6 million in the third quarter of 1998 from $14.3 million in the third quarter of 1997 and increased to $54.8 million for the nine months ended September 30, 1998 from $40.1 million for the nine months ended September 30, 1997. As a percent of gross premiums earned, claim and claim settlement expenses increased to 76.8% for the third quarter of 1998 from 70.3% for the third quarter of 1997 and increased to 82.4% for the nine months ended September 30, 1998 from 67.5% for the nine months ended September 30, 1997. These changes are due to the following:

     - We recorded reserve estimate changes in the three and nine month results of 1998 and 1997 as follows:

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

          - We reduced our estimate of the pre-1997 liability for unpaid claim and claim settlement expenses by $850,000 in the third quarter of 1997 as a result of favorable claims experience for those periods and when combined with the reduction of $850,000 in the second quarter of 1997 and $675,000 recorded in the first quarter of 1997, totaled $2.4 million for the nine months ended September 30, 1997.

          After adjusting for these estimate changes, claim and claim settlement expenses increased as a percent of gross premiums earned to 78.9% for the third quarter of 1998 from 69.3% for the third quarter of 1997 and increased to 77.6% for the nine months ended September 30, 1998 from 70.0% for the nine months ended September 30, 1997;

     - Reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, have resulted in an increase in claim and claim settlement expenses as a percentage of gross premiums earned;

     - Claim costs increased in accident year 1998 as compared to accident year 1997 due to increasing medical and indemnity costs resulting from inflationary changes and increased severity; and

     - Gross premiums earned increased to $22.8 million in the third quarter of 1998 from $20.3 million in the third quarter of 1997 and increased to $66.5 million for the nine months ended September 30, 1998 from $59.4 million for the nine months ended September 30, 1997 resulting in increased claim and claim settlement expenses as we provided coverage for more employers.

CLAIM AND CLAIM SETTLEMENT EXPENSE OUTLOOK: We expect that claim and claim settlement expenses will be affected by the following factors:

     - During the third quarter, we identified an adverse change in the development of Minnesota open claims for 1997 and prior years. We are continuing the process of reviewing Minnesota and non-Minnesota reserve development for years prior to 1998. We expect to complete this review in the fourth quarter. Based on information currently available, we do not expect the impact, if any, to be material to liquidity, capital resources, or financial position; the impact however, if any, may be material to the results of operations. We continue to aggressively manage our prior year open claims.

     - Claim costs will be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;

     - Continued pricing pressure due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may result in reduced premiums, ultimately increasing claim and claim settlement expense as a percent of gross premium earned; and

     - Continued application of our claims management technology and methods to all open claims at September 30, 1998, may benefit future periods. The ultimate effect cannot be quantified at this time.

   The ultimate result of the above factors, combined with the change in premium rates, on claim and claim settlement expenses as a percent of gross premiums earned for the remainder of 1998 is unknown at this time.

POLICY ACQUISITION COSTS. The following table summarizes policy acquisition costs (000's):

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,          SEPTEMBER 30,
                                   -------------------     -------------------
                                     1998        1997        1998        1997
                                   -------     -------     -------     -------
Commission expense                 $ 1,881     $ 1,585     $ 5,296     $ 4,714
Premium tax expense                    465         412       1,369       1,217
Other policy acquisition costs       1,311         879       3,582       2,551
                                   -------     -------     -------     -------
  Direct policy acquisition costs  $ 3,657     $ 2,876     $10,247     $ 8,482
                                   =======     =======     =======     =======

Policy acquisition costs increased to $3.7 million in the third quarter of 1998 from $2.9 million in the third quarter of 1997 and increased to $10.2 million for the nine months ended September 30, 1998 from $8.5 million for the nine months ended September 30, 1997. As a percent of gross premiums earned, policy acquisition costs increased to 16.0% in the third quarter of 1998 from 14.2% in the third quarter of 1997 and increased to 15.4% for the nine months ended September 30, 1998 from 14.3% for the nine months ended September 30, 1997. These changes reflect the following:

     - Commission expense was 8.2% of gross premiums earned in the third quarter of 1998 compared to 7.8% in the third quarter of 1997 and was 8.0% of gross earned premiums for the nine months ended September 30, 1998 versus 7.9% for the nine months ended September 30, 1997. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates have continued into current policy periods and will have a greater affect on the commission expense percent as the non-Minnesota states continue to grow relative to Minnesota. In all of our markets, we believe the commission rates we pay are marketplace competitive;

     - Premium tax expense remained consistent at 2.0% of gross premiums earned for the third quarters of 1998 and 1997 and was stable at 2.1% and 2.0% of gross premiums earned for the nine months ended September 30, 1998 and 1997, respectively. Premium tax expense for the nine month period is running slightly higher than our historical rate of 2.0% due to accrual adjustments in the first quarter of 1998 and higher premium tax rates paid for premiums earned in Colorado; and

     - Other policy acquisition costs increased to 5.7% of gross premiums earned in the third quarter of 1998 from 4.3% in the third quarter of 1997 and increased to 5.4% of gross premiums earned for the nine months ended September 30, 1998 from 4.3% for the nine months ended September 30, 1997, due to increased personnel and overhead costs associated with improving our underwriting function and increased personnel costs necessary for the growth in premiums in force.

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

     - We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first nine months of 1998; and

     - We expect that other policy acquisition costs will be consistent with the third quarter of 1998 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs. We also expect that these costs will be offset on a limited basis from increases in operating efficiency and effectiveness during the remainder of 1998 realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems.

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses for the third quarters of 1998 and 1997 and the nine month periods ended September 30, 1998 and 1997 include benefits of $1.1 million recorded in the second quarter of 1998 and $842,000 recorded in the third quarter of 1997, resulting from the reversal of 1997 and 1996 accruals for assessments by the Minnesota Insurance Guarantee Association (MIGA), an organization formed to fund Minnesota claims for insolvent insurance companies. MIGA did not assess its members in 1998 or 1997 for workers' compensation claim liabilities arising from current or prior insolvencies resulting in the accrual reversals. After adjusting for the accrual reversals, our general and administrative expenses were stable at $3.2 million in the third quarters of 1998 and 1997 and increased to $9.8 million for the nine months ended September 30, 1998 from $8.9 million for the nine months ended September 30, 1997. As a percent of gross premiums earned, after adjusting for the MIGA reversals, general and administrative expenses decreased to 13.8% in the third quarter of 1998 from 15.6% in the third quarter of 1997 and decreased to 14.7% for the nine months ended September 30, 1998 from 15.0% for the nine months ended September 30, 1997. These changes reflect:

     - Expenses incurred for expansion in Michigan and Massachusetts, not initially offset by revenues from premiums in force in those states;

     - Additional personnel costs for new employees resulting from the growth in premiums in force;

     -    Higher compensation for existing employees; and

     - General and administrative expenses continue to improve as a percent of premiums earned, compared to the third quarter of 1997, after adjusting for MIGA accrual reversals and one time charges. Actions to reduce personnel costs were initiated in the first quarter of 1998 to bring operating expenses more in line with revenues. Other expenses continue to be managed aggressively and reduced where appropriate.

GENERAL AND ADMINISTRATIVE EXPENSES OUTLOOK: We expect that general and administrative expenses will be affected by the following:

     - We will continue to aggressively manage general and administrative expenses, specifically legal and consulting expenses to decrease relative costs during the remainder of 1998 and 1999;

     - We have no plans to open additional state offices in 1998 or 1999 and expect that growth in premiums in force in Michigan and Massachusetts will result in additional revenues to cover the fixed costs in those states;

     - We expect to increase operational efficiency during 1998 and 1999 through enhancements to our internal processes and procedures, including changes to our internal proprietary computer systems; and

     -    We have limited our salary increases.

INTEREST EXPENSE: We are paying interest at rates ranging from 9.25% to 9.50% during 1998 and paid interest at rates ranging from 9.00% to 9.50% during 1997 on the outstanding balance on our Senior Notes.

   Interest expense decreased to $139,000 in the third quarter of 1998 from $196,000 in the third quarter of 1997 and decreased to $417,000 for the nine months ended September 30, 1998 from $588,000 for the nine months ended September 30, 1997 due to principal payments on the Senior Notes in December 1997.

INTEREST EXPENSE OUTLOOK: Interest expense for the remainder of 1998 is expected to be consistent with the results attained for the nine months ended September 30, 1998. Total interest expense on the Senior Notes is expected to decrease to $546,000 in 1998 from $777,000 in 1997 as a result of principal payments of $2.0 million made in December 1997.

INCOME TAXES: Income taxes were a benefit of $339,000 for the third quarter of 1998 compared to income tax expense of $973,000 for the third quarter of 1997 and were a benefit of $820,000 for the nine months ended September 30, 1998 compared to income tax expense of $2.6 million for the nine months ended September 30, 1997. As a percent of income (loss) before income taxes, the income tax expense (benefit) was (71.1%) for third quarter of 1998 versus 36.3% for the third quarter of 1997 and was (51.8%) of the cumulative loss for the nine months ended September 30, 1998 compared to 36.7% of net income for the nine months ended September 30, 1997. The income tax expense (benefit) percent in 1998 has been affected by (i) our loss from operations which resulted in a credit against taxes previously paid, (ii) decreased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, (iii) decreases in the profitability of ACIC, and (iv) the introduction of tax-exempt municipal income beginning in the second quarter of 1998.

INCOME TAX OUTLOOK: Income tax expense (benefit) will vary based on (i) the income (loss) from operations we recognize for the remainder of 1998, and will
(ii) decrease as a percent of income (loss) before taxes relative to the statutory effective rate as we purchase additional tax-exempt municipal fixed investments for our investment portfolio. The ultimate change is unknown at this time.

INVESTMENTS

Our portfolio included taxable and tax-exempt fixed maturity securities at September 30, 1998 as follows:

                                                                  GROSS UNREALIZED
                                                      MARKET      ----------------
                                          COST        VALUE        GAIN     (LOSS)
                                        --------     --------     ------    ------
U.S. government securities              $ 14,955     $ 15,529        575     $(1)

Corporate securities                      25,437       26,466      1,030      (1)
Mortgage- and asset-backed securities     19,911       20,294        383       -
Municipal bonds, tax-exempt               61,266       62,908       1642       -
                                        --------     --------     ------    ------
Totals                                  $121,569     $125,197     $3,630     $(2)
                                        ========     ========     ======    ======

After several years of purchasing solely U.S. government securities, we engaged an investment manager in the second quarter of 1997 to diversify our portfolio to other taxable fixed maturity investments and to maximize our after-tax investment income without taking inappropriate credit risk. During the second quarter of 1998, we transferred our portfolio to a new investment manager and further diversified our portfolio to include investment grade tax-exempt fixed maturity investments. We manage our fixed maturity portfolio conservatively, investing only in investment grade (BBB or better rating from Standard and Poor's) securities of U.S. domiciled issuers. We do not invest in derivative securities. Additionally, in December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities with a historical cost, net of amortization, of $53.8 million and a fair value of $54.7 million, to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk.

   Funds provided by our operating cash flows and investment cash flows are the source of growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses and other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio grew 20.4% or $21.2 million to $125.2 million at September 30, 1998, from $104.0 million at September 30, 1997, as a result of these factors. We invest solely in available-for-sale securities and intend to continue this investment strategy for the foreseeable future.

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

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our unpaid claim and claim settlement expenses represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through September 30, 1998. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a "case" basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

   Based on information currently available, we believe our reserves for unpaid claim and claim settlement expenses are adequate to cover the ultimate costs of claim and claim settlement expenses. The ultimate cost of claim and claim settlement expenses may differ from the established reserves, particularly when claims may not be settled for many years. Reserves for unpaid claim and claim settlement expenses and assumptions used in their development are continually reviewed. We record adjustments to prior estimates of unpaid claim and claim settlement expenses to operations in the year in which the adjustments are made.

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

   Cash provided by operating activities for the nine months ended September 30, 1998 was $14.0 million. This is primarily a result of an increase of $15.3 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, an increase of $1.8 million in unearned premiums, net of premiums receivable and depreciation and amortization of $944,000, offset by our net loss of $764,000, an increase in deferred tax assets of $454,000 and net realized investment gains of $1.0 million. Net cash used by investing activities was $10.3 million, primarily the result of $73.6 million in purchases of available-for-sale securities offset by $61.9 million in proceeds from sales of available-for-sale securities and maturities of $2.0 million of available-for-sale investments. Net cash provided by financing activities was $562,000, primarily due to proceeds from the exercise of stock options totaling $333,000.

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

   State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC's statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 1998, without regulatory approval, is approximately $4.5 million. ACIC may be subject to more restrictive limitations on dividends as we enter additional states. ACIC has never paid a dividend to us.

   We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, principal repayments, stock repurchases and debt service on our outstanding Senior Notes, including principal repayments of $2.5 million due in December 1998, and capital expenditures for the next 12 months.

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

FORWARD LOOKING STATEMENTS

Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to manage both our existing claims and our new claims in an effective manner, (ii) competition from traditional workers' compensation insurance carriers, (iii) our ability to further penetrate our existing markets,
(iv) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation, (v) our ability to retain our existing customers at favorable beneficial premium rates when their policies renew (vi) our ability to expand into new states and attract customers in those states, (vii) our ability to successfully introduce new products and services, and (viii) our ability to ensure that our operations are not adversely affected by year 2000 compliance including our dependence on outside vendors and customers and their ability to become year 2000 compliant.

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


                         RTW, INC.


Dated: November 12, 1998   By: /s/ Carl B. Lehmann
                               -----------------------------------------------
                               Carl B. Lehmann
                               President, Chief Executive Officer and Director (Principal Executive Officer)



Dated: November 12, 1998   By: /s/ Tim C. Chan
                               -----------------------------------------------
                               Tim C. Chan
                               Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



     Exhibit
     Number                      Description                              Page
     -------   -----------------------------------------------------      ----

       11      Statement Regarding Computation of Basic and Diluted
               Income (Loss) Per Share                                     24


       27      Financial Statement Schedule                                25