Form 10-K405
period 1998-12-31
RTW INC /MN/
filed 1999-03-30
CIK 915781

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                           Yes     X       No
                               ---------       ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ( X )

As of March 15, 1999, 12,255,112 shares of Common Stock, no par value, were outstanding. As of March 15, 1999, assuming as fair value the last sale price of $5.875 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $55,158,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Proxy Statement for its annual meeting of shareholders to be held in May 1999, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1998, is incorporated by reference in Part III of this Report on Form 10-K.

                                TABLE OF CONTENTS


PART I                                                                                           PAGE
------                                                                                           ----
     Item 1.   Business                                                                             3
               Executive Officers of the Registrant                                                 8
     Item 2.   Properties                                                                           9
     Item 3.   Legal Proceedings                                                                    9
     Item 4.   Submission of Matters for a Vote of Security Holders                                 9

PART II
-------
     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters               10
     Item 6.   Selected Financial Data                                                             10
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                  11
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                          23
     Item 8.   Financial Statements and Supplementary Data                                         23
     Item 9.   Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                           40

PART III
--------
     Item 10.  Directors and Executive Officers of the Registrant                                  40
     Item 11.  Executive Compensation                                                              41
     Item 12.  Security Ownership of Certain Beneficial Owners and Management                      41
     Item 13.  Certain Relationships and Related Transactions                                      41

PART IV
-------
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                    41
               Signatures                                                                          43

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     RTW, Inc. (the "Company") provided comprehensive management products and services to employers for their workers' compensation programs in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island and New Hampshire during 1998. The Company also had obtained licenses but was not yet operating in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa and Florida. The Company believes its proprietary management approach substantially reduces wage replacement costs and medical expenses resulting from workplace injuries. The Company focuses on controlling costs by returning injured employees to work as soon as possible and by actively managing all participants in the workers' compensation system, including employers, employees and medical care providers, as well as legal and judicial participants in the workers' compensation system. Elements of the Company's management approach include:

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

CUSTOMERS

     The Company targets employers and associations that operate in industries with relatively high workers' compensation costs, such as manufacturing, retail, wholesale, health care or hospitality industries and employers with a history of workers' compensation claim costs higher than the average in their industry.

     The Company's average annual premium per policy decreased to $21,000 in 1998 from $22,000 in 1997 and $24,000 in 1996 due primarily to increased association business with smaller average individual member premiums written in 1998, 1997 and 1996 and decreases in premium rates on new and renewal policies. The Company's ten largest customers accounted for approximately $4.4 million or 5.3% of the Company's premiums in force in 1998 compared to $5.3 million or 6.7% of the Company's premiums in force in 1997 and $5.1 million or 7.4% of premiums in force in 1996. No customer accounted for more than 5% of in force premiums in 1998, 1997 or 1996. The Company renewed approximately 72.5% of the policies scheduled to expire in 1998 whereas approximately 78% and 83% were renewed in 1997 and 1996, respectively.

     Currently, all of the Company's customers are in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Rhode Island, Connecticut and New Hampshire. In addition to these states, the Company is also currently licensed in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa and Florida. The Company currently has no intention to expand operations beyond the present states in which it is currently operating but will reevaluate the circumstances as opportunities arise.

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

     The Company determines the premium to be charged a customer based on several factors, including: (i) the expected dollar loss per $100 of payroll for the customers' industry, (ii) the customer's experience modifier, a measurement of the difference between the customer's past claims experience and its industry average, and (iii) an upward or downward adjustment to the premium by the Company based on its assessment of the risks associated with providing the coverage for the specific customer and on competitive market prices. A customer's expected dollar loss and experience modifier are each determined by an independent rating agency established by its state, based on a three-year average of the claims experience of the customer and its industry.

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

SALES AND MARKETING

     The Company sells its workers' compensation products and services through independent insurance agencies, including several large national agencies, as well as one- or two-person agencies. Agencies are paid a commission, which averaged 8.0% of the Company's gross premiums earned in 1998 compared to 7.8% of gross premiums earned in 1997 and 7.3% of gross premiums earned in 1996. The Company's ten highest producing agencies accounted for approximately $19.1 million or 23.2% of premium in force in 1998 compared to $21.1 million or 26.9% of premiums in force in 1997 and $25.7 million or 37.0% of premiums in force in 1996. No agency accounted for more than 3.4% of premiums in force in 1998 compared to 4.3% of premiums in force in 1997 and 6.2% of premiums in force in 1996. The Company continually markets its products and services to its' agencies to keep them aware of developments in the Company's business. Each state's management group and underwriting team is responsible for establishing and maintaining agency relationships.

REINSURANCE

     The Company shares the risks and benefits of the insurance it underwrites through reinsurance. The Company has in effect "excess of loss" policies under which a reinsurer is paid a percentage of the Company's gross premiums earned, and the reinsurer agrees to assume all risks relating to injuries over a specific dollar amount on a per occurrence basis. Excess of loss coverage in Minnesota is provided by a state established organization, the Minnesota Workers' Compensation Reinsurance Association (WCRA). In non-Minnesota states, excess of loss coverage is purchased through private reinsurers.

     In 1998, 1997 and 1996, the Company selected per occurrence levels in Minnesota under the WCRA of $280,000, $1.1 million and $1.0 million, respectively. In 1999, Minnesota excess of loss coverage under the WCRA begins at $290,000.

    In 1998 and 1997, the Company purchased non-Minnesota excess of loss coverage primarily through General Reinsurance Corporation, rated A++ (Superior) by A.M. Best. The excess of loss policies in effect during 1998 and 1997 provided reinsurance up to $9.5 million in excess of $500,000 per person per any one loss and up to $40 million in excess of $10 million per occurrence ultimate net loss. This excess of loss policy was effective January 1, 1997, and replaced excess of loss policies that were terminated on December 31, 1996. Retention under this excess of loss was reduced to $300,000 and coverage was expanded to cover claims to statutory limits beginning January 1, 1999.

     In 1996, the non-Minnesota excess of loss policies provided reinsurance up to $9.5 million in excess of $500,000 per person per any one loss and up to $49.5 million in excess of $500,000 per occurrence ultimate net loss. Transatlantic Reinsurance Company, rated A++ (Superior) by A.M. Best, is the only reinsurance company that received more than 15% of the premiums paid for reinsurance coverage under the 1996 excess of loss coverage.

     For claims occurring on or after July 1, 1998, the Company purchased excess of loss coverage through First Excess and Reinsurance Corporation, rated A (Excellent) by A.M. Best that provides reinsurance up to $275,000 in excess of $25,000 in all states except Minnesota where the coverage is $255,000 in excess of $25,000 for 1998 and $265,000 in excess of $25,000 for
1999. This coverage reduces risk and volatility in the Company's operating performance and is in effect through December 2000.

     During 1994, 1993 and 1992, the Company maintained a quota-share reinsurance agreement with Reliance Insurance Company ("Reliance") under which the Company ceded to Reliance a percentage of all written premium dollars, and Reliance assumed that same percentage of all risks and related costs. The Company did not have any quota-share reinsurance agreements in effect for 1998, 1997, 1996 or 1995 and has none in effect for 1999. A.M. Best currently rates Reliance A- (Excellent).

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

     Large insurance companies exit and enter the workers' compensation market in different states depending on their appraisal of current market conditions. As a result, many insurance companies stopped underwriting workers' compensation insurance during the early 1990's due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In 1998, 1997 and 1996, the Company experienced increased market pressure as new carriers, including large insurance companies and single line workers' compensation insurance companies, entered the market.

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

     An additional competitive factor results from the fact that some employers will not purchase workers' compensation products from carriers with an A.M. Best rating less than "A". In addition, certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer's underlying insurance policy, such as the workers' compensation portion is written by a carrier with a less than "A" rating. The Company believes that its B++ letter rating from A.M. Best may make it difficult, in certain instances, for the Company to provide its products to certain employers. In such instances, the Company can still compete by writing these employers using an "A" rated insurer's paper. This process, known as fronting, adds additional cost for ACIC but allows access to a market we may not otherwise access.

     The Company's insurance subsidiary was assigned an initial rating of B++ (Very Good) on a scale of A++ (Superior) to F (In Liquidation) on December 16, 1996. This rating was reaffirmed in February 1998. An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of the Company's financial condition and operating performance. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. Furthermore, A.M. Best ratings are not ratings of the Company or any of its securities. A.M. Best ratings include Secure Ratings, consisting of A++ and A+ (Superior); A and A- (Excellent); B++ and B+ (Very Good); Vulnerable Ratings, consisting of B and B- (Adequate); C++ and C+ (Fair); C and C- (Marginal); D (Very Vulnerable); E (Under State Supervision) and F (In Liquidation).

DATA MANAGEMENT

     In 1998, 1997 and 1996, the Company contracted with unrelated third parties for certain computer information systems and other software licenses. In 1996, the Company developed and implemented its own proprietary claims management and medical fee adjudicating systems to manage claims, audit medical fees, pay claims, provide reports to policyholders and analyze claims data. These systems replaced third party contracts for claims management and medical fee adjudicating systems. In 1995, the Company developed and implemented its own proprietary policy management system to process insurance applications and issue policies and endorsements. This system replaced a third party contract for a policy management system. The Company continues to utilize third party software to maintain financial information, prepare accounting reports and financial statements, perform billing and collections, pay vendors and track agent commissions. The Company also contracts with a third party provider of payroll services for payroll, benefit and human resource software services. The Company utilizes other licensed software from national vendors to maintain its financial records, file statutory statements with insurance regulators and perform other general business.

EMPLOYEES

     The Company had 280 full-time employees at December 31, 1998. Of the Company's employees, approximately 138 work in the Company's administrative and financial functions and 142 serve on approximately 26 different operating teams. None of the Company's employees are subject to collective bargaining agreements. The Company believes its employee relations are good.

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

     Workers' compensation coverage is a creation of state law, subject to change by the state legislature, and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state operated funds. New laws affecting the workers' compensation system in Minnesota, Colorado, Missouri, Michigan and Massachusetts and any other state where the Company currently operates or may operate in the future, including laws that require all employers to participate in state sponsored funds or that mandate premium reductions, could have a material adverse effect on the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company:


Name                        Age    Position
----                        ---    --------
David C. Prosser             74    Chairman of the Board
Carl B. Lehmann              45    President and Chief Executive Officer
Tim C. Chan                  48    Chief Financial Officer, Secretary and Treasurer
Anthony J. Rotondi           53    Chief Operations Officer
Tanna L. Moore               44    Chief Marketing Officer
Marguerite K. Downey         48    Chief Information Officer
Daniel R. Haag               42    Vice President, Human Resources


     David C. Prosser, the founder of the Company and Chairman of the Board, served as President and Chief Executive Officer through January 1998, and has been a Director of the Company since its formation in 1983. From 1965 through 1985, Mr. Prosser was the owner and President of Vocational Personnel Services, Inc., which merged into the Company in 1986.

     Carl B. Lehmann became a Director of the Company in November 1997 and was appointed President and Chief Executive Officer in January 1998. Mr. Lehmann served as President of the Stored Value Group, a division of American Express Travel Related Services, Inc. (AMEX) from 1993 to 1997. Prior to that time, Mr. Lehmann served as Vice President of various departments at AMEX from 1987 to 1993 and Citicorp Retail Services from 1982 to 1987.

     Tim C. Chan joined the Company in July 1998 as the Chief Financial Officer. Mr. Chan was the Vice President Finance and Controller of the U.S. Grocery Division of Campbell Soup from 1997 to 1998. Prior to that time, Mr. Chan served as Vice President - Finance Pillsbury Brands Group for the Pillsbury Company from 1990 to 1997.

     Anthony J. Rotondi joined the Company in November 1998 as Chief Operations Officer. Before joining RTW, Mr. Rotondi managed CompuPros Inc., a technology consulting firm in Dallas, Texas. Prior to that time, Mr. Rotondi served as Senior Vice President Operations with Fortis Financial Group from 1993 to 1996. Mr. Rotondi also held several other leadership positions during his over twenty year tenure with Fortis Financial Group.

     Tanna L. Moore joined the Company in December 1998 as Chief Marketing Officer. Prior to joining the Company, Ms. Moore was Vice President of Sales and Marketing for Ontrack Data International, Inc. from 1997 to 1998. Ms. Moore has prior experience as Vice President of Business Strategy for Ceridian Corporation from 1991 to 1996, Senior Vice President at U.S. Communications Corporation from 1982 to 1990 and in product management at General Mills, Inc. from 1978 to 1982

     Marguerite K. Downey joined the Company in December 1997 as Vice President, Chief Information Officer. Prior to joining the Company, Ms. Downey served as the Vice President of Technology for Performark, Inc. from 1996 to 1997 and as the Vice President, Information Services for Fortis from 1988 to 1996. Ms. Downey also served in other information system positions at Fortis from 1972 to 1988.

     Daniel R. Haag joined the Company in June 1996 as the Director of Human Resources and became Vice President, Human Resources in August 1996. Prior to joining the Company, Mr. Haag served as the Director of Human Resources, Scholastic and Recognition Division for Jostens in 1994 and 1995 and served in numerous human resource positions with SPX Corporation from 1979 to 1994 including Director of Human Resource for SPX divisions from 1990 to 1994.

ITEM 2.   PROPERTIES

The following is a summary of properties leased by the Company at December 31, 1998:


                                                        Area leased
Location and description                              (in square feet)                   Termination
------------------------                              ----------------                  --------------
   Bloomington, Minnesota;  Headquarters space              41,918                      September 2002
   Brainerd, Minnesota;  Minnesota satellite office          4,274                       October 2000
   Denver, Colorado;  Colorado office space                 19,779                       February 2000
   St. Louis, Missouri;  Missouri office space               9,591                      September 2000
   Overland Park, Kansas; Missouri satellite office          3,604                       November 2002
   Detroit, Michigan;  Michigan office space                11,008                         June 2002
   Grand Rapids, Michigan;  Michigan satellite office        1,000                       November 2000
   Boston, Massachusetts; Massachusetts office space        12,381                         May 2002


ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's shares are publicly traded on The Nasdaq Stock Market under the symbol RTWI. The table below sets forth the range of high and low sales prices for the Company's stock for each quarter during the past two years. On March 1, 1999, the Company had approximately 2,700 shareholders.


                                   First       Second         Third       Fourth
         Fiscal Year:             Quarter      Quarter       Quarter      Quarter
         ------------             -------      -------       -------      -------
         1998       High           10-3/8        9-1/4       7-13/16      6-3/8
                    Low             5-5/8        7-1/2       4-3/8        3-13/16

         1997       High           19-1/4       10-3/8       9-7/8        9-3/4
                    Low             7            7-3/8       6-7/8        5-1/4

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

ITEM 6.   SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below for each of the three years in the period ended December 31, 1998, and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for each of the two years in the period ended December 31, 1995, and the consolidated balance sheet data at December 31, 1996, 1995 and 1994, are derived from audited consolidated financial statements not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this Form 10-K.


                                           1994          1995          1996          1997          1998
                                        ---------     ---------     ---------     ---------     ---------
                                                       (In thousands, except per share data)
Total revenues                          $  28,241     $  49,433     $  68,725     $  88,263     $  90,152
Income (loss) from operations               7,879        12,569        14,808         9,446       (10,485)
Net income (loss)                           4,195         7,058         8,982         5,799        (7,081)
Basic income (loss) per share (1)            0.49          0.67          0.76          0.49         (0.59)
Diluted income (loss) per share (1)          0.49          0.64          0.74          0.48         (0.59)
Premiums in force at year end              39,900        51,700        69,500        78,400        82,100
Total assets                               56,765       101,124       123,731       142,997       170,945
Notes payable                               9,993         8,891         6,739         4,875         2,461
Total shareholders' equity                  6,136        41,438        51,311        58,357        52,618


------------------------
(1) Adjusted to reflect a three-for-two stock split in May 1996 and a five-for-one stock split in 1995. For additional information relating to income (loss) per share, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE COMPANY - RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, "we," "our" and "us" refers to these entities in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We developed a proprietary management system, the RTW SOLUTION-Registered Trademark-, designed to lower employers' workers' compensation costs and return injured employees to work as soon as possible. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers' compensation management services solely to employers insured through our insurance subsidiary. We operated in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, New Hampshire and Rhode Island during 1998.

Financial Summary

This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with the Consolidated Financial Statements.

The following table provides an overview of our key operating results (000's):


                                                      YEAR ENDED DECEMBER 31,
                                                  1998         1997         1996
                                              ----------    ---------    ----------
Total revenues                                $   90,152    $  88,263    $   68,725

Claim and claim settlement expenses               75,294       55,543        39,080

Net income (loss)                                 (7,081)       5,799         8,982


     RTW reported total revenues of $90.2 million in 1998, a 2.1 percent increase over total revenues of $88.3 million reported for 1997. Total revenues in 1998 were significantly reduced by premiums ceded under an excess of loss reinsurance agreement entered into during the fourth quarter of 1998. This agreement was effective for claims occurring on or after July 1, 1998, however the effect of the transaction was recorded entirely in the fourth quarter of 1998. Total revenues were also positively affected by a refund of $2.3 million from the Minnesota Workers' Compensation Reinsurance Association, which was recorded in the first quarter of 1998; a similar refund of $358,000 was recorded in the third quarter of 1997. Excluding the effects of reinsurance and refunds, adjusted total revenues increased 7.5 percent in 1998 versus the reported increase of 2.1 percent. We also reported a net loss of $7.1 million in 1998, compared to net income of $5.8 million reported for 1997, and basic and diluted net loss per share of ($0.59) in 1998 versus basic net income per share of $0.49 and diluted income per share of $0.48 in 1997.

     The single largest item affecting our 1998 operating results was the addition of $11.0 million to unpaid claim and claim settlement expenses to cover adverse development of 1997 and prior year open claims in Minnesota, Colorado and Missouri. This addition was recorded $3.0 million to the first quarter of 1998, $400,000 to the second quarter of 1998 and the remainder to the fourth quarter of 1998. This adverse development was the result of changes in our internal claim reserving standards, new claim petitions for previously injured workers, the need for further surgical procedures and rehabilitation treatment, as well as new litigation on existing claims. The adjustment made for 1997 and prior years also increased our estimate for 1998 unpaid claim and claim settlement expenses. We will continue to aggressively manage prior year open claims to diminish the likelihood that prior year reserves will increase in the future. We believe that our reserves are adequate to cover costs for claims reported and for those incurred but not reported at December 31, 1998.

     In the following pages, we take a look at the 1998, 1997 and 1996 operating results for items in our Consolidated Statement of Operations and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

TOTAL REVENUES: Our total revenues include premiums earned, investment income and net realized investment gains.

The following table summarizes the components of our revenues and premiums in force (000's);

                                                           YEAR ENDED DECEMBER 31,
                                                       1998          1997          1996
                                                     --------      --------      --------
Gross premiums earned                                $ 89,881      $ 81,385      $ 63,755
Premiums ceded                                         (8,489)         (342)         (697)
                                                     --------      --------      --------
   Premiums earned                                     81,392        81,043        63,058
Investment income                                       7,714         6,821         5,667
Net realized investment gains (losses):
     Gains                                              1,591           479             -
     Losses                                              (545)          (80)            -
                                                     --------      --------      --------
         Net realized investment gains                  1,046           399             -
                                                     --------      --------      --------
             Total revenues                          $ 90,152      $ 88,263      $ 68,725
                                                     --------      --------      --------
                                                     --------      --------      --------

                                                         1998          1997          1996
                                                     --------      --------      --------
Premiums in force by regional office at year-end
   Minnesota                                         $ 34,800      $ 44,600      $ 52,400
   Colorado                                            12,300        12,900        12,000
   Missouri                                            16,300        14,300         4,700
   Michigan                                             9,700         5,200           400
   Massachusetts                                        9,000         1,400             -
                                                     --------      --------      --------
         Total premiums in force                     $ 82,100      $ 78,400      $ 69,500
                                                     --------      --------      --------
                                                     --------      --------      --------

GROSS PREMIUMS EARNED: Premiums on workers' compensation insurance policies are our largest source of revenue. Premiums earned are the gross premiums earned by us on in force workers' compensation policies, net of the effects of ceded premiums under reinsurance agreements.

     The premium we charge a policyholder is a function of their payroll, industry and prior workers' compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis matching our billing to the policyholder and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit employer payrolls for the policy period and adjust the estimated payroll to its actual value. The result is a "final audit" adjustment recorded to premiums earned when the adjustment becomes known. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

     Our gross premiums earned in 1998 increased 10.4% to $89.9 million from $81.4 million in 1997. This increase resulted from the 4.7% increase in premiums in force to $82.1 million at December 31, 1998, from $78.4 million at December 31, 1997. Additionally, in force premiums grew less rapidly in 1998 than in 1997 resulting in a more stable, higher average in force premium during the year generating increased gross premiums earned. Final audit premiums earned during 1998 decreased to $7.2 million from $7.5 million in 1997.

     Gross premiums earned in 1997 increased 27.6% to $81.4 million from $63.8 million in 1996. This increase resulted, in part, from the 12.8% increase in premiums in force to $78.4 million at December 31, 1997, from $69.5 million at December 31, 1996. Additionally, gross premiums earned increased as we recognized $7.5 million of final audit premiums in 1997 compared to $970,000 recognized in 1996.

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

PREMIUMS CEDED: Reinsurance agreements allow us to share certain risks with other insurance companies. The primary purpose of ceded reinsurance is to protect us from potential losses in excess of the level we are willing to accept. Our primary ceded reinsurance is excess of loss coverage that limits our per incident exposure. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves. We are not aware of any developments with respect to any of our reinsurers that would prevent them from honoring any of their obligations to us.

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per incident exposure and record this cost as a reduction to gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for Minnesota policies from the Minnesota Workers' Compensation Reinsurance Association (WCRA). Our selected retention levels in Minnesota were $280,000 in 1998, $1.1 million in 1997 and $1.0 million in 1996. In other states, we continued to limit our per incident exposure to $500,000 and purchased this coverage from various reinsurers. Additionally, for claims occurring on or after July 1, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to $280,000 in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date. As a result, activity occurring from July 1, 1998 through October 1, 1998 has been recorded on a retroactive basis resulting in the deferral of a gain totaling $2.0 million. Activity occurring on or after October 1, 1998 has been recorded prospectively. This gain will be amortized into income in future years using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer.

     The following table summarizes the components of premiums ceded (000's):

                                                                 YEAR ENDED DECEMBER 31,
                                                               1998       1997       1996
                                                             --------    ------    -------
Premiums ceded, net:
     Non-WCRA excess of loss policies                        $ (7,805)   $ (682)   $  (571)
     WCRA                                                      (2,931)      (18)      (377)
     Refund from the WCRA on prior years' activity              2,247       358        251
                                                             --------    ------    -------
             Premiums ceded                                  $ (8,489)   $ (342)   $  (697)
                                                             --------    ------    -------
                                                             --------    ------    -------

     Premiums ceded to reinsurers increased to $8,489,000 in 1998 from $342,000 in 1997. This increased cost resulted from (i) reducing our selected Minnesota excess of loss reinsurance coverage levels to $280,000 in 1998 from $1.1 million in 1997; (ii) increased excess of loss premium rates in Minnesota in 1998 from 1997, (iii) increased excess of loss costs resulting from increased premiums earned in non-Minnesota states, and (iv) increased excess of loss costs resulting from further limiting our exposure to $25,000. This increase was offset by recognizing a $2.2 million refund received from the WCRA in 1998 as a reduction of premiums ceded, compared to a refund of $358,000 from the WCRA in 1997.

     Premiums ceded to reinsurers decreased to $342,000 in 1997 from $697,000 in 1996. The decrease in premiums ceded resulted from (i) reduced premium rates in 1997 from 1996 for our selected excess of loss reinsurance coverage levels in Minnesota, (ii) reduced premiums for excess of loss coverage in other states, and (iii) the recognition of a refund received from the WCRA of $358,000 in 1997.

1999 OUTLOOK: The 1999 outlook for gross premiums earned and premiums ceded include the following factors:

     - We expect continued growth in premiums in force in our non-Minnesota markets offset by decreasing premiums in force in Minnesota which will lead to moderate overall growth in premiums in force and moderate growth in gross premiums earned;

     - We expect continued downward pressure on the amount we charge for our products and services;

     - Premiums ceded will increase due to reducing our selected retention level to $25,000 in all our states from $280,000 in Minnesota and $500,000 in our non-Minnesota states. This reduction will result in additional excess of loss policy cost and significantly reduce premiums earned; and

     - We believe the recent events within the workers' compensation reinsurance market will have no impact on our reinsurance program for 1999.

INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS: Our investment income includes earnings on our investment portfolio. Net realized investment gains include gains and losses from sales of available-for-sale securities and are displayed separately on our Consolidated Statement of Operations. We currently invest entirely in U.S. domiciled investment grade taxable and tax-exempt fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, prepayment risk and funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the "Investments" section of this Management's Discussion and Analysis.

     Investment income and net realized investment gains increased 21.3% to $8.8 million in 1998 from $7.2 million in 1997, due to increased funds available for investment and increased net realized investment gains totaling $1.0 million in 1998 compared to $399,000 realized in 1997. Investment income has been significantly affected by growth of tax-exempt municipal securities included in our portfolio that earn lower pre-tax yields than taxable securities but earn higher comparable yields on a tax adjusted basis. Funds available for investment increased to $126.6 million at December 31, 1998, from $112.3 million at December 31, 1997, due to increased net cash provided by operating activities resulting primarily from (i) the difference in timing between the receipt of premiums and the payment of claim and claim settlement expenses and (ii) net cash provided by investment income. Pre-tax investment yields decreased to 6.0% in 1998 from 6.3% in 1997 due to purchasing tax-exempt municipal securities, which have lower yields on a pre-tax basis offset by portfolio diversification during 1998 and 1997. The investment yield realized in future periods will be affected by yields attained on new investments.

     Investment income and net realized investment gains increased 27.4% to $7.2 million in 1997 from $5.7 million in 1996, due to increased funds available for investment and net realized investment gains totaling $399,000. Funds available for investment increased to $112.3 million at December 31, 1997, from $89.8 million at December 31, 1996, due to increased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums and the payment of claim and claim settlement expenses and (ii) net cash provided by investment income. Investment yields increased to 6.3% in 1997 from 6.2% in 1996.

1999 OUTLOOK: Barring significant changes in interest rates or operational cash flows, we expect that the 1999 pre-tax yield from our investment portfolio will be affected by the following:

     - Increased funds will become available for investment due to increased net cash provided by operating and investment activities. The increase, however, will decrease from levels attained in prior years due to ceded premiums on excess of loss policies for losses in excess of $25,000;

     - Our recognition of realized gains and losses will depend on the repositioning of the portfolio, if any, that occurs in 1999 as we continue to diversify our portfolio from U.S. government securities to other taxable and tax-exempt fixed maturity securities; and

     - We will continue to include fixed maturity tax-exempt securities in our investment portfolio to increase after-tax yields. Fixed maturity, tax-exempt securities may have the effect of reducing investment income recognized and decrease pre-tax investment yields but are expected to contribute more to after-tax net income as a result of the favorable treatment tax-exempt municipal income receives for federal income tax purposes.

CLAIM AND CLAIM SETTLEMENT EXPENSES: Claim expenses refer to medical and indemnity amounts that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the Consolidated Statements of Operations.

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

     Claim and claim settlement expenses increased to $75.3 million in 1998 from $55.5 million in 1997. As a percent of premiums earned, claim and claim settlement expenses increased to 92.5% in 1998 from 68.5% in 1997. These changes are due to the following:

     - Gross premiums earned increased to $89.9 million in 1998 from $81.4 million in 1997 resulting in increased claim and claim settlement expenses as we provided coverage for more employers;

     - During 1998, we increased our estimate of the pre-1998 liability for unpaid claim and claim settlement expenses by $11.0 million as a result of unfavorable claims experience for those periods. This increase was $14.1 million more than the $3.1 million reduction that we recorded in 1997. Additionally, we increased our estimate for the 1998 liability for unpaid claim and claim settlement expenses as a result of the 1997 and prior year adjustment. At December 31, 1998, we had gross reserves for unpaid claim and claim settlement expenses of $97.3 million including $53.2 million for 1998 claims and $44.1 million for claims relating to years prior to 1998;

     - Reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, have resulted in an increase in claim and claim settlement expenses as a percentage of premiums earned; and

     - Average claim cost continued to decrease in 1998 due to realized operating efficiencies and effectiveness and legislative changes in benefits to claimants. These decreases did not keep pace, however, with decreases in pricing.

     Claim and claim settlement expenses increased to $55.5 million in 1997 from $39.1 million in 1996. As a percent of premiums earned, claim and claim settlement expenses increased to 68.5% in 1997 from 62.0% in 1996.

These changes are due to the following:

     - Gross premiums earned increased to $81.4 million in 1997 from $63.8 million in 1996 resulting in increased claim and claim settlement expenses as we provided coverage for more employers;

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

1999 OUTLOOK: We expect that claim and claim settlement expenses will be affected by the following factors:

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

     - Claim and claim settlement expenses will decrease due to reducing our selected retention level to $25,000 in all our states from $280,000 in Minnesota and $500,000 in our non-Minnesota states. This reduction will result in additional ceding of paid and unpaid claim and claim settlement expenses and significantly reduce claim and claim settlement expenses; and

     - Continued application of our claims management technology and methods to all open claims at December 31, 1998, may benefit future periods. The magnitude of any benefit realized cannot be quantified at this time.

     The ultimate result of the above factors, combined with the change in premium rates, on 1999 claim and claim settlement expenses as a percent of premiums earned is unknown at this time.

POLICY ACQUISITION COSTS: Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, offset by ceding commissions received from our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them. Ceding commissions represent adjustments based on actual claim and claim settlement expenses related to premiums ceded in prior years. Under our reinsurance agreements, ceding commission is adjusted to the extent that actual claim and claim settlement expenses vary from levels specified in the agreements.

The following table summarizes policy acquisition costs (000's):

                                                                   YEAR ENDED DECEMBER 31,
                                                               1998        1997       1996
                                                             -------     -------    --------
Commission expense                                           $ 7,171     $ 6,369     $ 4,670
Premium tax expense                                            1,839       1,651       1,312
Other policy acquisition costs                                 4,964       3,637       2,216
                                                             -------     ------      -------
     Direct policy acquisition costs                          13,974      11,657       8,198
Ceding commissions resulting from unpaid claim and claim
   settlement liability adjustments from 1992 to 1994              -           1      (1,871)
                                                             -------     ------      -------
     Policy acquisition costs                                $13,974     $11,658     $ 6,327
                                                             -------     ------      -------
                                                             -------     ------      -------

     Policy acquisition costs increased to $14.0 million in 1998 from $11.7 million in 1997 and $6.3 million in 1996. As a percent of gross premiums earned, policy acquisition costs increased to 15.5% in 1998 from 14.3% in 1997 and 9.9% in 1996. These increases reflect the following:

     - Commission expense increased to 8.0% of gross premiums earned in 1998 from 7.8% in 1997 and 7.3% in 1996. The increased commission percent is the result of marketing programs initiated in prior years, including volume based incentive programs and higher commissions for new business that increased commission rates to agents resulting in increased average commissions and increased commission expense. Additionally, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates have continued into current policy periods and will have a greater impact on the commission expense percent as the non-Minnesota states continue to grow relative to Minnesota. In all of our markets, we believe the commission rates we pay are marketplace competitive;

     - Premium tax expense remained consistent at 2.0% of gross premiums earned in 1998 compared to 2.0% in 1997 and 2.1% in 1996. Premium tax expense was slightly higher in 1996 due to higher premium tax rates paid for premiums earned in Colorado;

     - Other policy acquisition costs increased to 5.5% of gross premiums earned in 1998 from 4.5% in 1997 and 3.5% in 1996, due to (i) increased personnel and overhead costs associated with improving our underwriting function, (ii) increased personnel costs necessary for the growth in premiums in force, and (iii) increased spending on marketing programs; and

     - There were no ceding commissions in 1998 compared to a cost of $1,000 in 1997 from a benefit of $1.9 million in 1996. We recognized favorable adjustments to our claims experience for accident years 1992 through 1994 resulting in the 1996 benefits realized.

1999 OUTLOOK: We expect that policy acquisition costs as a percent of gross premiums earned will stabilize or remain relatively constant as a percent of gross premiums earned during 1999 due to the following:

     - We expect commission expense as a percent of gross premiums earned to increase during 1999 as the non-Minnesota states continue to grow in size relative to Minnesota;

     - We expect premium tax expense as a percent of gross premiums earned in 1999 to remain consistent with 1998; and

     - We expect that other policy acquisition costs will be consistent with 1998 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs. We also expect that these costs will be offset on a limited basis from increases in operating efficiency and effectiveness during 1999 realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems.

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses include personnel costs, office rent, certain state administrative charges based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     Our general and administrative expenses decreased to $11.4 million in 1998 from $11.6 million in 1997 and increased from $8.5 million in 1996. As a percent of gross premiums earned, general and administrative expenses decreased to 12.6% in 1998 from 14.3% in 1997 and 13.3% in 1996. General and administrative expenses for 1998 and 1997 include benefits of $1.1 million recorded in the second quarter of 1998, $695,000 recorded in the fourth quarter of 1998 and $842,000 recorded in the third quarter of 1997, resulting from the reversal of 1998, 1997 and 1996 accruals for assessments by the Minnesota Insurance Guarantee Association (MIGA), an organization formed to fund Minnesota claims for insolvent insurance companies. MIGA did not assess its members in 1998 or 1997 for workers' compensation claim liabilities arising from current or prior insolvencies resulting in the accrual reversals and we do not expect an assessment in 1999. After adjusting for the accrual reversals, our general and administrative expenses increased to $12.4 million in 1998 from 11.4 million in 1997 and $7.7 million in 1996. These increases reflect:

     - expenses incurred for expansion in Michigan and Massachusetts in 1998 and 1997 and Missouri in 1996, not offset by revenues from premiums in force in those states;

     - additional personnel costs for new employees resulting from the growth in in force premium; and

     - General and administrative expenses continue to improve as a percent of premiums earned, after adjusting for MIGA accrual reversals and one-time charges. Actions to reduce personnel costs were initiated in the first quarter of 1998 to bring operating expenses more in line with revenues. Other expenses continue to be managed aggressively and reduced where appropriate.

1999 OUTLOOK: We expect that general and administrative expenses will be affected by the following:

     - We will continue to aggressively manage all general and administrative expenses in 1999;

     - We have no plans to open additional state offices in 1999 and expect that growth in premiums in force in Michigan and Massachusetts will result in additional revenues to cover the fixed costs in those states; and

     - We expect to increase operational efficiency during 1999 through enhancements to our internal processes and procedures, including changes to our internal proprietary computer systems.

INTEREST EXPENSE: We incurred interest charges on our Senior Notes in 1998, 1997 and 1996 and our Series 1991A and 1991B Notes in 1996. The Series 1991A and 1991B Notes were paid in full in December 1996. The Senior Notes mature in series during the years 1995 through 1999. We paid interest at rates ranging from 9.25% to 9.50% on the outstanding balance on our Senior Notes during 1998.

     Interest expense decreased to $546,000 in 1998 from $777,000 in 1997 and $1.1 million in 1996 due to principal payments on the Senior Notes in December 1998, 1997 and 1996 and payments on the Series 1991A and 1991B Notes in December 1996. The Series 1991A and 1991B Notes were paid in full in 1996.

1999 OUTLOOK: Interest expense on the Senior Notes is expected to decrease from $546,000 in 1998 to $266,000 in 1999 as a result of principal payments of $2.5 million made in December 1998.

INCOME TAXES: We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization's operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition and payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.

     Income taxes were a benefit of $4.0 million in 1998 compared to expense of $2.9 million in 1997 and $4.7 million in 1996. As a percent of income
(loss) before income taxes, the income tax expense (benefit) was (35.8%) of the loss before income taxes in 1998 compared to 33.1% and 34.5% of income before income taxes in 1997 and 1996 respectively. The income tax expense (benefit) percent in 1998 has been affected by (i) our loss from operations which resulted in a credit against taxes previously paid, (ii) decreased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, (iii) decreases in the profitability of ACIC, and (iv) the introduction of tax-exempt municipal income beginning in the second quarter of 1998.

1999 OUTLOOK: Income tax expense (benefit) will vary based on (i) the income
(loss) from operations we recognize for 1999, and will (ii) decrease as a percent of income (loss) before taxes relative to the statutory effective rate as we purchase additional tax-exempt municipal fixed investments for our investment portfolio. The ultimate change is unknown at this time.

INVESTMENTS

Our portfolio of fixed maturity securities at December 31, 1998 included tax-exempt municipal securities (52.6%), corporate securities (17.0%), mortgage-backed securities (15.3%), U.S. government securities (11.5%), and asset-backed securities (3.6%). After several years of purchasing solely U.S. government securities, we engaged an investment manager in the second quarter of 1997 to diversify our portfolio to other taxable fixed maturity investments and to maximize our after-tax investment income without taking inappropriate credit risk. During the second quarter of 1998, we transferred our portfolio to a new investment manager and further diversified our portfolio to include investment grade tax-exempt fixed maturity investments. We manage our fixed maturity portfolio conservatively, investing only in investment grade (BBB or better rating from Standard and Poor's) securities of U.S. domiciled issuers. We do not invest in derivative securities. Additionally, in December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities with a historical cost, net of amortization, of $53.8 million and a fair value of $54.7 million, to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk.

     Funds provided by our operating cash flows and investment cash flows are the source of growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses and other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio grew 12.8% or $14.3 million to $126.6 million at December 31, 1998, from $112.3 million at December 31, 1997, as a result of these factors.

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

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our unpaid claim and claim settlement expenses represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred in 1998 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a "case" basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

     The following two tables reconcile the beginning and ending insurance reserves, displayed individually for each of the last three years.

The following table sets forth reserves on a gross (before reinsurance) basis (000's):

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  1998        1997          1996
                                                                               --------     --------      --------
GROSS RESERVES FOR CLAIM AND CLAIM SETTLEMENT EXPENSES:
  Gross reserves for claim and claim settlement expenses,
    beginning of year                                                          $ 61,069     $ 49,256      $ 37,138
  Provision increases (decreases) for claim and claim
    settlement expenses:
      Current year                                                               78,520       60,265        49,440
      Prior years                                                                11,444       (4,394)      (11,051)
                                                                               --------     --------      --------
        Total provision                                                          89,964       55,871        38,389

  Payments for claim and claim settlement expenses:
      Current year                                                               25,448       23,529        16,239
      Prior years                                                                28,316       20,529        10,032
                                                                               --------     --------      --------
        Total payments                                                           53,764       44,058        26,271
                                                                               --------     --------      --------
  Gross reserves for claim and claim settlement expenses,
    end of year                                                                $ 97,269     $ 61,069      $ 49,256
                                                                               --------     --------      --------
                                                                               --------     --------      --------

The following table sets forth reserves on a net (after reinsurance) basis (000's):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 1998         1997         1996
                                                                               --------     --------      --------
NET RESERVES FOR CLAIM AND CLAIM SETTLEMENT EXPENSES:
  Net reserves for claim and claim settlement expenses,
    beginning of year                                                          $ 55,695     $ 43,073      $ 28,826
  Provision increases (decreases) for claim and claim
    settlement expenses:
      Current year                                                               64,268       58,675        47,155
      Prior years                                                                10,979       (3,085)       (8,075)
                                                                               --------     --------      --------
        Total provision                                                          75,247       55,590        39,080

  Payments for claim and claim settlement expenses:
      Current year                                                               25,350       23,529        16,238
      Prior years                                                                27,737       19,439         8,595
                                                                               --------     --------      --------
        Total payments                                                           53,087       42,968        24,833
                                                                               --------     --------      --------
  Net reserves for claim and claim settlement expenses,
    end of year                                                                $ 77,855     $ 55,695      $ 43,073
                                                                               --------     --------      --------
                                                                               --------     --------      --------

     The 1998 net reserves for claim and claim settlement expenses shown in the preceding table as determined under Generally Accepted Accounting Principles (GAAP) were $3.3 million greater than the 1998 net reserves as determined under statutory accounting principles (SAP). The difference arises since SAP allows a reserves offset for retrospective reinsurance (see Results of Operations -- Premiums ceded) while GAAP requires the offset to be recorded prospectively over the life of the contract.

     The following loss reserve development table sets forth the change, over time, of reserves established for claim and claim settlement expenses at the end of the last seven years. The following loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000's):

                                                                         DECEMBER 31,
                                          1998        1997       1996       1995      1994       1993       1992
                                        ---------  ---------  ---------   --------  ---------  ---------  ---------
LOSS RESERVE DEVELOPMENT:
  Gross reserves for unpaid claim
    and claim settlement expenses       $  97,269  $  61,069  $  49,256    $37,138  $  28,165  $  13,279  $   2,688
  Deduct reinsurance recoveries            19,414      5,374      6,183      8,312     13,902      9,593      1,886
                                        ---------  ---------  ---------    -------  ---------  ---------  ---------
  Net reserves for unpaid claim and
    claim settlement expenses           $  77,855  $  55,695  $  43,073    $28,826  $  14,263  $   3,686  $     802
                                        ---------  ---------  ---------    -------  ---------  ---------  ---------
                                        ---------  ---------  ---------    -------  ---------  ---------  ---------
  Paid (cumulative) as of:
    One year later                                 $  27,737  $  19,439    $ 8,595  $   4,639  $   1,436  $     583
    Two years later                                              28,173     12,894      6,476      2,150        678
    Three years later                                                       15,521      7,863      2,348        815
    Four years later                                                                    8,569      2,654        856
    Five years later                                                                               2,816        925
    Six years later                                                                                             951
  Reserves re-estimated as of:
    End of year                         $  77,855  $  55,695  $  43,073  $  28,826  $  14,263  $   3,686  $     802
    One year later                                    66,674     39,988     20,751     12,789      3,784      1,075
    Two years later                                              43,484     18,469      9,318      3,416      1,008
    Three years later                                                       19,796      8,984      2,782        950
    Four years later                                                                    9,669      2,861        912
    Five years later                                                                               2,972        949
    Six years later                                                                                             964
  Initial reserves in excess
    of (less than) re-estimated
    reserves
      Amount                                       $ (10,979) $    (411) $   9,030  $   4,594  $     714  $    (162)
      Percent                                          (19.7%)     (1.0%)     31.3%      32.2%      19.4%     (20.2%)


     The following table is derived from the loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same seven-year period ended December 31, 1998. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimates for the indicated accident year (000's):

                                                                                                        CUMULATIVE
                                                                                                       RE-ESTIMATES
                                                                                                         FOR EACH
                                                             CALENDAR YEAR                               ACCIDENT
                                      1998       1997       1996       1995       1994       1993          YEAR
                                    --------   --------   --------   --------   --------  ---------    ------------
EFFECT OF RESERVE RE-ESTIMATES ON
     CALENDAR YEAR OPERATIONS:
         Accident Year:
              1992                  $    (15)  $    (37)  $     38   $     58   $     67  $    (273)   $       (162)
              1993                       (96)       (42)       596        310       (165)                       603
              1994                      (574)       413      2,837      1,106                                 3,782
              1995                      (642)     1,948      4,604                                            5,910
              1996                    (2,169)       803                                                      (1,366)
              1997                    (7,483)                                                                (7,483)
                                    --------   --------   --------   --------   --------  ---------    ------------
              Total                 $(10,979)  $  3,085   $  8,075   $  1,474   $    (98) $    (273)   $      1,284
                                    --------   --------   --------   --------   --------  ---------    ------------
                                    --------   --------   --------   --------   --------  ---------     -----------

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

     Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments, as well as longer-term investments that have appreciated in value. Our primary cash requirements consist of payments for (i) claim and claim settlement expenses,
(ii) policy acquisition costs, (iii) general and administrative expenses,
(iv)
capital expenditures, (v) income taxes, and (vi) debt service or principal repayment on our outstanding Senior Notes. We generate positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Cash generated is either invested in short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist primarily of U. S. government securities acquired under repurchase agreements with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests in short-term government securities.

     Cash provided by operating activities in 1998 was $9.8 million. This is primarily a result of an increase of $36.2 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, offset by an increase of $14.2 million in amounts due from reinsurers and our net loss of $7.1 million. Net cash used in investing activities was $12.9 million, primarily the result of purchases of $77.6 million of investments, $800,000 in purchases of furniture and equipment offset by proceeds from sales of investments of $63.5 million and maturities of $2.0 million of investments. Net cash used in financing activities was $2.0 million, primarily due to payments totaling $2.5 million on outstanding Senior Notes in December 1998.

     Our need for additional capital is primarily the result of regulations that require certain ratios of capital to premiums written. In the future, we expect that our need for additional capital will be primarily related to the growth of our insurance subsidiary and the need to maintain appropriate capital to premium ratios as defined by state regulatory bodies. As an alternative to raising additional capital, we believe we could secure quota-share or other additional reinsurance, which would have the effect of reducing the ratio of premiums to capital, and could be used to satisfy state regulatory requirements.

     State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC's statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 1998, without regulatory approval, is approximately $4.2 million. (See Note 9 of Notes to Consolidated Financial Statements.) ACIC has never paid a dividend to us and we intend to retain capital in the insurance subsidiary.

     On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. We will repurchase the shares on the open market or through private transactions depending upon market conditions and availability. Through December 31, 1998 we had repurchased 19,500 shares for approximately $87,000. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

     We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, principal repayments and debt service on our outstanding Senior Notes, including principal repayments of $2.5 million due in December 1999, and capital expenditures for the next 12 months.

INTEREST RATE RISK

Our fixed maturity investments and notes payable are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions. We regularly evaluate interest rate risk in order to evaluate the appropriateness of our investments.

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $6.1 million.

     The effect of interest rate risk on potential near-term fair value was determined based on commonly used models. The models project the impact of interest rate changes on factors such as duration, prepayments, put options and call options. Fair value was determined based on the net present value of cash flows or duration estimates, using a representative set of likely future interest rate scenarios.

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

     Year 2000 readiness includes addressing information technology systems (computer equipment, computer software, network hardware and software, etc.), non-information technology systems (systems which include embedded technology such as micro-controllers including telephone systems) and issues relating to third parties with whom we have a material relationship (customers and vendors).

     INFORMATION TECHNOLOGY SYSTEMS: Our insurance subsidiary operations began in 1992. After using third party software and services for several years, we developed our own internal computer systems to manage our claims and related claim settlement expenses (1996) and administer our policy information (1995). These computer systems are year 2000 compliant. Additionally, during the second quarter of 1998 we implemented third-party provided general ledger and accounts payable software, which is year 2000 compliant. Also, we are in the process of internally developing a billing and cash receipt system to be completed by the first quarter of 1999, which will be year 2000 compliant. These system replacements and software developments are occurring as a part of our ongoing operations and are not specifically occurring as a result of the year 2000 issue. We anticipate that our critical computer hardware and software systems will be fully year 2000 compliant in early 1999 and non-critical hardware and software systems will be compliant during the second quarter of 1999. The cost of any hardware and software changes required to comply with the year 2000, other than those contemplated as routine upgrades in our operations, are not expected to have a material adverse effect on our results of operations.

     NON-INFORMATION TECHNOLOGY SYSTEMS: We have reviewed our operationally critical non-information technology systems (non-IT systems) which may have embedded technology that is reliant on the year 2000. We have developed a formal plan to address any non-IT system year 2000 issues. We expect that our non-IT systems will be fully year 2000 compliant by the end of the second quarter of 1999. We are currently unable to determine the ultimate costs relating to non-information technology systems.

     THIRD PARTY READINESS: We have taken steps to ensure that our significant customers and vendors are year 2000 compliant through surveys and further information requests. We have received preliminary information from our critical vendors and anticipate follow-up based on information received through mid-1999 until we are comfortable that our vendors are year 2000 compliant.

     We are reviewing and updating our year 2000 business contingency plan that will address any year 2000 risks we identify. We expect completion of this plan during the second quarter of 1999.

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

REGULATION

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 1998, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan,

Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa and Florida.

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when, or if, the state of Minnesota will require adoption of Codification for preparing statutory financial statements. We have not quantified the effect Codification may have on our statutory financial statements.

FORWARD LOOKING STATEMENTS

Information included in this annual report which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to manage both our existing claims and our new claims in an effective manner, (ii) competition from traditional workers' compensation insurance carriers, (iii) our ability to further penetrate our existing markets, (iv) changes in workers' compensation regulation by states, including changes in mandated benefits or insurance company regulation, (v) our ability to retain our existing customers at favorable beneficial premium rates when their policies renew (vi) our ability to successfully introduce new products and services, and (vii) our ability to ensure that our operations are not adversely affected by year 2000 compliance including our dependence on outside vendors and customers and their ability to become year 2000 compliant. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our future performance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to Disclosures about Market Risk is contained in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report of Form 10-K and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                                                        Page
     Independent Auditors' Report                                                                             24
     Consolidated Balance Sheets - December 31, 1998 and 1997                                                 25
     Consolidated Statements of Operations - Years Ended December 31, 1998, 1997 and 1996                     26
     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1998, 1997 and 1996           27
     Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996                     28
     Notes to Consolidated Financial Statements - Years Ended December 31, 1998, 1997 and 1996                29


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

     We have audited the accompanying consolidated balance sheets of RTW, Inc. and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 1, 1999

                                   RTW, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          1998              1997
                                                                                      -----------       -----------
                         ASSETS
Investments at fair value, amortized cost of $123,924 and $110,880                    $   126,631       $   112,294
Cash and cash equivalents                                                                     700             5,798
Accrued investment income                                                                   1,761             1,836
Premiums receivable, less allowance of $417 and $182                                        6,554             5,763
Reinsurance recoverables:
   On unpaid claim and claim settlement expenses                                           19,414             5,374
   On paid claim and claim settlement expenses                                                867               743
Deferred policy acquisition costs                                                           1,501             1,559
Furniture and equipment, net                                                                4,565             4,927
Other assets                                                                                8,952             4,703
                                                                                      -----------       -----------
     Total assets                                                                     $   170,945       $   142,997
                                                                                      -----------       -----------
                                                                                      -----------       -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                            $    97,269       $    61,069
Unearned premiums                                                                          13,027            13,580
Accrued expenses and other liabilities                                                      5,570             5,116
Notes payable                                                                               2,461             4,875
                                                                                      -----------       -----------
     Total liabilities                                                                    118,327            84,640

Shareholders' equity:
   Common stock, no par value; authorized 25,000,000 shares;
       issued and outstanding 11,935,000 and 11,841,000 shares                             29,451            28,976
   Retained earnings                                                                       21,408            28,489
   Accumulated other comprehensive income                                                   1,759               892
                                                                                      -----------       -----------
     Total shareholders' equity                                                            52,618            58,357
                                                                                      -----------       -----------
     Total liabilities and shareholders' equity                                       $   170,945       $   142,997
                                                                                      -----------       -----------
                                                                                      -----------       -----------

See notes to consolidated financial statements.

                                    RTW, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        1998              1997             1996
                                                                     -----------      -----------       -----------
Revenues:
     Gross premiums earned                                           $    89,881      $    81,385       $    63,755
     Premiums ceded                                                       (8,489)            (342)             (697)
                                                                     -----------      -----------       -----------
         Premiums earned                                                  81,392           81,043            63,058
     Investment income                                                     7,714            6,821             5,667
     Net realized investment gains                                         1,046              399              -
                                                                     -----------      -----------       -----------
         Total revenues                                                   90,152           88,263            68,725

Expenses:
     Claim and claim settlement expenses                                  75,294           55,543            39,080
     Policy acquisition costs                                             13,974           11,658             6,327
     General and administrative expenses                                  11,369           11,616             8,510
                                                                     -----------      -----------       -----------
         Total expenses                                                  100,637           78,817            53,917
                                                                     -----------      -----------       -----------
              Income (loss) from operations                              (10,485)           9,446            14,808

     Interest expense                                                        546              777             1,086
                                                                     -----------      -----------       -----------
              Income (loss) before income taxes                          (11,031)           8,669            13,722

     Income tax expense (benefit)                                         (3,950)           2,870             4,740
                                                                     -----------      -----------       -----------

Net income (loss)                                                    $    (7,081)     $     5,799       $     8,982
                                                                     -----------      -----------       -----------
                                                                     -----------      -----------       -----------
Income (loss) per share:
     Basic income (loss) per share                                   $     (0.59)     $      0.49       $      0.76
                                                                     -----------      -----------       -----------
                                                                     -----------      -----------       -----------
     Diluted income (loss) per share                                 $     (0.59)     $      0.48       $      0.74
                                                                     -----------      -----------       -----------
                                                                     -----------      -----------       -----------
Weighted average shares outstanding:
     Basic shares outstanding                                         11,927,000       11,833,000        11,774,000
                                                                     -----------      -----------       -----------
                                                                     -----------      -----------       -----------
     Diluted shares outstanding                                       11,927,000       12,079,000        12,137,000
                                                                     -----------      -----------       -----------
                                                                     -----------      -----------       -----------


See notes to consolidated financial statements.

                                    RTW, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                           ACCUMULATED
                                                                                              OTHER         TOTAL
                                                  COMMON     COMPREHENSIVE    RETAINED    COMPREHENSIVE  SHAREHOLDERS'
                                                   STOCK        INCOME        EARNINGS       INCOME        EQUITY
                                                ----------   -------------  ----------    -------------  -------------
Balance at January 1, 1996                      $   27,606                  $   13,708    $      124     $   41,438

   Comprehensive income:
     Net income                                       -       $    8,982         8,982            -           8,982
     Other comprehensive income, net of tax:
         Unrealized investment losses                 -             (113)                       (113)          (113)
                                                             -------------
              Comprehensive income                            $    8,869
                                                             -------------
                                                             -------------

   Non-qualified stock options exercised               608                         -             -              608
   Incentive stock options and warrants
       exercised                                        32                         -             -               32
   Issuance of shares to ESOP                          236                         -             -              236
   Issuance of shares under ESPP                       129                         -             -              129
   Retirement of common stock                           (1)                        -             -               (1)
                                                ----------                  ----------    -------------  -------------
Balance at December 31, 1996                        28,610                      22,690            11         51,311

   Comprehensive income:
     Net income                                       -       $    5,799         5,799           -            5,799
     Other comprehensive income, net of tax:
         Unrealized investment gains                  -              881           -             881            881
                                                             -------------
              Comprehensive income                            $    6,680
                                                             -------------
                                                             -------------

     Incentive stock options exercised                   1                         -             -                1
     Issuance of non-qualified options                  96                         -             -               96
     Issuance of shares to ESOP                        115                         -             -              115
     Issuance of shares under ESPP                     154                         -             -              154
                                                ----------                  ----------    -------------  -------------
Balance at December 31, 1997                        28,976                      28,489           892         58,357

   Comprehensive loss:
     Net loss                                         -       $   (7,081)       (7,081)          -           (7,081)
     Other comprehensive income, net of tax:
         Unrealized investment gains                  -              867           -             867            867
                                                             -------------
              Comprehensive loss                              $   (6,214)
                                                             -------------
                                                             -------------

     Non-qualified stock options exercised             167                         -             -              167
     Incentive stock options exercised                 166                         -             -              166
     Issuance of common shares                          30                         -             -               30
     Issuance of shares under ESPP                     199                         -             -              199
     Retirement of common stock                        (87)                        -             -              (87)
                                                ----------                  ----------    -------------  -------------
Balance at December 31, 1998                    $   29,451                  $   21,408    $    1,759     $   52,618
                                                ----------                  ----------    -------------  -------------
                                                ----------                  ----------    -------------  -------------

See notes to consolidated financial statements.

                                    RTW, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                                                                                  1998         1997         1996
                                                                                --------     --------     ---------
Cash flows from operating activities:
     Net income (loss)                                                          $ (7,081)    $  5,799     $   8,982
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Net realized investment gains                                            (1,046)        (399)         -
         Depreciation and amortization                                             1,341        1,237         1,071
         Deferred income taxes                                                    (2,239)        (715)         (767)
         Changes in assets and liabilities:
           Amounts due from reinsurers                                           (14,164)       2,621         1,143
           Unpaid claim and claim settlement expenses                             36,200       11,813        12,118
           Unearned premiums, net of premiums receivable                          (1,344)      (1,015)        2,129
           Other, net                                                             (1,849)       1,032        (1,540)
                                                                                --------     --------     ---------
                      Net cash provided by operating activities                    9,818       20,373        23,136

Cash flows from investing activities:
     Maturities of investments                                                     2,000        2,500         3,500
     Purchases of available-for-sale investments                                 (77,594)     (62,403)      (25,273)
     Proceeds from sales of available-for-sale investments                        63,522       39,095          -
     Purchases of furniture and equipment                                           (819)      (2,447)       (2,047)
                                                                                --------     --------     ---------
                      Net cash used in investing activities                      (12,891)     (23,255)      (23,820)

Cash flows from financing activities:
     Payments on notes payable                                                    (2,500)      (2,000)       (2,362)
     Stock options and warrants exercised                                            333            1           130
     Issuance of common stock to ESOP                                                -            115           236
     Issuance of common stock under ESPP                                             199          154           129
     Issuance of common stock                                                         30          -            -
     Retirement of common stock                                                      (87)         -              (1)
                                                                                --------     --------     ---------
                      Net cash used in financing activities                       (2,025)      (1,730)       (1,868)
                                                                                --------     --------     ---------

Net decrease in cash and cash equivalents                                         (5,098)      (4,612)       (2,552)
Cash and cash equivalents at beginning of year                                     5,798       10,410        12,962
                                                                                --------     --------     ---------

Cash and cash equivalents at end of year                                        $    700     $  5,798     $  10,410
                                                                                --------     --------     ---------
                                                                                --------     --------     ---------

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
         Interest                                                               $    546     $    664     $     898
                                                                                --------     --------     ---------
                                                                                --------     --------     ---------

         Income taxes                                                           $    488     $  3,536     $   6,338
                                                                                --------     --------     ---------
                                                                                --------     --------     ---------

See notes to consolidated financial statements.

                                    RTW, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - RTW, Inc. (RTW) provides workers' compensation insurance coverage to employers through its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC). Collectively, "we," "our" and "us" will refer to these entities in these "Notes to Consolidated Financial Statements."

     We benefit from our ability to reduce workers' compensation costs and provide employers the ability to control their workers' compensation programs. We are domiciled in Minnesota and were licensed in Minnesota, Colorado, Missouri, Michigan, Massachusetts, Illinois, Kansas, Connecticut, Wisconsin, Rhode Island, Florida, Iowa, Indiana, Arkansas, Pennsylvania, Tennessee, South Dakota and Maryland at December 31, 1998. We wrote policies primarily in Minnesota, Colorado, Missouri, Illinois, Kansas, Michigan, Massachusetts, Connecticut and Wisconsin during 1998. We also received our license to write workers' compensation insurance coverage for companies covered under the Longshoreman's Act in 1997.

     The following explain the accounting policies we use to arrive at some of the more significant amounts in our financial statements.

ACCOUNTING PRINCIPLES - We prepare our financial statements in accordance with Generally Accepted Accounting Principles (GAAP).

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

INVESTMENTS - We invest entirely in fixed maturity investments and classify our investments as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

AVAILABLE-FOR-SALE INVESTMENTS: We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, prepayment risk and funding sources or terms, or to address liquidity needs. Our available-for-sale investments are carried at fair value with unrealized gains or losses, net of deferred taxes, reported as other comprehensive income. The fair values of our investments are determined based upon quoted market prices as obtained through commercial pricing services or brokers who provide estimated fair values. In December 1997, we reclassified our entire held-to-maturity portfolio, invested in U.S. government securities with a historical cost, net of amortization of $53.8 million and a fair value of $54.7 million, to available-for-sale investments. We reclassified these securities to enable us to more actively manage our investment yield and overall portfolio risk.

REALIZED INVESTMENT GAINS AND LOSSES: Net realized investment gains are identified separately in our Consolidated Statements of Operations. Cost of investments sold is determined by the specific identification method.

     We continually monitor the difference between investment cost and fair value for each of our securities. If any security experienced a decline in value that is determined to be other than temporary, we would reduce the security's carrying value for the decline and record a realized loss in the Consolidated Statements of Operations. No securities were reduced for declines in fair value in 1998 or 1997.

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

DEPRECIATION - We depreciate furniture and equipment on a straight-line basis over the estimated useful lives of the assets (five to ten years). Accumulated depreciation in 1998 and 1997 was $2,951,000 and $2,309,000, respectively.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES - Claim expenses refer to amounts that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to "Claim and claim settlement expenses" in the Consolidated Statements of Operations.

     Our "Unpaid claim and claim settlement expenses" represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred in 1998 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported. Our estimates consider such variables as past loss experience, current claim trends and prevailing social, economic and legal environments. We have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses due to commencing operations in 1992 and supplement our experience with external industry data, as adjusted to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

RECLASSIFICATIONS - Certain 1997 and 1996 amounts have been reclassified to conform to the consolidated financial statement presentation in 1998.

NOTE 2 - INCOME (LOSS) PER SHARE

Effective December 1997, we adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of a basic income (loss) per share (IPS), which excludes dilution, and a diluted IPS, which reflects the potential dilution that could occur if actions taken with respect to dilutive securities resulted in the issuance of common stock. Dilutive securities consist of stock options and warrants. Basic IPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted IPS is computed by dividing net income (loss) by the weighted average number of common shares and dilutive securities outstanding for the period. Dilutive securities issued after April 1995 are considered outstanding from the date of grant after applying the treasury stock method for determining the dilutive effect. Dilutive securities issued prior to that date are considered outstanding for all periods after applying the treasury stock method for determining the dilutive effect.

The following is a reconciliation of the numerators and denominators of basic and diluted income (loss) per share:

                                                    1998              1997             1996
                                                ------------      ------------     ------------
Net income (loss) (000's)                       $     (7,081)     $      5,799     $      8,982
                                                ------------      ------------     ------------
                                                ------------      ------------     ------------
Basic weighted average shares outstanding         11,927,000        11,833,000       11,774,000

Effect of dilutive securities
     Warrants                                              -                 -            4,000
     Stock options                                         -           246,000          359,000
                                                ------------      ------------     ------------

Diluted weighted average shares outstanding       11,927,000        12,079,000       12,137,000
                                                ------------      ------------     ------------
                                                ------------      ------------     ------------
Basic income (loss) per share                   $      (0.59)     $       0.49     $       0.76
                                                ------------      ------------     ------------
                                                ------------      ------------     ------------
Diluted income (loss) per share                 $      (0.59)     $       0.48     $       0.74
                                                ------------      ------------     ------------
                                                ------------      ------------     ------------

Options to purchase 1,894,811 shares of common stock at prices ranging from $2.00 to $28.75 were outstanding during 1998 but were not included in the computation of diluted IPS due to our net loss. Diluted weighted average shares outstanding would have increased by 219,000 shares had these shares not been antidilutive in the computation. These options were still outstanding at the end of 1998.

NOTE 3 - INVESTMENTS

VALUATION OF INVESTMENTS - The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of investments (000's):


                                                                Gross        Gross       Estimated
                                                 Amortized   Unrealized   Unrealized       Fair
1998                                                Cost        Gains       Losses         Value
                                                -----------  -----------  -----------   -----------
Available-for-sale securities:
     U.S. government securities                 $    14,141  $       436  $        (2)  $    14,575
     Tax-exempt municipal securities                 65,273        1,369           (6)       66,636
     Corporate securities                            20,941          562           (9)       21,494
     Asset-backed securities                          4,499          104          -           4,603
     Mortgage-backed securities                      19,070          288          (35)       19,323
                                                -----------  -----------  -----------   -----------

         Total investments                      $   123,924  $     2,759  $       (52)  $   126,631
                                                -----------  -----------  -----------   -----------
                                                -----------  -----------  -----------   -----------


                                                                Gross        Gross       Estimated
                                                 Amortized   Unrealized   Unrealized       Fair
1997                                                Cost        Gains       Losses         Value
                                                -----------  -----------  -----------   -----------
Available-for-sale securities:
     U.S. government securities                 $    66,916  $     1,345  $       (18)  $    68,243
     Corporate securities                            22,582          355         (428)       22,509
     Asset-backed securities                          6,997           44          -           7,041
     Mortgage-backed securities                      14,385          120           (4)       14,501
                                                -----------  -----------  -----------   -----------

         Total investments                      $   110,880  $     1,864  $      (450)  $   112,294
                                                -----------  -----------  -----------   -----------
                                                -----------  -----------  -----------   -----------

STATUTORY DEPOSITS - Included in investments are U.S. government securities on deposit with various regulatory authorities as required by law with a fair value of $2,931,000 and $2,828,000 in 1998 and 1997, respectively.

FIXED MATURITIES BY MATURITY DATE - The following table presents the amortized cost and fair value of investments by contractual maturity in 1998. Actual maturities may differ from those stated as a result of calls and prepayments (000's):

                                                                                                         ESTIMATED
                                                                                           AMORTIZED       FAIR
MATURING:                                                                                     COST         VALUE
---------                                                                                 -----------   -----------
One year or less                                                                          $     4,099   $     4,119
Over one year through five years                                                               18,724        19,169
Over five years through ten years                                                              64,469        66,112
Over ten years                                                                                 17,562        17,908
Mortgage-backed securities with various maturities                                             19,070        19,323
                                                                                          -----------   -----------
         Total investments                                                                $   123,924   $   126,631
                                                                                          -----------   -----------
                                                                                          -----------   -----------

INVESTMENT INCOME - Investment income includes income from the following sources (000's):


                                                                                 1998         1997          1996
                                                                             -----------  -----------   -----------
Fixed maturity investments                                                   $     6,995  $     6,129   $     5,004
Short-term investments                                                               506          692           663
Other                                                                                213          -            -
                                                                             -----------  -----------   -----------
         Investment income                                                   $     7,714  $     6,821   $     5,667
                                                                             -----------  -----------   -----------
                                                                             -----------  -----------   -----------

NET REALIZED INVESTMENT GAINS - Net realized investment gains includes gross realized investment gains net of gross unrealized investment losses as follows (000's):

                                                                                 1998         1997         1996
                                                                             -----------  -----------   ---------
Realized investment gains                                                    $     1,591  $       479   $       -
Realized investment losses                                                          (545)         (80)          -
                                                                             -----------  -----------   ---------
         Net realized investment gains                                       $     1,046  $       399   $       -
                                                                             -----------  -----------   ---------
                                                                             -----------  -----------   ---------

NOTE 4 - REINSURANCE

Our financial statements reflect the effects of ceded reinsurance transactions. The primary purpose of ceded reinsurance is to protect us from potential losses in excess of the level that we are willing to accept.

     We report reinsurance transactions on a "gross" basis on the balance sheet, resulting in reinsurance recoverable amounts on paid and unpaid claim and claim settlement expenses recorded as assets. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policy.

     We ceded Minnesota claims in excess of $280,000, $1,080,000 and $1,040,000 per occurrence during 1998, 1997 and 1996, respectively, to the Minnesota Workers' Compensation Reinsurance Association. Non-Minnesota state claims in excess of $500,000 were ceded to various reinsurers in 1998, 1997 and 1996. Additionally, for claims occurring on or after July 1, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to $280,000 in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date. As a result, activity occurring from July 1, 1998 through October 1, 1998 has been recorded on a retroactive basis resulting in the deferral of a gain totaling $1,990,000. Activity occurring on or after October 1, 1998 has been recorded prospectively. This gain will be amortized into income in future years using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer.

     Reinsurance contracts do not relieve us from our obligations to policyholders. We expect reinsurers to which we have ceded reinsurance to honor their obligations. Failure of these reinsurers to honor their obligations could result in losses to us. We do not anticipate any such losses and accordingly, no provision for amounts deemed uncollectible are included in our financial statements. We attempt to minimize our exposure to significant losses from reinsurer insolvency by monitoring the financial condition of our reinsurers. The reinsurance recoverable on unpaid claim and claim settlement expenses associated with reinsurers are as follows (000's):

                                                                                               1998         1997
                                                                                            ---------    ----------
     Excess of loss reinsurance through various reinsurers                                  $  18,788    $    4,651
     Quota-share reinsurance for 1992 to 1994 through a single reinsurer                          626           723
                                                                                            ---------    ----------
         Reinsurance recoverable on unpaid claim and claim settlement expenses              $  19,414    $    5,374
                                                                                            ---------    ----------
                                                                                            ---------    ----------

The effect of ceded reinsurance on premiums written, premiums earned and claim and claim settlement expenses are as follows (000's):

                                                                                  1998         1997         1996
                                                                              ----------    ---------    ----------
Premiums written:
     Direct                                                                   $   89,328    $  81,657    $   67,457
     Ceded                                                                        (8,489)        (342)         (697)
                                                                              ----------    ---------    ----------

         Net premiums written                                                 $   80,839    $  81,315    $   66,760
                                                                              ----------    ---------    ----------
                                                                              ----------    ---------    ----------


Claim and claim settlement expenses:
     Direct                                                                   $   90,011    $  55,825    $   38,389
     Ceded                                                                       (14,717)        (282)          691
                                                                              ----------    ---------    ----------

         Net claim and claim settlement expenses                              $   75,294    $  55,543    $   39,080
                                                                              ----------    ---------    ----------
                                                                              ----------    ---------    ----------

The reinsurance recoverable on paid claim and claim settlement expenses consists solely of receivables from paid claim and claim settlement expenses at December 31, 1998 and 1997.

     Ceding commissions earned, which is based upon final settlement of claim and claim settlement expenses, will range between 10% and 48% during accident years 1994 and 1993 and between 15% and 25% during accident year 1992. Ceding commissions earned of $1,871,000 for fiscal year 1996 is reported as a reduction in policy acquisition costs in the Consolidated Statements of Operations.

NOTE 5 - UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000's):

                                                          1998         1997         1996
                                                      ----------    ---------    ----------
Balance at January 1                                  $   61,069    $  49,256    $   37,138
     Less reinsurance recoverables                         5,374        6,183         8,312
                                                      ----------    ---------    ----------
Net balance at January 1                                  55,695       43,073        28,826

Incurred related to:
     Current year                                         64,268       58,675        47,155
     Prior years                                          10,979       (3,085)       (8,075)
                                                      ----------    ---------    ----------
         Total incurred                                   75,247       55,590        39,080

Paid related to:
     Current year                                         25,350       23,529        16,238
     Prior years                                          27,737       19,439         8,595
                                                      ----------    ---------    ----------
         Total paid                                       53,087       42,968        24,833
                                                      ----------    ---------    ----------
Net balance at December 31                                77,855       55,695        43,073
     Plus reinsurance recoverables                        19,414        5,374         6,183
                                                      ----------    ---------    ----------
Balance at December 31                                $   97,269    $  61,069    $   49,256
                                                      ----------    ---------    ----------
                                                      ----------    ---------    ----------

     Changes in estimates of unpaid claim and claim settlement expenses for prior years increased the provision for claim and claim settlement expenses by $10,979,000 in 1998 and decreased the provision for claim and claim settlement expenses by $3,085,000 and $8,075,000 in 1997 and 1996, respectively.

NOTE 6 - NOTES PAYABLE

Unsecured notes payable of RTW consist of Senior Notes payable with principal maturities and monthly interest due as follows (000's):


Maturity                          Interest Rate                           1998         1997
----------------------            -------------                         --------     ---------
December 15, 1998                     9.25%                                          $   2,500
December 15, 1999                     9.50%                             $  2,500         2,500
                                                                        --------     ---------
Notes payable - Principal                                                  2,500         5,000
Less: Unamortized debt issue cost                                            (39)         (125)
                                                                        --------     ---------
Notes payable                                                           $  2,461     $   4,875
                                                                        --------     ---------
                                                                        --------     ---------

     We may redeem some or all of the Senior Notes payable on any interest date at the principal amount of the redeemed notes plus accrued interest and a premium of 1%.

SENIOR NOTES PAYABLE - The Senior Notes payable contain various restrictive provisions which require that certain financial ratios, primarily debt coverage and net worth restrictions, be met before incurring additional indebtedness or paying dividends or other distributions to shareholders. At December 31, 1998, we were in compliance with these covenants.

     Based on borrowing rates currently available to us for loans with similar terms and average maturities (prime at December 31, 1998 and 1997 was 7.75% and 8.50%, respectively), the fair value of notes payable was approximately $2,556,000 and $5,116,000 at December 31, 1998 and 1997,
respectively.

NOTE 7 - INCOME TAXES

We compute income taxes under the liability method. This means deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the carrying value of assets and liabilities for income tax purposes.

Income tax expense (benefit) consists of the following (000's):

                                                                                  1998         1997         1996
                                                                                --------     --------     ---------
Current:
     Federal                                                                    $ (1,568)    $  3,714     $   5,165
     State                                                                          (143)        (129)          342
                                                                                --------     --------     ---------
         Total current tax expense (benefit)                                      (1,711)       3,585         5,507
Deferred:
     Federal                                                                      (2,218)        (721)         (650)
     State                                                                           (21)           6          (117)
                                                                                --------     --------     ---------
         Total deferred tax benefit                                               (2,239)        (715)         (767)
                                                                                --------     --------     ---------
         Income tax expense (benefit)                                           $ (3,950)    $  2,870     $   4,740
                                                                                --------     --------     ---------
                                                                                --------     --------     ---------

Our income tax expense (benefit) differs from the federal statutory rate as follows (000's):


                                                                                  1998         1997         1996
                                                                                --------     --------     ---------
Federal income tax expense (benefit) at 35%                                     $ (3,861)    $  3,034     $   4,803
Increase (reduction) in income tax expense (benefit) resulting from:
     State income taxes, net of federal income tax benefit                             8          (64)          126
     Tax-exempt investment income                                                   (486)         -            -
     Prior year tax return adjustments                                               301          -            -
     Other                                                                            88         (100)         (189)
                                                                                --------     --------     ---------
         Income tax expense (benefit)                                           $ (3,950)    $  2,870     $   4,740
                                                                                --------     --------     ---------
                                                                                --------     --------     ---------

     Differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years are called temporary differences. The tax effects of temporary differences that gave rise to net deferred tax asset balances, included within other assets, are as follows (000's):

                                                                                               1998         1997
                                                                                             --------     ---------
Unpaid claim and claim settlement expenses                                                   $  4,709     $   3,512
Unearned premiums                                                                                 912         1,002
Accrued second injury funds                                                                       918          -
Other                                                                                             383           202
                                                                                             --------     ---------
     Deferred tax assets                                                                        6,922         4,716

Deferred policy acquisition costs                                                                (525)         (575)
Unrealized gain on securities                                                                    (948)         (522)
Depreciation                                                                                     (464)         (447)
                                                                                             --------     ---------
     Deferred tax liabilities                                                                  (1,937)       (1,544)
                                                                                             --------     ---------
     Net deferred tax assets                                                                 $  4,985     $   3,172
                                                                                             --------     ---------
                                                                                             --------     ---------

     No valuation allowance was provided against the deferred tax assets recorded in 1998 or 1997, as we expect to generate sufficient taxable income in the future to offset reversing temporary differences.

     Income taxes receivable at December 31, 1998 and 1997 were approximately $3,289,000 and $1,011,000, respectively.

NOTE 8 - EMPLOYEE BENEFITS AND PLANS

STOCK BASED COMPENSATION - We account for our stock-based compensation plans, the RTW, Inc. 1995 Employee Stock Purchase Plan and Trust (ESPP) and the 1994 Stock Plan, using Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

1995 EMPLOYEE STOCK PURCHASE PLAN - The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In May 1998, the shares reserved for distribution under the plan were increased from 75,000 to 200,000 shares. The ESPP terminates in ten years and will be carried out in phases, each consisting of one year or a period of time approved by the Board of Directors. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase completed through 1998:

                                                                                             SHARES      PURCHASE
                                                                                            PURCHASED      PRICE
                                                                                            ---------    --------
Phase:
     Beginning April 1995, expiring April 1996                                                14,891       $8.67
     Beginning April 1996, expiring April 1997                                                20,092       $7.65
     Beginning April 1997, expiring April 1998                                                28,139       $7.07


The fourth one-year phase began in April 1998 and expires in April 1999.

Our liability for employee contributions withheld at December 31, 1998 and 1997 for the purchase of shares in April 1999 and April 1998 under the ESPP was $158,000 and $202,000, respectively.

1994 STOCK PLAN - The 1994 Stock Plan provides for awards of incentive and non-qualified stock options. In January 1997 the shares reserved for distribution under the plan were increased to 1,500,000. In July 1998, the Board of Directors increased the shares reserved for distribution under the plan to 2,000,000 subject to shareholder approval in May 1999. If shareholder approval is not obtained, option grants will be revoked to the extent they exceed shares currently available under the plan. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board of Directors or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant.

Options granted, exercised, canceled and outstanding under the 1994 Stock Plan are as follows:

                                                                      QUALIFIED                  NON-QUALIFIED
                                                                ----------------------      ---------------------
                                                                              WEIGHTED                   WEIGHTED
                                                                               AVERAGE                    AVERAGE
                                                                 OPTION       EXERCISE       OPTION      EXERCISE
                                                                 SHARES         PRICE        SHARES        PRICE
                                                                ---------     --------      -------      --------
Balance, January 1, 1996:                                         160,575        $8.06        3,750         $2.67

     Granted                                                       60,000        21.13          -             -
     Exercised                                                     (2,400)        8.67          -             -
     Canceled                                                        (300)        8.67          -             -
                                                                ---------     --------      -------      --------
Balance, December 31, 1996                                        217,875         8.34        3,750          2.67

     Granted                                                      112,500        10.68      510,000          6.93
     Exercised                                                       (150)        8.67          -             -
     Canceled                                                     (10,975)       18.10          -             -
                                                                ---------     --------      -------      --------
Balance, December 31, 1997                                        319,250        10.21      513,750          6.90

     Granted                                                      974,122         6.53          -             -
     Exercised                                                    (37,650)        2.69          -             -
     Canceled                                                    (151,806)       12.22      (42,855)         6.75
                                                                ---------     --------      -------      --------
Balance, December 31, 1998                                      1,103,916        $6.94      470,895         $6.91
                                                                ---------     --------      -------      --------
                                                                ---------     --------      -------      --------

     Each of the qualified options expire ten years from the date of grant, subject to continued employment with us. Each of the non-qualified options expire ten years from the date of grant. Certain of the options are subject to vesting provisions that restrict exercise of the option.

The following table summarizes the options outstanding and exercisable in 1999:

                                                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                     -----------------------------------    ---------------------
                                                                    WEIGHTED AVERAGE                     WEIGHTED
                                                      NUMBER     -----------------------     NUMBER       AVERAGE
                                                        OF       CONTRACTUAL    EXERCISE       OF        EXERCISE
   EXERCISE PRICE RANGE                               OPTIONS       LIFE         PRICE       OPTIONS       PRICE
--------------------------                           ---------   -----------    --------     -------     --------
Qualified options:
     $  2.67  - $  9.00                              1,036,166    9.2 years        $6.49      95,785       $6.99
       10.75  -   19.33                                 57,750    8.0 years        11.65      12,900       12.33
       22.88  -   28.75                                 10,000    7.6 years        26.14       4,000       26.14
     ------------------                              ---------   -----------    --------     -------       -----
     $  2.67  - $ 28.75                              1,103,916    9.1 years        $6.94     112,685       $8.28
     ------------------                              ---------   -----------    --------     -------       -----
     ------------------                              ---------   -----------    --------     -------       -----

Non-qualified options:
                $  2.67                                  3,750    5.8 years        $2.67       3,750       $2.67
     $  6.75  -   15.88                                467,145    8.9 years         6.95     245,715        8.87
     ------------------                              ---------   -----------    --------     -------       -----
     $  2.67  - $ 15.88                                470,895    8.9 years        $6.91     249,465       $8.82
     ------------------                              ---------   -----------    --------     -------       -----
     ------------------                              ---------   -----------    --------     -------       -----

NON-QUALIFIED COMMON STOCK OPTIONS - Certain non-qualified options were issued prior to the onset of the 1994 Stock Plan. These non-qualified options are all exercisable. Non-qualified options granted, exercised and outstanding are as follows:

                                                                                                         WEIGHTED
                                                                                                          AVERAGE
                                                                           OPTION        EXERCISE        EXERCISE
                                                                           SHARES          PRICE           PRICE
                                                                           -------       --------        --------
Balance, January 1, 1996                                                   412,500           2.00            2.00

     Exercised in 1996                                                     (49,000)          2.00            2.00
                                                                           -------       --------        --------
Balance, December 31, 1996 and 1997                                        363,500           2.00            2.00

     Exercised in 1998                                                     (43,500)          2.00            2.00
                                                                           -------       --------        --------
Balance, December 31, 1998                                                 320,000          $2.00           $2.00
                                                                           -------       --------        --------
                                                                           -------       --------        --------

     These options were exercised in January 1999. We are permitted a tax deduction equal to the difference between the option exercise price and the fair value on the option exercise date. Upon exercise, the proceeds and the amount of the deduction are recorded to common stock. In 1999, we will record a reduction of income taxes payable and will increase common stock by $532,000 to reflect the January exercise. In 1998 and 1996, we recorded reductions in income taxes payable and increased common stock by $80,000 and $510,000, respectively, to reflect exercises during the year. No exercises occurred in 1997.

PRO FORMA INFORMATION - Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock purchases under the ESPP based on the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss), basic net income (loss) per share and dilutive net income (loss) per share would approximate the following pro forma amounts (in 000's, except per share data):

                                                               1998         1997         1996
                                                             --------     --------     --------
Net income (loss):
     As reported                                             $ (7,081)    $  5,799     $  8,982
     Pro forma                                               $ (7,995)    $  5,238     $  8,788

Basic net income (loss) per share:
     As reported                                             $  (0.59)    $   0.49     $   0.76
     Pro forma                                               $  (0.67)    $   0.44     $   0.74

Dilutive net income (loss) per share:
     As reported                                             $  (0.59)    $   0.48     $   0.74
     Pro forma                                               $  (0.67)    $   0.43     $   0.72


     The pro forma effect on net income (loss) for 1998, 1997 and 1996 is not representative of the pro forma effect on net income (loss) in future years because it does not include pro forma compensation expense related to pre-1995 option grants.

     The weighted average fair value of options granted under the ESPP and 1994 Stock Plan during 1998, 1997 and 1996 is estimated at $3.14, $4.06 and $12.11, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 71.0% in 1998, 76.1% in 1997 and 65.3% in 1996; risk-free interest rates ranging from 4.51% to 7.70%; and an expected life of 1 to 5 years.

EMPLOYEE CONTRACT - We entered into a three-year employment agreement with our new President and Chief Executive Officer beginning January 15, 1998. Under this agreement, he receives a base salary of $400,000, subject to review annually for increase by our Board of Directors. In addition to base salary, he is eligible for bonuses, reimbursements and fringe benefits including a $1,000,000 term life insurance policy and an additional payment sufficient to reimburse him for a long-term disability policy paying monthly benefits of $5,000. We also provide him with health, dental, life and disability insurance consistent with that provided other officers. Under this agreement, we have agreed to indemnify him for his actions on behalf of us. In the event of termination without cause or resignation for good reason, we are obligated to continue to pay his then-current base salary and bonuses for the remaining term of the agreement or twelve months, whichever is greater.

COMBINED RETIREMENT PLAN - In January 1998, we combined our 401(K) Retirement Plan and ESOP into a single retirement plan, the KSOP. The KSOP retains the features of each separate plan except for eligibility and vesting provisions. Under the plan, employees become eligible to participate in the plan on the first day of the month after beginning employment and attaining age 21.

401(K) RETIREMENT PLAN - We sponsor a defined contribution retirement plan under Section 401(K) of the Internal Revenue Code for eligible employees. Our contributions to the plan are discretionary and are based on contributions made by employees to the plan. Expense recognized under the plan for 1998, 1997 and 1996 was $140,000, $94,000 and $52,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN - We maintain an Employee Stock Ownership Plan
(ESOP) for our qualified employees. Our contributions to the plan are discretionary. We may contribute cash or shares of our common stock.

     In March 1997, we contributed 13,205 shares to the plan for fiscal 1996 at a fair value of $8.75 per share. In January 1996, we contributed 12,196 shares to the plan for fiscal 1995 at a fair value of $19.33 per share. Compensation expense recognized under the plan for 1996 was $116,000. No expense was recorded in 1998 or 1997.

OTHER EMPLOYEE BENEFIT PLANS - We maintained bonus plans in 1998, 1997 and 1996 under which all employees, including officers, were eligible for a bonus based on our operating results. These bonuses aggregated $267,000, $643,000 and $498,000 in 1998, 1997 and 1996, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY

On April 25, 1996, our Board of Directors approved a 3-for-2 stock split in the form of a 50 percent stock dividend to shareholders of record on the close of business on May 6, 1996. The shares were distributed to shareholders on May 17, 1996. All share and per share amounts have been adjusted to reflect the effect of the stock splits.

On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. We will repurchase the shares on the open market or through private transactions depending upon market conditions and availability. Through December 31, 1998 we had repurchased 19,500 shares for approximately $87,000. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

SHAREHOLDER RIGHTS PLAN - In April 1997, we adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record at the close of business on June 30, 1997. The rights become exercisable only after any person or group (the "Acquiring Person") becomes the beneficial owner of 15% or more of the voting power of our common stock. Certain shares held by our Chairman and his wife are excluded from the computation for determining whether a person is an Acquiring Person. Each right entitles its registered holder to purchase from us one one-hundredth share of a new Series A Junior Participating Preferred Stock, no par value, at a price of $85 per one one-hundredth share, subject to adjustment. If any Acquiring Person acquires beneficial ownership of 15% or more of our voting power, each right will entitle its holder (other than such Acquiring Person) to purchase, at the then current purchase price of the right, that number of shares of our common stock having a market value of two times the purchase price of the right, subject to certain possible adjustments. In addition, if we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the then current purchase price of the right, that number of common shares of the acquiring company having a market value of two times the purchase price of the right. Following the acquisition of a beneficial ownership of 15% or more of our outstanding common stock by any Acquiring Person and prior to an acquisition by any Acquiring Person of 50% or more of our outstanding common stock, our Board of Directors may exchange the outstanding rights (other than rights owned by such Acquiring Person), in whole or in part, at an exchange ratio of one share of common stock, or one one-hundredth share of Preferred Stock (or equivalent securities) per right, subject to adjustment. We may redeem the rights, in whole, at $.001 per right, at any time prior to an acquisition by any Acquiring Person of 15% or more of our outstanding common stock and prior to the expiration of the rights. The rights expire on April 17, 2007, unless extended or earlier redeemed by us.

DIVIDEND RESTRICTIONS - Dividends are paid as determined by our Board of Directors. No dividends have ever been paid by us.

     Our ability to pay cash dividends to shareholders may depend upon the amount of dividends received from our insurance subsidiary. ACIC's ability to pay dividends is restricted by law or subject to approval of the insurance regulatory authorities of Minnesota.

     Under Minnesota insurance law regulating the payment of dividends by ACIC, any such payments must be an amount deemed prudent by ACIC's Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (Commissioner), must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus which is attributable to unrealized capital gains. Further, without approval of the Commissioner, ACIC may not pay a dividend in any calendar year which, when combined with dividends paid in the preceding twelve months, exceeds the greater of (i) 10% of ACIC's statutory capital and surplus at the prior year end or (ii) 100% of ACIC's statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 1999, dividends in excess of $4,188,000 would require prior consent of the Commissioner.

STATUTORY SURPLUS AND STATUTORY NET INCOME (LOSS) - Our insurance subsidiary is required to file financial statements with state regulatory agencies. The accounting principles used to prepare the statutory financial statements follow prescribed accounting practices that differ from GAAP. Statutory policyholders' surplus in 1998 and 1997, and statutory net income (loss) for 1998, 1997 and 1996 are as follows (000's):

                                                                                STATUTORY
                                                                STATUTORY          NET
                                                              POLICYHOLDERS'      INCOME
                                                                 SURPLUS          (LOSS)
                                                              --------------    ----------
December 31, 1998                                               $   41,884      $   (6,767)
December 31, 1997                                                   45,367           5,871
December 31, 1996                                                                    6,658


NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - We conduct our operations in leased office facilities under operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.

     Future minimum (base) rental payments required under the leases, as of December 31, 1998, are as follows (000's):

                    1999                           $  1,848
                    2000                              1,782
                    2001                              1,565
                    2002                                919
                                                   --------
                                                   $  6,114
                                                   --------
                                                   --------

Rent expense, including contingent rentals, was $2,181,000, $1,776,000 and $1,063,000 for 1998, 1997 and 1996, respectively.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME

We adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," effective January 1, 1998. Our comprehensive income includes only unrealized gains and losses on investments classified as available-for-sale. Changes in accumulated other comprehensive income and other comprehensive income (loss) were as follows (000's):

                                                                                  1998         1997          1996
                                                                                --------     --------     ---------
Accumulated other comprehensive income, beginning of year                       $    892     $     11     $     124

Changes in comprehensive income (loss) arising during the year:
     Unrealized investment gains (losses)                                          2,339        1,795          (176)
     Less:   Adjustment for net realized investment gains                         (1,046)        (399)         -
                                                                                --------     --------     ---------
         Increase in net unrealized investment gains                               1,293        1,396          (176)
         Income tax expense (benefit)                                                426          515           (63)
                                                                                --------     --------     ---------
              Other comprehensive income (loss) for the year                         867          881          (113)
                                                                                --------     --------     ---------
Accumulated other comprehensive income, end of year                             $  1,759     $    892     $      11
                                                                                --------     --------     ---------
                                                                                --------     --------     ---------

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables present unaudited quarterly results of operations for the eight quarters ended December 31, 1998:

                                                                    FIRST       SECOND         THIRD         FOURTH
                                                                   QUARTER      QUARTER       QUARTER       QUARTER
                                                                  ---------    ---------     ---------     ---------
1998                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Premiums in force                                                 $  78,900    $  80,500     $  84,400     $  82,100
                                                                  ---------    ---------     ---------     ---------
                                                                  ---------    ---------     ---------     ---------
Revenues:
     Gross premiums earned                                        $  21,333    $  22,241     $  22,885     $  23,422
     Premiums (ceded) recovered                                       1,211       (1,056)       (1,029)       (7,615)
                                                                  ---------    ---------     ---------     ---------
         Premiums earned                                             22,544       21,185        21,856        15,807

     Investment income                                                2,037        2,018         1,854         1,805
     Net realized investment gains (losses)                               3          716           330            (3)
                                                                  ---------    ---------     ---------     ---------
         Total revenues                                              24,584       23,919        24,040        17,609
Expenses:
     Claim and claim settlement expenses                             19,273       17,938        17,571        20,512
     Policy acquisition costs                                         3,280        3,310         3,657         3,727
     General and administrative expenses                              3,647        1,884         3,150         2,688
                                                                  ---------    ---------     ---------     ---------
         Total expenses                                              26,200       23,132        24,378        26,927
                                                                  ---------    ---------     ---------     ---------
Income (loss) from operations                                     $  (1,616)   $     787     $    (338)    $  (9,318)
                                                                  ---------    ---------     ---------     ---------
                                                                  ---------    ---------     ---------     ---------
Net income (loss)                                                 $  (1,117)   $     491     $    (138)    $  (6,317)
                                                                  ---------    ---------     ---------     ---------
                                                                  ---------    ---------     ---------     ---------
Basic income (loss) per share                                     $   (0.09)   $    0.04     $   (0.01)    $   (0.53)
                                                                  ---------    ---------     ---------     ---------
                                                                  ---------    ---------     ---------     ---------
Diluted income (loss) per share                                   $   (0.09)   $    0.04     $   (0.01)    $   (0.53)
                                                                  ---------    ---------     ---------     ---------
                                                                  ---------    ---------     ---------     ---------


1997
Premiums in force                                                 $  72,600    $  72,700     $  75,500     $  78,400
                                                                  ---------    ---------     ---------     ---------
                                                                  ---------    ---------     ---------     ---------
Revenues:
     Gross premiums earned                                        $  19,308    $  19,814     $  20,279     $  21,984
     Premiums (ceded) recovered                                        (105)        (162)          144          (219)
                                                                  ---------    ---------     ---------     ---------
         Premiums earned                                             19,203       19,652        20,423        21,765

     Investment income                                                1,567        1,626         1,759         1,869
     Net realized investment gains (losses)                             -            (16)          147           268
                                                                  ---------    ---------     ---------     ---------
         Total revenues                                              20,770       21,262        22,329        23,902
Expenses:
     Claim and claim settlement expenses                             12,980       12,886        14,250        15,427
     Policy acquisition costs                                         2,614        2,992         2,876         3,176
     General and administrative expenses                              2,848        2,872         2,329         3,567
                                                                  ---------    ---------     ---------     ---------
         Total expenses                                              18,442       18,750        19,455        22,170
                                                                  ---------    ---------     ---------     ---------
Income from operations                                            $   2,328    $   2,512     $   2,874     $   1,732
                                                                  ---------    ---------     ---------     ---------
                                                                  ---------    ---------     ---------     ---------
Net income                                                        $   1,340    $   1,466     $   1,705     $   1,288
                                                                  ---------    ---------     ---------     ---------
                                                                  ---------    ---------     ---------     ---------
Basic income per share                                            $    0.11    $    0.12     $    0.14     $    0.11
                                                                  ---------    ---------     ---------     ---------
                                                                  ---------    ---------     ---------     ---------
Diluted income per share                                          $    0.11    $    0.12     $    0.14     $    0.11
                                                                  ---------    ---------     ---------     ---------
                                                                  ---------    ---------     ---------     ---------

Quarterly revenues are affected by (i) premiums in force at the beginning of the quarter, (ii) new policies written in the quarter, (iii) final audit premiums recognized during the quarter and (iv) our policy renewal rate in the quarter. Historically, a majority of new policies written and policy renewals have occurred in the first, second and fourth quarters. Additionally, our quarterly results for 1998 and 1997 were affected by refunds from the Minnesota Workers' Compensation Reinsurance Corporation (included in premiums earned), adjustments to the liability for unpaid claim and claim settlement expenses for prior years and adjustments to reverse liabilities accrued for the Minnesota Insurance Guarantee Association (included in general and administrative expenses) as follows (000's):

                                                                    FIRST        SECOND        THIRD       FOURTH
                                                                   QUARTER       QUARTER      QUARTER      QUARTER
                                                                  ---------     ---------    ---------    ---------
1998
Premiums earned                                                   $   2,247     $    -       $    -       $    -
Claim and claim settlement expenses                                  (3,000)         (400)        -          (7,579)
General and administrative expenses                                     -           1,076         -             695
                                                                  ---------     ---------    ---------    ---------
Quarterly effect on income (loss) from operations                 $    (753)    $     676    $    -       $  (6,884)
                                                                  ---------     ---------    ---------    ---------
                                                                  ---------     ---------    ---------    ---------
1997
Premiums earned                                                   $     -       $    -       $     358    $     -
Claim and claim settlement expenses                                     675          850           850          710
General and administrative expenses                                     -            -             842          -
                                                                  ---------     ---------    ---------    ---------
Quarterly effect on income from operations                        $     675     $    850     $   2,050    $     710
                                                                  ---------     ---------    ---------    ---------
                                                                  ---------     ---------    ---------    ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors is contained in the Section entitled "Election of Directors" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

Information with respect to Executive Officers of the Company is included in
PART I of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item is contained in the Section entitled "Executive Compensation and Other Information" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the Section entitled "Certain Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

          (1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth on pages 24 through 40 of Part II, Item 8 of this Report.

               Independent Auditors' Report
               Consolidated Balance Sheets - December 31, 1998 and 1997 Consolidated Statements of Operations - Years Ended December
                 31, 1998, 1997 and 1996
               Consolidated Statements of Shareholders' Equity - Years Ended
                 December 31, 1998, 1997 and 1996
               Consolidated Statements of Cash Flows - Years Ended December
                 31, 1998, 1997 and 1996
               Notes to Consolidated Financial Statements - Years Ended
                 December 31, 1998, 1997 and 1996

          (2) FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                                                       Page
                                                                                                       ----
               Independent Auditors' Report on Schedules for the Years Ended
                 December 31, 1998, 1997 and 1996.......................................................S-1
               Schedule I - Summary of Investments......................................................S-2
               Schedule II - Condensed Financial Information (Parent Company)...........................S-3
               Schedule III - Supplemental Information Concerning Insurance Operations..................S-7
               Schedule IV - Reinsurance................................................................S-8
               Schedule V - Valuation and Qualifying Accounts...........................................S-9

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


 4.2     Registration Rights Agreement (2)
10.1*    Employment Agreement Letter dated November 24, 1997 between RTW and Carl B. Lehmann
10.2*    Non-Qualified Stock Option Agreement dated November 24, 1997 between
         RTW and Carl B. Lehmann
10.3*    Letter Agreement dated January 15, 1998 Amending the Non-Qualified
         Stock Option Agreement between RTW and Carl B. Lehmann
10.4*    Incentive Stock Option Agreement dated January 15, 1998 between RTW and
         Carl B. Lehmann
10.5*    Employment Agreement Letter dated January 22, 1999 between RTW and
         David C. Prosser
10.6*    RTW, Inc. Employee Stock Ownership Plan (2)
10.7*    Amended RTW, Inc. 1994 Stock Plan (1)
10.8     Contract between RTW and ACIC dated January 1, 1992 (2)
10.9     Service Agreement between RTW and ACIC dated February 1, 1992 (2)
10.10*   Description of the 1999 Gain Sharing Program
10.11*   401(k) Plan Adoption Agreement (1)
10.12    Reinsurance contract between ACIC and First Excess and Reinsurance
         Corporation effective July 1, 1998
10.13    Endorsement No. 2 to the reinsurance contract between ACIC and General
         Reinsurance Corporation
10.14    Minnesota Workers' Compensation Reinsurance Association reinsurance agreement
10.15    Election form for Minnesota Workers' Compensation Reinsurance
         Association reinsurance agreement for 1999
11       Statement re; Computation of Income (Loss) Per Share
21       Subsidiaries of the Registrant:
           The Company has one wholly-owned subsidiary, American Compensation
           Insurance Company, a Minnesota corporation
23       Consent of Deloitte & Touche LLP
24       Power of Attorney, included in Signature page
27       Financial Data Schedule - Year ended December 31, 1998

----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-89164).

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

                                      RTW, INC.

      Date:  March 19, 1999           By /s/ Carl B. Lehmann
                                         -------------------------------------
                                      Carl B. Lehmann
                                      President, Chief Executive Officer
                                      and Director
                                      (Principal Executive Officer)

                      SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints Carl B. Lehmann and Tim C. Chan as his true and lawful attorney-in-fact and agents, each acting alone, with full power of substitutions and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.


      Date                     Signature and Title
      ----                     -------------------

      March 19, 1999           By /s/ Carl B. Lehmann
                                  ----------------------------------------------
                               Carl B. Lehmann
                               President, Chief Executive Officer and Director
                               (Principal Executive Officer)

      March 19, 1999           By /s/ Tim C. Chan
                                  ----------------------------------------------
                               Tim C. Chan
                               Secretary, Treasurer and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

      March 19, 1999           By /s/ David C. Prosser
                                  ----------------------------------------------
                               David C. Prosser
                               Chairman of the Board

      March 19, 1999           By /s/  J. Alexander Fjelstad, III
                                  ----------------------------------------------
                               J. Alexander Fjelstad, III
                               Director

      March 19, 1999           By /s/  David R. Hubers
                                  ----------------------------------------------
                               David R. Hubers
                               Director

      March 19, 1999           By /s/  Mark E. Hegman
                                  ----------------------------------------------
                               Mark E. Hegman
                               Director

      March 19, 1999           By /s/  Steven M. Rothschild
                                  ----------------------------------------------
                               Steven M. Rothschild
                               Director

                                      43

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of RTW, Inc. and subsidiary (the Company) as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 1, 1999. Our audits also included the consolidated financial statement schedules listed in Item 14(a)(2) of this Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


Minneapolis, Minnesota
February 1, 1999

                                                                    SCHEDULE I


                                      RTW, INC.
                                SUMMARY OF INVESTMENTS
                                  DECEMBER 31, 1998
                                    (IN THOUSANDS)


                                                                                                             AMOUNT AT
                                                                                                            WHICH SHOWN
                                                                           AMORTIZED          FAIR          IN THE BALANCE
                             TYPE OF INVESTMENT                              COST             VALUE             SHEET
--------------------------------------------------------------------    ---------------  --------------   -----------------
FIXED MATURITIES:
     Available-for-sale:
         Tax-exempt municipal securities                                     $ 65,273         $ 66,636            $ 66,636
         Corporate securities                                                  20,941           21,494              21,494
         Mortgage-backed securities                                            19,070           19,323              19,323
         United States government, government agencies and authorities         14,141           14,575            $ 14,575
         Asset-backed securities                                                4,499            4,603               4,603
                                                                        --------------   --------------   -----------------

             Total Investments                                              $ 123,924        $ 126,631           $ 126,631
                                                                        --------------   --------------   -----------------
                                                                        --------------   --------------   -----------------

                                                                    SCHEDULE II

                                      RTW, INC.
                 CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                   BALANCE SHEETS
                             DECEMBER 31, 1998 AND 1997
                                   (IN THOUSANDS)


                                                  1998          1997
                                              -----------   -------------
                       ASSETS

Cash and cash equivalents                     $     213      $     936
Furniture and equipment, net                      4,565          4,927
Investment in and advances to subsidiary         52,067         57,783
Income tax receivable                               117            720
Other assets                                        631            520
                                              -----------   -------------
                                              $  57,593      $  64,886
                                              -----------   -------------
                                              -----------   -------------


       LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses and other liabilities        $   1,770      $   1,342
Deferred income taxes                               346            312
Notes payable                                     2,461          4,875
                                              -----------   -------------
     Total liabilities                            4,577          6,529

Shareholders' equity                             53,016         58,357
                                              -----------   -------------
                                              $  57,593      $  64,886
                                              -----------   -------------
                                              -----------   -------------








See notes to condensed financial statements.

                                                                    SCHEDULE II

                                     RTW, INC.
                 CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (IN THOUSANDS)




                                                                    1998           1997         1996
                                                               ------------    ----------   -----------
Revenues:
     Intercompany fee income                                     $  25,262      $ 22,364     $  17,699
     Investment income                                                  28           249           408
                                                               ------------    ----------   -----------
          Total revenues                                            25,290        22,613        18,107

Expenses:
     General and administrative expenses                            25,526        23,097        15,555
                                                               ------------    ----------   -----------
          Income (loss) from operations                               (236)         (484)        2,552

Interest expense                                                       546           777         1,086
                                                               ------------    ----------   -----------
Income (loss) before income taxes and equity in
     undistributed net income (loss) of subsidiary                    (782)       (1,261)        1,466
Provision for income taxes                                            (263)         (429)          614
                                                               ------------    ----------   -----------
Income (loss) before equity in undistributed net
     income (loss) of subsidiary                                      (519)         (832)          852
Equity in undistributed net income (loss) of subsidiary             (6,562)        6,631         8,130
                                                               ------------    ----------   -----------
Net income (loss)                                                $  (7,081)     $  5,799     $   8,982
                                                               ------------    ----------   -----------
                                                               ------------    ----------   -----------











See notes to condensed financial statements.

                                                                   SCHEDULE II


                                     RTW, INC.
                 CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                              STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (IN THOUSANDS)



                                                                     1998          1997          1996
                                                                 ----------     ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Reconciliation of net income (loss) to net cash provided
     by operating activities:
          Net income (loss)                                      $  (7,081)     $  5,799     $   8,982
          Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
               Depreciation and amortization                         1,267         1,079           793
               Equity in net loss (income) from subsidiary           6,562        (6,631)       (8,130)
               Deferred income taxes                                    34           131           122
               Changes in assets and liabilities:
                    Accrued expenses and other liabilities             428           257           263
                    Other, net                                       1,359           351           345
                                                                 ----------     ----------   ------------
                         Net cash provided by operating
                         activities                                  2,569           986         2,375

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in and advances to subsidiary                         (448)       (2,761)         (988)
     Purchases of furniture and equipment                             (819)       (2,447)       (2,047)
                                                                 ----------     ----------   ------------
                         Net cash used in investing activities      (1,267)       (5,208)       (3,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                                      (2,500)       (2,000)       (2,362)
     Stock options and warrants exercised                              333             1           130
     Issuance of common stock to ESOP                                    -           115           236
     Issuance of common stock under ESPP                               199           154           129
     Proceeds from sales of common stock                                30             -             -
     Retirement of common stock                                        (87)            -            (1)
                                                                 ----------     ----------   ------------
                         Net cash used in financing activities      (2,025)       (1,730)       (1,868)
                                                                 ----------     ----------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (723)       (5,952)       (2,528)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         936         6,888         9,416
                                                                 ----------     ----------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $     213      $    936     $   6,888
                                                                 ----------     ----------   ------------
                                                                 ----------     ----------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest                                               $     546      $    664     $     898
                                                                 ----------     ----------   ------------
                                                                 ----------     ----------   ------------

          Income taxes                                           $      16      $     61     $      45
                                                                 ----------     ----------   ------------
                                                                 ----------     ----------   ------------



See notes to condensed financial statements.

                                                                   SCHEDULE II


                                     RTW, INC.
                 CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - ACCOUNTING POLICIES

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the RTW, Inc. 1998 Annual Report.

NOTE 2 - RELATED PARTY TRANSACTIONS

RTW provides American Compensation Insurance Company ("ACIC") with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC's gross premiums earned each month for these services, which amounted to $8,908,000, $8,057,000 and $6,327,000 for the years ended December 31, 1998, 1997 and
1996, respectively. In addition, RTW receives 15% of ACIC's gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $16,289,000, $14,307,000 and $11,372,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.

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

Amounts due (to) from ACIC related to the above transactions are included in the balance sheet account caption "Investment in and advances to subsidiary" and totaled approximately $7,104,000 and $6,208,000 at December 31, 1998 and 1997, respectively.

                                                                   SCHEDULE III

                                    RTW, INC.
             SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
                                  (IN THOUSANDS)


                          (COLUMN C)
                         RESERVES FOR                                        INVESTMENT
             DEFERRED    UNPAID CLAIM    DISCOUNT,                           INCOME AND
              POLICY      AND CLAIM       IF ANY,                           NET REALIZED
           ACQUISITION    SETTLEMENT   DEDUCTED IN     UNEARNED    EARNED    INVESTMENT
    YEAR       COSTS       EXPENSES      COLUMN C      PREMIUMS   PREMIUMS     GAINS
---------- ------------- -----------  -------------  ----------  ---------- -----------

    1998       $ 1,501     $ 97,269        -           $ 13,027   $ 81,392    $ 8,732

    1997       $ 1,559     $ 61,069        -           $ 13,580   $ 81,043    $ 6,971

    1996       $ 1,624     $ 49,256        -           $ 13,308   $ 63,058    $ 5,259



                       CLAIM AND CLAIM
                     SETTLEMENT EXPENSES     AMORTIZATION
                     INCURRED RELATED TO:     OF DEFERRED         PAID CLAIM
                    -------------------         POLICY             AND CLAIM
                     CURRENT      PRIOR       ACQUISITION         SETTLEMENT        PREMIUMS
    YEAR              YEAR        YEARS          COSTS             EXPENSES          WRITTEN
-----------        ---------   ----------  -----------------    ---------------  -------------

    1998            $ 64,268   $ 10,979         $ 13,974          $ 53,087         $ 80,839

    1997            $ 58,675   $ (3,085)        $ 11,658          $ 42,968         $ 81,315

    1996            $ 47,155   $ (8,075)        $  6,327          $ 24,833         $ 66,760

                                                                   SCHEDULE IV



                                    RTW, INC.
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                              PREMIUMS EARNED
                                                         -----------------------------------------------------------    PERCENTAGE
                                                                          CEDED TO        ASSUMED                       OF AMOUNT
                                                                           OTHER        FROM OTHER                       ASSUMED
                     DESCRIPTION                            DIRECT       COMPANIES       COMPANIES          NET           TO NET
------------------------------------------------------   -------------  -------------  --------------  -------------    ----------
1998
     PREMIUMS - Wokers' Compensation                        $ 89,881         $ 8,489       $   -          $ 81,392          0.00%

1997
     PREMIUMS - Workers' Compensation                        $ 81,385          $ 342       $   -          $ 81,043          0.00%

1996
     PREMIUMS - Workers' Compensation                        $ 63,755          $ 697       $   -          $ 63,058          0.00%

                                                                   SCHEDULE V

                                    RTW, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                                                        ADDITIONS
                                                               ------------------------------
                                              BALANCE AT       CHARGED TO        CHARGED TO                          BALANCE AT
                                              BEGINNING         COSTS AND           OTHER                               END
                DESCRIPTION                   OF PERIOD         EXPENSES          ACCOUNTS         WRITE-OFFS        OF PERIOD
-----------------------------------------   --------------    --------------    --------------    --------------  -------------
1998
     Allowance for Doubtful Accounts           $   182         $    379           $    -            $    144          $    417

1997
     Allowance for Doubtful Accounts           $   105         $    250           $    -            $    173          $    182

1996
     Allowance for Doubtful Accounts           $    73         $    128           $    -            $     96          $    105