Form 10-Q
period 1999-03-31
RTW INC /MN/
filed 1999-05-14
CIK 915781

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE PERIOD ENDED MARCH 31, 1999

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ________ TO ________.

                         COMMISSION FILE NUMBER 0-25508

                                    RTW, INC.
             (Exact name of registrant as specified in its charter)

                   MINNESOTA                                           41-1440870
 ------------------------------------------------    -----------------------------------------------
  (State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)
                or organization)

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

At April 30, 1999, approximately 12,312,000 shares of Common Stock were outstanding.

--------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                                                                                 PAGE
PART I--FINANCIAL INFORMATION

     Item 1.     Consolidated Financial Statements and Notes (Unaudited)                           3

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                               8

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk                       19


PART II--OTHER INFORMATION

     Item 1.     Legal Proceedings                                                                20

     Item 2.     Changes in Securities                                                            20

     Item 3.     Defaults Upon Senior Securities                                                  20

     Item 4.     Submission of Matters to a Vote of Security Holders                              20

     Item 5.     Other Information                                                                20

     Item 6.     Exhibits and Reports on Form 8-K                                                 20


     Signatures                                                                                   21


     Exhibits                                                                                     22

PART I--FINANCIAL INFORMATION


ITEM 1:     CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                    --------
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                            4

Consolidated Statements of Operations                                  5

Consolidated Statements of Cash Flows                                  6

Notes to Consolidated Financial Statements                             7

                            RTW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                        (In thousands, except share data)


                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    1999               1998
                                                                                -------------      -------------
                                                                                 (Unaudited)
         ASSETS
Investments at fair value, amortized cost of $117,910 and $123,924              $     119,733      $     126,631
Cash and cash equivalents                                                               1,997                700
Accrued investment income                                                               1,677              1,761
Premiums receivable, less allowance of $506 and $417                                    9,243              6,554
Reinsurance recoverables:
     On unpaid claim and claim settlement expenses                                     24,476             19,414
     On paid claim and claim settlement expenses                                        1,138                867
Deferred policy acquisition costs                                                       1,843              1,501
Furniture and equipment, net                                                            4,468              4,565
Other assets                                                                            8,945              8,952
                                                                                -------------      -------------

         Total assets                                                           $     173,520      $     170,945
                                                                                -------------      -------------
                                                                                -------------      -------------


       LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                      $      97,558      $      97,269
Unearned premiums                                                                      16,011             13,027
Accrued expenses and other liabilities                                                  2,951              5,570
Notes payable                                                                           2,471              2,461
                                                                                -------------      -------------
       Total liabilities                                                              118,991            118,327

Shareholders' equity:
   Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 12,285,000 shares at March 31, 1999 and
     11,935,000 shares at December 31, 1998                                            30,703             29,451
   Retained earnings                                                                   22,641             21,408
   Accumulated other comprehensive income                                               1,185              1,759
                                                                                -------------      -------------
       Total shareholders' equity                                                      54,529             52,618
                                                                                -------------      -------------

         Total liabilities and shareholders' equity                             $     173,520      $     170,945
                                                                                -------------      -------------
                                                                                -------------      -------------

See notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1999
           (Unaudited; in thousands, except share and per share data)


                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                    -------------------------------
                                                                                        1999              1998
                                                                                    -------------    --------------
REVENUES:
   Gross premiums earned                                                            $      21,314    $       21,333
   Premiums ceded                                                                          (4,160)            1,211
                                                                                    -------------    --------------
     Premiums earned                                                                       17,154            22,544
   Investment income                                                                        1,686             2,037
   Net realized investment gains                                                               37                 3
                                                                                    -------------    --------------
     Total revenues                                                                        18,877            24,584

EXPENSES:
   Claim and claim settlement expenses                                                     10,804            19,273
   Policy acquisition costs                                                                 3,486             3,280
   General and administrative expenses                                                      2,987             3,647
                                                                                    -------------    --------------
     Total expenses                                                                        17,277            26,200
                                                                                    -------------    --------------
       Income (loss) from operations                                                        1,600            (1,616)

   Interest expense                                                                            69               139
                                                                                   -------------    --------------
       Income (loss) before income taxes                                                    1,531            (1,755)

   Income tax expense (benefit)                                                               298              (638)
                                                                                    -------------    --------------

     Net income (loss)                                                              $       1,233    $       (1,117)
                                                                                    -------------    --------------
                                                                                    -------------    --------------

Income (loss) per share:
     Basic income (loss) per share                                                  $        0.10    $        (0.09)
                                                                                    -------------    --------------
                                                                                    -------------    --------------
     Diluted income (loss) per share                                                $        0.10    $        (0.09)
                                                                                    -------------    --------------
                                                                                    -------------    --------------

Weighted average shares outstanding:
     Basic shares outstanding                                                          12,232,000        11,868,000
                                                                                    -------------    --------------
                                                                                    -------------    --------------

     Diluted shares outstanding                                                        12,336,000        11,868,000
                                                                                    -------------    --------------
                                                                                    -------------    --------------

See notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                            (Unaudited, in thousands)

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       1999              1998
                                                                                  -------------    -------------
Cash flows from operating activities:
     Net income (loss)                                                            $       1,233    $      (1,117)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
         Realized investment gains                                                          (37)              (3)
         Depreciation and amortization                                                      317              316
         Deferred income taxes                                                             (174)            (842)
         Changes in assets and liabilities:
           Amounts due from reinsurers                                                   (5,333)             353
           Unpaid claim and claim settlement expenses                                       289            6,107
           Unearned premiums, net of premiums receivable                                    295            2,150
           Other, net                                                                    (2,359)            (785)
                                                                                  -------------    -------------
              Net cash provided by (used in) operating activities                        (5,769)           6,179

Cash flows from investing activities:
   Proceeds from maturities of available-for-sale securities                                500            1,000
   Proceeds from sales of available-for-sale securities                                   7,619              356
   Purchases of available-for-sale securities                                            (2,095)             -
   Purchases of furniture and equipment                                                    (210)            (259)
                                                                                  -------------    -------------
              Net cash provided by investing activities                                   5,814            1,097

Cash flows from financing activities:
   Proceeds from stock options exercised                                                  1,252              258
   Proceeds from sales of common stock                                                      -                 30
                                                                                  -------------    -------------
              Net cash provided by financing activities                                   1,252              288
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                                 1,297            7,564

Cash and cash equivalents at beginning of year                                              700            5,798
                                                                                  -------------    -------------

Cash and cash equivalents at end of period                                        $       1,997    $      13,362
                                                                                  -------------    -------------
                                                                                  -------------    -------------

Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for:
     Interest                                                                     $          59    $         117
                                                                                  -------------    -------------
                                                                                  -------------    -------------

     Income taxes                                                                 $        (443)   $           7
                                                                                  -------------    -------------
                                                                                  -------------    -------------

See notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


NOTE A--BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 1998 Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial information included herein, other than the consolidated balance sheet at December 31, 1998, has been prepared by us without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 1998 from the audited consolidated financial statements for the year ended December 31, 1998, but this report does not include all the disclosures contained therein.

The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in our opinion, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 1998 Annual Report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

THE COMPANY--RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, "we," "our" and "us" will refer to these entities in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We developed a proprietary management system, the RTW SOLUTION-Registered Trademark-, designed to lower employers' workers' compensation costs and return injured employees to work as soon as possible. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers' compensation management services solely to employers insured through our insurance subsidiary or through fronted insurance arrangements. We currently operate in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island and New Hampshire.

FINANCIAL SUMMARY

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at March 31, 1999 and December 31, 1998 and the three month periods ended March 31, 1999 and 1998.

The following table provides an overview of our key operating results (000's):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ---------------------------
                                                                 1999           1998
                                                             -----------     -----------
     Gross premiums earned                                   $    21,314     $    21,333
     Total revenues                                               18,877          24,584
     Claim and claim settlement expenses                          10,804          19,273
     Net income (loss)                                             1,233          (1,117)

     RTW reported gross premiums earned of $21.3 million in the first quarter of 1999 compared to $21.3 million reported for the first quarter of 1998.

     Total revenues for the three months ended March 31, 1999 were $17.2 million compared to $22.5 million for the same period in 1998. Total revenues in 1999 were reduced by $3.2 million of premiums ceded under reinsurance agreements entered into during the fourth quarter of 1998. No comparative premiums were ceded during the first quarter of 1998. Additionally, total revenues for the three month period ended March 31, 1998 include a $2.3 million refund received from the Minnesota Workers' Compensation Reinsurance Association (WCRA). No comparable refund was received in the first quarter of 1999. After excluding the effects of reinsurance and refunds, adjusted total revenues for the first quarter of 1999 were $20.4 million compared to $20.3 million for the first quarter of 1998.

     We reported net income of $1.2 million in the first quarter of 1999 compared to a reported net loss of $1.1 million in the first quarter of 1998 due primarily to the following factors:

     - In the first quarter of 1999, we recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $5.2 million resulting in a corresponding reduction in claim and claim settlement expenses. No such ceding estimate was recorded in the first quarter of 1998 as the agreement was not effective until July 1999.

     - In the first quarter of 1998, we increased our estimate of the pre-1998 liability for unpaid claim and claim settlement expenses by $3.0 million as a result of unfavorable claims experience.

     - We have aggressively targeted $8.0 million of our business for non-renewal or re-underwriting at more favorable rates during 1999 as the profitability of that business does not meet our underwriting profit margin standards. We were successful in dealing with approximately 35.0% or $2.8 million of the targeted amount in the first quarter of 1999 resulting in non-renewal or renewal at higher rates for those policies. The remaining $5.2 million in business will be reviewed at policy expiration through the remainder of 1999 for renewal or re-underwriting;

     - Pricing pressure continues to affect premiums in force and decrease profit margins, especially in Minnesota. The pricing pressure is the result of (i) increased competition in our markets and (ii) continued price declines due to legislative benefit changes in recent years; and

     -     Inflation continues to affect medical and wage costs.

     While we expect to continue to operate in a difficult pricing environment for the remainder of 1999, we are working to improve profitability in all of our offices by continuing to aggressively manage expenses, refining our sales and distribution channels and improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts.

     In the following pages, we take a look at the operating results for the three month periods ended March 31, 1999 and 1998 for items in our Consolidated Statement of Operations and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

TOTAL REVENUES: Our total revenues include gross premiums earned, premiums ceded, investment income and realized investment gains.

The following tables summarize the components of revenues and premiums in force (000's):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              -----------     -----------

     Gross premiums earned                                    $    21,314     $    21,333
     Premiums (ceded) recovered                                    (4,160)          1,211
                                                              -----------     -----------
          Premiums earned                                          17,154          22,544
     Investment income                                              1,686           2,037
     Realized investment gains                                         37               3
                                                              -----------     -----------

            Total revenues                                    $    18,877     $    24,584
                                                              -----------     -----------
                                                              -----------     -----------

                                                                                   1999            1998
                                                                               -----------     -----------
Premiums in force, by state office location, at quarter-end:
     Minnesota                                                                 $    33,500     $    41,200
     Colorado                                                                       11,100          12,500
     Missouri                                                                       15,500          15,600
     Michigan                                                                       10,900           6,200
     Massachusetts                                                                  10,900           3,400
                                                                               -----------     -----------

     Total premiums in force March 31:                                         $    81,900     $    78,900
                                                                               -----------     -----------
                                                                               -----------     -----------

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

     Our premiums in force grew 3.8% to $81.9 million at March 31, 1999 from $78.9 million at March 31, 1998 due primarily to $ 12.2 million in growth in our Michigan and Massachusetts markets offset by a $9.2 million decrease in premiums in force in our other markets including Minnesota which decreased $7.7 million and Colorado which decreased $1.4 million. We have aggressively targeted
$8.0 million of our business for non-renewal or re-underwriting at more favorable rates during 1999 as the profitability of that business does not meet our underwriting profit margin standards. We were successful in dealing with approximately $2.8 million of the targeted amount in the first quarter of 1999.

     Our gross premiums earned were $21.3 million in the first quarter of 1999 and $21.3 million in the first quarter of 1998. Gross premiums earned was effected by the 3.8% increase in premiums in force offset by a decrease in final audit premiums recognized to $1.0 million in the first quarter of 1999 compared to $1.5 million in final audit premiums recognized in the first quarter of 1998. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

     Underlying these increases in gross premiums earned is another trend. The premium rate that we charge policyholders per payroll dollar has declined for several years. This is the result, in part, of the following:

     - Many state legislatures where we provide coverage have reduced benefits that injured employees are paid, resulting in lower loss costs of workers' compensation insurance and decreased corresponding premiums paid by the policyholder;

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

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per incident exposure and record this cost to premiums ceded as a reduction to gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers' Compensation Reinsurance Association (WCRA). Our selected retention levels in Minnesota are $290,000 in 1999 and $280,000 in 1998. In other states, we decreased our per incident exposure to $300,000 in 1999 from $500,000 in 1998 and prior years. We purchased this coverage from various reinsurers in 1998 and limited the coverage to one insurer in 1999. Additionally, for claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through October 1, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. Activity occurring on or after October 1, 1998 is recorded prospectively. The deferred gain will be amortized into income in future years using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. We amortized $185,000 of the deferred gain into operations as a reduction of claim and claim settlement expenses in the first quarter of 1999.

     The following table summarizes the components of premiums ceded (000's):

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      ---------------------------
                                                                          1999           1998
                                                                      -----------     -----------
Premiums (ceded to) recovered from:
   WCRA                                                               $      (682)    $      (786)
   Non-Minnesota excess of loss policies                                   (3,478)           (250)
   Refund from the WCRA on prior years' activity                             --             2,247
                                                                      -----------     -----------

   Premiums (ceded) recovered                                         $    (4,160)    $     1,211
                                                                      -----------     -----------
                                                                      -----------     -----------

     Premiums ceded to reinsurers were a cost of $4.2 million in the first quarter of 1999 compared to a benefit of $1.2 million in the first quarter of 1998. This increased cost resulted from (i) premiums ceded under our new excess of loss reinsurance coverage for losses over $25,000; (ii) increased effective excess of loss premium rates in Minnesota in 1999 from 1998 due to premium price changes within that state, (iii) increased excess of loss costs resulting from increased premiums earned in non-Minnesota states, and (iv) the recognition of a refund of $2.3 million from the WCRA in the first quarter of 1998. No comparable refund was received in 1999.

     PREMIUMS EARNED OUTLOOK: The outlook for gross premiums earned and premiums ceded for the remainder of 1999 includes the following factors:

     - We expect that the remaining $5.2 million of aggressively targeted business for non-renewal or re-underwriting during 1999 will put downward pressure on our premiums in force in our Minnesota, Colorado and Missouri markets, however, we expect continued growth in premiums in force in our Michigan and Massachusetts markets, as well as new business in our Minnesota, Colorado and Missouri markets will lead to moderate growth in gross premiums earned for the remainder of the year;

     - We expect continued downward pressure on the amount we charge for our products and services; and

     - We expect that premiums ceded for the remainder of 1999 will remain consistent with the results attained for the three months ended March 31, 1999. Premiums ceded may decrease slightly in future quarters of 1999 as a percent of gross premiums earned as the non-Minnesota markets, where we pay smaller reinsurance premiums, continue to grow relative to Minnesota. Premiums ceded (after adjusting for the WCRA refund) will continue to run much higher in 1999 when compared to 1998 as the new lower level excess of loss policy will be in force during all of 1999 compared to only being in place during the last six months of 1998.

INVESTMENT INCOME AND REALIZED INVESTMENT GAINS: Our investment income includes earnings on our investment portfolio. Our realized investment gains include gains from sales of available-for-sale securities and are displayed separately on our Consolidated Statement of Operations. We currently invest entirely in U.S. domiciled investment grade taxable and tax-exempt fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the "Investments" section of this Management's Discussion and Analysis.

     Investment income decreased to $1.7 million in the first quarter of 1999 from $2.0 million in the first quarter of 1998. Investment income decreased due to the growth of tax-exempt municipal securities included in our portfolio which earn lower pre-tax rates than taxable securities but are comparable on a tax adjusted basis even as we increased funds available for investment. We did not own tax-exempt securities in the first quarter of 1998 and only began purchasing tax-exempts in the second quarter of 1998. Funds available for investment increased to $119.7 million at March 31, 1999, from $111.0 million at March 31, 1998, due to increased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums, the payment of premiums ceded under our reinsurance agreements, the payment of claim and claim settlement expenses and the recovery of paid claim and claim settlement expenses under our reinsurance programs and (ii) net cash provided by investment income. Pre-tax investment yields increased to 6.7% for the three months ended March 31, 1999 from 6.4% for the three months ended March 31, 1998 due to purchasing tax-exempt municipal securities, which have lower yields on a pre-tax basis. The investment yields realized in future periods will be affected by yields attained on new investments.

     Realized investment gains increased slightly to $37,000 in the first quarter of 1999 from $3,000 in the first quarter of 1998. No losses were realized in the first quarters of 1999 or 1998.

INVESTMENT INCOME AND REALIZED INVESTMENT GAINS OUTLOOK: Barring significant changes in interest rates or operational cash flows, we expect that the yield from our investment portfolio for the remainder of 1999 will be affected by the following:

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

CLAIM AND CLAIM SETTLEMENT EXPENSES: Claim expenses refer to amounts that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the Consolidated Statements of Operations.

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

     Claim and claim settlement expenses decreased to $10.8 million in the first quarter of 1999 from $19.3 million in the first quarter of 1998. As a percent of premiums earned, claim and claim settlement expenses decreased to 63.0% for the first quarter of 1999 from 85.5% for the first quarter of 1998. These changes are due to the following:

     - In the first quarter of 1999, we recorded a current year estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $5.2 million resulting in a corresponding reduction in claim and claim settlement expenses. No such ceding adjustment was made in the first quarter of 1998.

     - In the first quarter of 1998, we increased our estimate of the pre-1998 liability for unpaid claim and claim settlement expenses by $3.0 million as a result of unfavorable claims experience for those periods.

           After excluding the estimate of claim and claim settlement expenses ceded to reinsurers in the first quarter of 1999 and excluding the effects of the $3.0 million increase recorded in the first quarter of 1998, based on gross of reinsurance amounts, claim and claim settlement expenses decreased slightly to 75.2% of gross premiums earned in the first quarter of 1999 from 76.3% in the first quarter of 1998.

     - We have aggressively targeted $8.0 million of our business for non-renewal or re-underwriting at more favorable rates during 1999 as the profitability of that business does not meet our underwriting profit margin standards. We were successful in dealing with $2.8 million of the targeted amount in the first quarter of 1999 enabling us to show slight improvement in our loss ratios.

     - Reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, have continued to place upward pressure on claim and claim settlement expenses as a percentage of premiums earned; and

     - Claim costs continued to receive continued upward pressure in accident year 1999 as compared to accident year 1998 due to increasing medical and indemnity costs resulting from inflationary changes. This has been offset somewhat by the effects of provider agreements that we negotiated during 1998.

CLAIM AND CLAIM SETTLEMENT EXPENSE OUTLOOK: We expect that claim and claim settlement expenses will be affected by the following factors:

     - Continued favorable effects of ceding paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements resulting in a reduction of claim and claim settlement expenses;

     - Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes,
           (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;

     - Continued pricing pressure due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may result in reduced premiums, ultimately increasing claim and claim settlement expense as a percent of premium earned; and

     - Continued application of our claims management technology and methods to all open claims at March 31, 1999, may benefit future periods. The ultimate result of the above factors, combined with the change in premium rates, on claim and claim settlement expenses as a percent of premiums earned for the remainder of 1999 is unknown at this time.

POLICY ACQUISITION COSTS. Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, offset by ceding commissions received from our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them. Ceding commissions represent adjustments based on actual claim and claim settlement expenses related to premiums ceded in prior years. Under reinsurance agreements, our ceding commission is adjusted to the extent that actual claim and claim settlement expenses vary from levels specified in the agreement.

The following table summarizes policy acquisition costs (000's):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                                 1999           1998
                                                             -----------     ----------
Commission expense                                           $     1,757     $     1,691
Premium tax expense                                                  422             456
Other policy acquisition costs                                     1,307           1,133
                                                             -----------     -----------

     Direct policy acquisition costs                         $     3,486     $     3,280
                                                             -----------     -----------
                                                             -----------     -----------

     Policy acquisition costs increased to $3.5 million in the first quarter of 1999 from $3.3 million in the first quarter of 1998. As a percent of gross premiums earned, policy acquisition costs increased to 16.4% in the first quarter of 1999 from 15.4% in the first quarter of 1998. These changes reflect the following:

     - Commission expense was 8.2% of gross premiums earned in the first quarter of 1999 compared to 7.9% in the first quarter of 1998. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates have continued into current policy periods and will have a greater effect on the commission expense percent as the non-Minnesota states continue to grow relative to Minnesota. In all of our markets, we believe the commission rates we pay are marketplace competitive;

     - Premium tax expense remained consistent at 2.0% of gross premiums earned for the first quarters of 1999 and 1998; and

     - Other policy acquisition costs increased to 6.1% of gross premiums earned in the first quarter of 1999 from 5.3% in the first quarter of 1998, due to increased personnel and overhead costs associated with improving our underwriting function and increased personnel costs necessary for the growth in premiums in force.

POLICY ACQUISITION COST OUTLOOK: We expect that policy acquisition costs as a percent of gross premiums earned will stabilize or remain relatively constant as a percent of gross premiums earned during the remainder of 1999 due to the following:

     - We expect commission expense as a percent of gross premiums earned to increase slightly during the remainder of 1999 as the non-Minnesota states continue to grow in size relative to Minnesota;

     - We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first three months of 1999; and

     - We expect that other policy acquisition costs will be consistent with the first quarter of 1999 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs. We also expect that these costs will be offset on a limited basis from increases in operating efficiency and effectiveness during the remainder of 1999 realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems.

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses decreased to $3.0 million in the first quarter of 1999 from $3.6 million in the first quarter of 1998. As a percent of gross premiums earned, general and administrative expenses decreased to 14.0% in the first quarter of 1999 from 17.1% in the first quarter of 1998. General and administrative expenses continue to be managed aggressively and reduced where appropriate. We also did not accrue in the first quarter of 1999 for any 1999 assessment from the Minnesota Insurance Guarantee Association (MIGA), an organization formed to fund Minnesota claims for insolvent insurance companies, while we accrued $249,000 in the first quarter of 1998. MIGA did not assess its members in 1998 or 1997 for workers' compensation claim liabilities arising from current or prior insolvencies and we do not anticipate any assessment in 1999 payable in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES OUTLOOK: We expect that general and administrative expenses will be affected by the following:

     - We will continue to aggressively manage all general and administrative expenses for the remainder of 1999;

     - We have no plans to open additional state offices in 1999 and expect that growth in premiums in force in Michigan and Massachusetts will result in additional revenues to cover the fixed costs in those states; and

     - We expect to realize operational efficiency during 1999 through enhancements to our internal processes and procedures, including changes to our internal proprietary computer systems.

INTEREST EXPENSE: We incur interest charges on our Senior Notes. The remaining Senior Notes outstanding mature in December 1999.

We are paying interest at 9.50% during 1999 and paid interest at rates ranging from 9.25% to 9.50% during 1998 on the outstanding balance on our Senior Notes.

     Interest expense decreased to $69,000 in the first quarter of 1999 from $139,000 in the first quarter of 1998 due to principal payments on the Senior Notes in December 1998.

INTEREST EXPENSE OUTLOOK: Interest expense for the remainder of 1999 is expected to be consistent with the results attained for the three months ended March 31, 1999. Total interest expense on the Senior Notes is expected to decrease to $266,000 in 1999 from $546,000 in 1998 as a result of principal payments of $2.5 million made in December 1998.

INCOME TAXES: We incur federal income taxes on our combined service organization
(RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization's operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition of revenues, deferring recognition of expenses ultimately accelerating the payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves. Additionally, we benefit from the non-taxable portion of our tax-exempt municipal securities.

     Income tax expense was $298,000 for the first quarter of 1999 compared to an income tax benefit of $638,000 for the first quarter of 1998. As a percent of income (loss) before income taxes, the income tax expense (benefit) was 19.5% for first quarter of 1999 versus (36.4%) for the first quarter of 1998. The income tax expense (benefit) percent in 1999 has been affected by (i) decreased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (ii) the introduction of tax-exempt municipal income beginning in the second quarter of 1998.

INCOME TAX OUTLOOK: Income tax expense (benefit) will vary based on (i) the income from operations we recognize for the remainder of 1999, and will (ii) decrease as a percent of income before taxes relative to the statutory effective rate as we purchase additional tax-exempt municipal fixed investments for our investment portfolio. The ultimate change is unknown at this time.

INVESTMENTS

Our portfolio included taxable and tax-exempt fixed maturity securities at March 31, 1999 as follows:

                                                                                        GROSS UNREALIZED
                                                                        MARKET      -------------------------
                                                          COST           VALUE          GAIN        (LOSS)

U.S. government securities                            $     8,921    $     9,217            299   $        (3)
Corporate securities                                       20,944         21,163            331          (112)
Mortgage- and asset-backed securities                      22,802         22,961            276          (117)
Municipal bonds, tax-exempt                                65,243         66,392          1,169           (20)
                                                      -----------    -----------    -----------   -----------

Totals                                                $   117,910    $   119,733    $     2,075   $      (252)
                                                      -----------    -----------    -----------   -----------
                                                      -----------    -----------    -----------   -----------

After several years of purchasing solely U.S. government securities, we engaged an investment manager in 1997 to diversify our portfolio to other taxable fixed maturity investments and to maximize our after-tax investment income without taking inappropriate credit risk. During the second quarter of 1998, we transferred our portfolio to a new investment manager and further diversified our portfolio by purchasing investment grade tax-exempt fixed maturity investments. We manage our fixed maturity portfolio conservatively, investing only in investment grade (BBB or better rating from Standard and Poor's) securities of U.S. domiciled issuers. We do not invest in derivative securities.

     Funds provided by our operating cash flows and investment cash flows have provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses and reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio grew 7.6% or $8.5 million to $119.7 million at March 31, 1999, from $111.2 million at March 31, 1998, as a result of these factors.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders' equity, net of taxes in accumulated other comprehensive income. Because value is based on the relationship between the portfolio's stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carried at fair value, we expect to encounter larger adjustments in shareholders' equity as market interest rates and other factors change.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our unpaid claim and claim settlement expenses represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through March 31, 1999. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a "case" basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

     Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments, as well as longer-term investments that have appreciated in value. Our primary cash requirements consist of payments for (i) reinsurance, (ii) claim and claim settlement expenses, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and
(vii) debt service or principal repayment on our outstanding Senior Notes. We have historically generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of "pre-funding" quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments. Cash generated is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements, tax-exempt municipal securities and corporate securities all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

     Cash used by operating activities for the three months ended March 31, 1999 was $5.8 million. This is primarily a result of an increase of $5.3 million in amounts due from reinsurers, a decrease of $2.6 million in accrued liabilities offset by our net income of $1.2 million, an increase of $289,000 in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, an increase of $295,000 in unearned premiums, net of premiums receivable and depreciation and amortization of $317,000. Net cash provided by investing activities was $5.8 million, primarily the result of $7.6 million in proceeds from sales of available-for-sale securities and maturities of $500,000 of available-for-sale investments offset by $2.1 million in purchases of available-for-sale securities. Net cash provided by financing activities was $1.3 million due to proceeds from the exercise of stock options.

     Our need for additional capital is primarily the result of regulations which require certain ratios of capital to premiums written. In the future, we expect that our need for additional capital will be primarily related to the growth of our insurance subsidiary and the need to maintain appropriate capital to premium ratios as defined by state regulatory bodies. As an alternative to raising additional capital, we believe we could secure quota-share or other additional reinsurance which would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements.

     State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC's statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 1998, without regulatory approval, is approximately $4.2 million. ACIC has never paid a dividend to us.

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

     INFORMATION TECHNOLOGY SYSTEMS: Our insurance subsidiary operations began in 1992. After using third party software and services for several years, we developed our own internal computer systems to manage our claims and related claim settlement expenses (1996) and administer our policy information (1995). These computer systems are year 2000 compliant. Additionally, during the second quarter of 1998 we implemented third-party provided general ledger and accounts payable software, which is year 2000 compliant. Also, we are in the process of internally developing a billing and cash receipt system to be completed in the second quarter of 1999, which will be year 2000 compliant. These system replacements and software developments are occurring as a part of our ongoing operations and are not specifically occurring as a result of the year 2000 issue. We anticipate that our critical computer hardware and software systems will be fully year 2000 compliant in early 1999 and non-critical hardware and software systems will be compliant during the second quarter of 1999. The cost of any hardware and software changes required to comply with the year 2000, other than those contemplated as routine upgrades in our operations, are not expected to have a material adverse effect on our results of operations.

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

REGULATION

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At March 31, 1999, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa and Florida.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to Disclosures about Market Risk is contained in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk" under Item 2 of this Report of Form 10-Q and is incorporated herein by reference.

PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

              None

ITEM 2.   CHANGES IN SECURITIES

              None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.   OTHER INFORMATION

              None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     LISTING OF EXHIBITS

                       Exhibit 11--STATEMENT REGARDING COMPUTATION OF BASIC AND
                                   DILUTED NET INCOME PER SHARE

                       Exhibit 27--FINANCIAL STATEMENT SCHEDULE

          (b)     LISTING OF REPORTS ON FORM 8-K

                       None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    RTW, INC.

Dated: May 12, 1999                 By: /s/ Carl B. Lehmann
                                        --------------------------------------------------------
                                        Carl B. Lehmann
                                        President, Chief Executive Officer and Director
                                        (Principal Executive Officer)



Dated: May 12, 1999                 By: /s/ Tim C. Chan
                                        --------------------------------------------------------
                                        Tim C. Chan
                                        Secretary, Treasurer and Chief Financial Officer
                                        (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

    EXHIBIT
    NUMBER                                       DESCRIPTION                                         PAGE
    -------      ------------------------------------------------------------------------------      ----
      11         Statement Regarding Computation of Basic and Diluted Net Income
                     Per Share                                                                        23


      27         Financial Statement Schedule                                                         24