Form 10-Q
period 1999-06-30
RTW INC /MN/
filed 1999-08-13
CIK 915781

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO         .

                         COMMISSION FILE NUMBER 0-25508

                                    RTW, INC.
             (Exact name of registrant as specified in its charter)

             MINNESOTA                             41-1440870
---------------------------------     ------------------------------------
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

                                 Yes X No ____

At July 31, 1999, approximately 12,312,000 shares of Common Stock were outstanding.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                            PAGE
------------------------------                                                                            ----
     Item 1.               Consolidated Financial Statements and Notes (Unaudited)                           3

     Item 2.               Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                               8

     Item 3.               Quantitative and Qualitative Disclosures about Market Risk                       20


PART II - OTHER INFORMATION

     Item 1.               Legal Proceedings                                                                21

     Item 2.               Changes in Securities                                                            21

     Item 3.               Defaults Upon Senior Securities                                                  21

     Item 4.               Submission of Matters to a Vote of Security Holders                              21

     Item 5.               Other Information                                                                21

     Item 6.               Exhibits and Reports on Form 8-K                                                 21


     Signatures                                                                                             22


     Exhibits                                                                                               23


PART I - FINANCIAL INFORMATION



ITEM 1:           CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
-------------------------------------------------------------------------


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


                            RTW, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                        (In thousands, except share data)


                                                                                  JUNE 30,         DECEMBER 31,
                                                                                    1999                1998
                                                                                -------------      -------------
         ASSETS                                                                  (Unaudited)
Investments at fair value, amortized cost of $114,184 and $123,924              $     112,557      $     126,631
Cash and cash equivalents                                                               3,412                700
Accrued investment income                                                               1,496              1,761
Premiums receivable, less allowance of $530 and $417                                    9,484              6,554
Reinsurance recoverables:
     On unpaid claim and claim settlement expenses                                     29,778             19,414
     On paid claim and claim settlement expenses                                        1,311                867
Deferred policy acquisition costs                                                       1,707              1,501
Furniture and equipment, net                                                            4,411              4,565
Other assets                                                                            9,843              8,952
                                                                                -------------      -------------

         Total assets                                                           $     173,999      $     170,945
                                                                                -------------      -------------
                                                                                -------------      -------------

       LIABILITIES AND SHAREHOLDERS' EQUITY

Unpaid claim and claim settlement expenses                                      $      99,232      $      97,269
Unearned premiums                                                                      14,874             13,027
Accrued expenses and other liabilities                                                  3,534              5,570
Notes payable                                                                           2,481              2,461
                                                                                -------------      -------------
       Total liabilities                                                              120,121            118,327

Shareholders' equity:
   Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 12,312,000 shares at June 30, 1999 and
     11,935,000 shares at December 31, 1998                                            30,808             29,451
   Retained earnings                                                                   24,128             21,408
   Accumulated other comprehensive income (loss)                                       (1,058)             1,759
                                                                                -------------      -------------
       Total shareholders' equity                                                      53,878             52,618
                                                                                -------------      -------------

         Total liabilities and shareholders' equity                             $     173,999      $     170,945
                                                                                -------------      -------------
                                                                                -------------      -------------






See notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
           (Unaudited; in thousands, except share and per share data)


                                                      FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                         ENDED JUNE 30,                      ENDED JUNE 30,
                                                 -------------------------------    -------------------------------
                                                     1999              1998             1999              1998
REVENUES:
   Gross premiums earned                         $      21,798    $       22,241    $      43,112    $       43,574
   Premiums ceded                                       (4,609)           (1,056)          (8,769)              155
                                                 -------------    --------------    -------------    --------------
     Premiums earned                                    17,189            21,185           34,343            43,729
   Investment income                                     1,640             2,018            3,326             4,055
   Net realized investment gains                            65               716              102               719
                                                 -------------    --------------    -------------    --------------
     Total revenues                                     18,894            23,919           37,771            48,503

EXPENSES:
   Claim and claim settlement expenses                  10,448            17,938           21,252            37,211
   Policy acquisition costs                              3,523             3,310            7,009             6,590
   General and administrative expenses                   2,931             1,884            5,918             5,531
                                                 -------------    --------------    -------------    --------------
     Total expenses                                     16,902            23,132           34,179            49,332
                                                 -------------    --------------    -------------    --------------
       Income (loss) from operations                     1,992               787            3,592              (829)

   Interest expense                                         69               139              138               278
                                                 -------------    --------------    -------------    --------------
       Income (loss) before income taxes                 1,923               648            3,454            (1,107)

   Income tax expense (benefit)                            436               157              734              (481)
                                                 -------------    --------------    -------------    --------------

     Net income (loss)                           $       1,487    $          491    $       2,720    $         (626)
                                                 -------------    --------------    -------------    --------------
                                                 -------------    --------------    -------------    --------------

Net income (loss) per share:
     Basic income (loss) per share               $        0.12    $         0.04    $        0.22    $        (0.05)
                                                 -------------    --------------    -------------    --------------
                                                 -------------    --------------    -------------    --------------
     Diluted income (loss) per share             $        0.12    $         0.04    $        0.22    $        (0.05)
                                                 -------------    --------------    -------------    --------------
                                                 -------------    --------------    -------------    --------------

Weighted average shares outstanding:
     Basic shares outstanding                       12,308,000        11,940,000       12,270,000        11,912,000
                                                 -------------    --------------    -------------    --------------
                                                 -------------    --------------    -------------    --------------

     Diluted shares outstanding                     12,363,000        12,249,000       12,350,000        11,912,000
                                                 -------------    --------------    -------------    --------------
                                                 -------------    --------------    -------------    --------------





See notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (Unaudited, in thousands)


                                                                                        FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                       1999              1998
                                                                                  -------------    ---------------
Cash flows from operating activities:
     Net income (loss)                                                            $       2,720    $        (626)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
         Net realized investment gains                                                     (102)            (719)
         Depreciation and amortization                                                      691              626
         Deferred income taxes                                                           (1,200)          (1,069)
         Changes in assets and liabilities:
           Amounts due from reinsurers                                                  (10,808)             463
           Unpaid claim and claim settlement expenses                                     1,963           11,767
           Unearned premiums, net of premiums receivable                                 (1,083)           1,372
           Other, net                                                                      (151)          (1,830)
                                                                                  -------------    -------------
              Net cash provided by (used in) operating activities                        (7,970)           9,984

Cash flows from investing activities:
   Proceeds from maturities of securities                                                   915            1,000
   Proceeds from sales of securities                                                     16,932           35,655
   Purchases of securities                                                               (8,047)         (51,829)
   Purchases of furniture and equipment                                                    (475)            (529)
                                                                                  -------------    -------------
              Net cash provided by (used in) investing activities                         9,325          (15,703)

Cash flows from financing activities:
   Proceeds from stock options exercised                                                  1,252              333
   Issuance of common stock under ESPP                                                      105              199
   Proceeds from sales of common stock                                                      -                 30
                                                                                  -------------    -------------
              Net cash provided by financing activities                                   1,357              562
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                      2,712           (5,157)

Cash and cash equivalents at beginning of year                                              700            5,798
                                                                                  -------------    -------------

Cash and cash equivalents at end of period                                        $       3,412    $         641
                                                                                  -------------    -------------
                                                                                  -------------    -------------

Supplemental disclosure of cash flow information: Cash paid (received) during the period for:
     Interest                                                                     $         183    $         234
                                                                                  -------------    -------------
                                                                                  -------------    -------------
     Income taxes                                                                 $        (437)   $         320
                                                                                  -------------    -------------
                                                                                  -------------    -------------




See notes to consolidated financial statements.

                            RTW, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


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

FINANCIAL SUMMARY

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at June 30, 1999 and December 31, 1998 and the three and six month periods ended June 30, 1999 and 1998.

The following table provides an overview of our key operating results (000's):


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                     ---------------------------        ---------------------------
                                                         1999           1998                1999           1998
                                                     -----------     -----------        -----------     -----------
Gross premiums earned                                $    21,798     $    22,241        $    43,112     $    43,574
Total revenues                                            18,894          23,919             37,771          48,503
Claim and claim settlement expenses                       10,448          17,938             21,252          37,211
Net income (loss)                                          1,487             491              2,720            (626)



     RTW reported gross premiums earned of $21.8 million in the second quarter of 1999 compared to $22.2 million in the second quarter of 1998 and reported gross premiums earned of $43.1 million for the six months ended June 30, 1999 compared to $43.6 million for the same period in 1998.

     Total revenues for the second quarter of 1999 were $18.9 million compared to $23.9 million for the second quarter of 1998 and total revenues for the six months ended June 30, 1999 were $37.8 million compared to $48.5 million for the same period in 1998. Total revenues for the three and six month periods ended June 30, 1999 were reduced by premiums ceded under reinsurance agreements entered into during the fourth quarter of 1998 totaling $3.3 million and $6.4 million, respectively. No comparative premiums were ceded during the first and second quarters of 1998. Additionally, total revenues for the six month period ended June 30, 1998 include a $2.3 million refund received in the first quarter of 1998 from the Minnesota Workers' Compensation Reinsurance Association (WCRA). No comparable refund was received in the first half of 1999. After excluding the effects of reinsurance and refunds, adjusted total revenues for the three and six month periods ended June 30, 1999 were $22.1 million and $44.2 million, respectively, compared to $23.9 million and $46.3 million, respectively, for the same periods in 1998.

     We reported net income of $1.5 million in the second quarter of 1999 compared to net income of $491,000 in the second quarter of 1998 and reported net income of $2.7 million for the six months ended June 30, 1999 compared to a net loss of $626,000 for the same period in 1998 due primarily to the following factors:

- In the second quarter of 1999, we recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $5.3 million resulting in a corresponding reduction in claim and claim settlement expenses. Combined with

         $5.4 million recorded in the first quarter of 1999, claim and claim settlement expenses have been reduced by $10.7 million for the six months ended June 30, 1999. No such ceding estimates were recorded in the first or second quarters of 1998 as the agreement was not effective until July 1998.

- In the second quarter of 1998, we increased our accrual for the Minnesota Special Compensation Fund (SCF) by approximately $400,000. The SCF assesses us to cover the costs of second injuries which are substantially greater, because of a pre-existing physical impairment, than what would have resulted from the second injury alone. Additionally, the 1998 six month results include a $3.0 million increase in reserves for unpaid claim and claim settlement expenses recorded in the first quarter of 1998 to reflect adverse development of prior period claims.

- We have aggressively targeted policies for non-renewal or re-underwriting at more favorable rates during 1999 at policy expiration as the profitability of that business does not meet our underwriting profit margin standards. For the six months ended June 30, 1999, our aggressive re-underwriting resulted in $4.2 million of premiums renewed at higher prices as well as $4.8 million in premiums that were not renewed. We will continue to review business at policy expiration through the remainder of 1999 and non-renew or re-underwrite at more favorable rates any business not meeting our standards;

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

     In the following pages, we take a look at the operating results for the three and six month periods ended June 30, 1999 and 1998 for items in our Consolidated Statement of Operations and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

TOTAL REVENUES: Our total revenues include gross premiums earned, premiums ceded, investment income and realized investment gains.

The following tables summarize the components of revenues and premiums in force (000's):


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                     ---------------------------        ---------------------------
                                                         1999           1998                1999           1998
                                                     -----------     -----------        -----------     -----------
Gross premiums earned                                $    21,798     $    22,241        $    43,112     $    43,574
Premiums (ceded) recovered                                (4,609)         (1,056)            (8,769)            155
                                                     -----------     -----------        -----------     -----------
     Premiums earned                                      17,189          21,185             34,343          43,729
Investment income                                          1,640           2,018              3,326           4,055
Net realized investment gains                                 65             716                102             719
                                                     -----------     -----------        -----------     -----------

       Total revenues                                $    18,894     $    23,919        $    37,771     $    48,503
                                                     -----------     -----------        -----------     -----------
                                                     -----------     -----------        -----------     -----------



                                                                                            1999           1998
                                                                                        -----------     -----------
Premiums in force, by state office location, at quarter-end:
     Minnesota                                                                          $    32,800     $    38,300
     Colorado                                                                                11,700          13,400
     Missouri                                                                                16,900          16,200
     Michigan                                                                                10,700           7,600
     Massachusetts                                                                           13,800           5,000
                                                                                        -----------     -----------

     Total premiums in force at quarter-end:                                            $    85,900     $    80,500
                                                                                        -----------     -----------
                                                                                        -----------     -----------


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

     Our premiums in force grew 6.7% to $85.9 million at June 30, 1999 from $80.5 million at June 30, 1998 due primarily to $12.6 million in growth in our Michigan, Missouri and Massachusetts markets offset by a $7.2 million decrease in premiums in force in our other markets including Minnesota which decreased $5.5 million and Colorado which decreased $1.7 million. We have aggressively targeted policies for non-renewal or re-underwriting at more favorable rates during 1999 at policy expiration as the profitability of that business does not meet our underwriting profit margin standards. For the six months ended June 30, 1999, our aggressive re-underwriting resulted in $4.2 million of premiums renewed at higher prices as well as $4.8 million in premiums that were not renewed. We will continue to review business at policy expiration through the remainder of 1999 and non-renew or re-underwrite at more favorable rates any business not meeting our standards.

     Our gross premiums earned were $21.8 million in the second quarter of 1999 compared to $22.2 million in the second quarter of 1998 and $43.1 million for the six months ending June 30, 1999 compared to $43.6 million for the same period in 1998. Gross premiums earned was affected by the 6.7% increase in premiums in force offset by a decrease in final audit premiums recognized to $322,000 for the three months ended June 30, 1999 compared to $1.9 million for the three months ended June 30, 1998 and $1.3 million in final audit premiums recognized in the first half of 1999 compared to $3.4 million in the first half of 1998. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

     The premium rate that we charge policyholders per payroll dollar has declined for several years, however, in the first half of 1999, we have seen indications that pricing may, in fact, be firming or improving. The historical decline in rates is due, in part, to the following:

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

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per incident exposure and record this cost to premiums ceded as a reduction to gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers' Compensation Reinsurance Association (WCRA). Our selected retention levels in Minnesota are $290,000 in 1999 and $280,000 in 1998. In other states, we decreased our per incident exposure to $300,000 in 1999 from $500,000 in 1998 and prior years. We purchased this coverage from various reinsurers in 1998 and limited the coverage to one insurer in 1999. Additionally, for claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through October 1, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. Activity occurring on or after October 1, 1998 is recorded prospectively. The deferred gain is being amortized into income in the current year as well as future years using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. We amortized $187,000 of the deferred gain into operations as a reduction of claim and claim settlement expenses in the second quarter of 1999 and $374,000 for the six months ended June 30, 1999.

     The following table summarizes the components of premiums ceded (000's):


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                     ---------------------------        ---------------------------
                                                         1999           1998                1999           1998
                                                     -----------     -----------        -----------     -----------
Premiums (ceded to) recovered from:
   WCRA                                              $    (1,034)    $      (782)       $    (1,716)    $    (1,568)
   Non-Minnesota excess of loss policies                  (3,575)           (274)            (7,053)           (524)
   Refund from the WCRA on prior years' activity             -              -                   -             2,247
                                                     -----------     -----------        -----------     -----------

   Premiums (ceded) recovered                        $    (4,609)    $    (1,056)       $    (8,769)    $       155
                                                     -----------     -----------        -----------     -----------
                                                     -----------     -----------        -----------     -----------



     Premiums ceded to reinsurers were a cost of $4.6 million in the second quarter of 1999 compared to a cost of $1.1 million in the second quarter of 1998 and premiums ceded to reinsurers were a cost of $8.8 million for the six month period ended June 30, 1999 compared to a benefit of $155,000 for the same period in 1998. This increased cost resulted from (i) premiums ceded under our new excess of loss reinsurance coverage for losses over $25,000; (ii) increased effective excess of loss premium rates in Minnesota in 1999 from 1998 due to premium price changes within that state, (iii) increased excess of loss costs resulting from increased premiums earned in non-Minnesota states, and (iv) the recognition of a refund of $2.3 million from the WCRA recorded in the first quarter of 1998. No comparable refund was received in 1999.

PREMIUMS EARNED OUTLOOK: The outlook for gross premiums earned and premiums ceded for the remainder of 1999 includes the following factors:

- We expect that the remaining aggressively targeted business for non-renewal or re-underwriting during 1999 will put downward pressure on premiums in force in our Minnesota, Colorado and Missouri markets, however, we expect continued growth in premiums in force in our Michigan and Massachusetts markets, as well as new business in our Minnesota, Colorado and Missouri markets will lead to moderate growth in gross premiums earned for the remainder of the year; and

- We expect that premiums ceded for the remainder of 1999 will remain consistent with the results attained for the three month period ended June 30, 1999. Premiums ceded may decrease slightly in future quarters of 1999 as a percent of gross premiums earned as the non-Minnesota markets, where we pay smaller reinsurance premiums, continue to grow relative to Minnesota. Premiums ceded (after adjusting for the WCRA refund) will continue to run much higher in 1999 when compared to 1998 as the new lower level excess of loss policy will be in force during all of 1999 compared to only being in place during the last six months of 1998.

INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS: Our investment income includes earnings on our investment portfolio. Our net realized investment gains include gains from sales of available-for-sale securities and are displayed separately on our Consolidated Statement of Operations. We currently invest entirely in U.S. domiciled investment grade taxable and tax-exempt fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the "Investments" section of this Management's Discussion and Analysis.

     Investment income decreased to $1.6 million in the second quarter of 1999 from $2.0 million in the second quarter of 1998 and decreased to $3.3 million for the six months ended June 30, 1999 from $4.1 million for the six months ended June 30, 1998. Investment income decreased due to the growth of tax-exempt municipal securities included in our portfolio which earn lower pre-tax rates than taxable securities but are comparable on a tax adjusted basis. We first began purchasing tax-exempt securities in the second quarter of 1998. Funds available for investment were $112.6 million at June 30, 1999 compared to $127.9 million at June 30, 1998, due to decreased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums, the payment of premiums ceded under our reinsurance agreements, the payment of claim and claim settlement expenses and the recovery of paid claim and claim settlement expenses under our reinsurance programs, and
(ii) net cash provided by investment income. Tax-adjusted investment yields increased to 6.7% for the six months ended June 30, 1999 from 6.4% for the six months ended June 30, 1998 due to purchasing tax-exempt municipal securities beginning in the second quarter of 1998, which have higher yields on a tax-adjusted basis. The investment yields realized in future periods will be affected by yields attained on new investments.

     Net realized investment gains were $65,000 for the second quarter of 1999 compared to $716,000 in the second quarter of 1998 and net realized investment gains for the six months ending June 30, 1999 were $102,000 compared to $719,000 for the six months ending June 30, 1998. The reduction in net realized investment gains in the second quarter of 1999 is mainly due to portfolio restructuring completed in the second and third quarters of 1998 that resulted in net realized gains.

INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS OUTLOOK: Barring significant changes in interest rates or operational cash flows, we expect that the yield from our investment portfolio for the remainder of 1999 will be affected by the following:

- Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses offset by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows have decreased significantly in 1999 as we have focused on closing old claims, paying earlier to close claims. Combined with relatively flat premiums in force since December 1998, our cash flow from timing on claims payments has decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of "pre-funding" quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments;

- Our recognition of realized gains and losses will depend on the repositioning of the portfolio, if any, that occurs in 1999 as we continue to diversify our portfolio from U.S. government securities to other taxable and tax-exempt fixed maturity securities; and

- We will continue to include fixed maturity tax-exempt securities in our investment portfolio to increase after-tax yields. The mix of taxable and tax-exempt securities in our portfolio may change over time to accommodate our tax situation. Fixed maturity, tax-exempt securities may have the effect of reducing investment income recognized and decrease pre-tax investment yields but are expected to contribute more to after-tax net income as a result of the favorable treatment tax-exempt municipal income receives for federal income tax purposes.

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

     Claim and claim settlement expenses decreased to $10.4 million in the second quarter of 1999 from $17.9 million in the second quarter of 1998 and decreased to $21.3 million for the six months ended June 30, 1999 from $37.2 million for the six months ended June 30, 1998. As a percent of premiums earned, claim and claim settlement expenses decreased to 60.8% for the second quarter of 1999 from 84.7% for the second quarter of 1998 and decreased to 61.9% for the six months ended June 30, 1999 compared to 85.1% for the six months ended June 30, 1998. These changes are due to the following:

- In the second quarter of 1999, we recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $5.3 million resulting in a corresponding reduction in claim and claim settlement expenses. Combined with $5.4 million recorded in the first quarter of 1999, claim and claim settlement expenses have been reduced by $10.7 million for the six months ended June 30, 1999. No such ceding estimates were recorded in the first or second quarters of 1998 as the agreement was not effective until July 1998.

- In the second quarter of 1998, we increased our accrual for the Minnesota Special Compensation Fund (SCF) by approximately $400,000. The SCF assesses us to cover the costs of second injuries which are substantially greater, because of a pre-existing physical impairment, than what would have resulted from the second injury alone. Additionally, the 1998 six month results include a $3.0 million increase in reserves for unpaid claim and claim settlement expenses recorded in the first quarter of 1998 to reflect adverse development of prior period claims;

- We have aggressively targeted policies for non-renewal or re-underwriting at more favorable rates during 1999 at policy expiration as the profitability of that business does not meet our underwriting profit margin standards. For the six months ended June 30, 1999, our aggressive re-underwriting resulted in $4.2 million of premiums renewed at higher prices as well as $4.8 million in premiums that were not renewed. We will continue to review business at policy expiration through the remainder of 1999 and non-renew or re-underwrite at more favorable rates any business not meeting our standards;

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

CLAIM AND CLAIM SETTLEMENT EXPENSE OUTLOOK: We expect that claim and claim settlement expenses will be affected by the following factors:

- Continued favorable effects of ceding paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements resulting in a reduction of claim and claim settlement expenses;.

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

- Continued pricing pressure due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may result in reduced premiums, ultimately increasing claim and claim settlement expense as a percent of premium earned; and

- Continued application of our claims management technology and methods to all open claims at June 30, 1999, may benefit future periods. The ultimate result of the above factors, combined with the change in premium rates, on claim and claim settlement expenses as a percent of premiums earned for the remainder of 1999 is unknown at this time.

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

The following table summarizes policy acquisition costs (000's):


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                     ---------------------------        ---------------------------
                                                         1999           1998                1999           1998
                                                     -----------     -----------        -----------     ----------
Commission expense                                   $     1,793     $     1,724        $     3,550     $     3,415
Premium tax expense                                          465             448                887             904
Other policy acquisition costs                             1,265           1,138              2,572           2,271
                                                     -----------     -----------        -----------     -----------

     Direct policy acquisition costs                 $     3,523     $     3,310        $     7,009     $     6,590
                                                     -----------     -----------        -----------     -----------
                                                     -----------     -----------        -----------     -----------



     Policy acquisition costs increased to $3.5 million in the second quarter of 1999 from $3.3 million in the second quarter of 1998 and increased to $7.0 million for the six months ended June 30, 1999 compared to $6.6 million for the six months ended June 30, 1998. As a percent of gross premiums earned, policy acquisition costs increased to 16.2% in the second quarter of 1999 from 14.9% in the second quarter of 1998 and increased to 16.3% for the six months ended June 30, 1999 compared to 15.1% for the six months ended June 30, 1998. These changes reflect the following:

- Commission expense was 8.2% of gross premiums earned in the second quarter of 1999 compared to 7.8% in the second quarter of 1998 and was 8.2% of gross earned premiums for the six months ended June 30, 1999 versus 7.8% for the six months ended June 30, 1998. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates have continued into current policy periods and will have a greater effect on the commission expense percent as the non-Minnesota states continue to grow relative to Minnesota. In all of our markets, we believe the commission rates we pay are marketplace competitive;

- Premium tax expense increased slightly to 2.1% of gross premiums earned for the second quarter of 1999 compared to 2.0% for the second quarter of 1998 and remained consistent at 2.1% of gross premiums earned for the six months ended June 30, 1999 and 1998; and

- Other policy acquisition costs increased to 5.8% of gross premiums earned in the second quarter of 1999 from 5.1% in the second quarter of 1998 and increased to 6.0% of gross premiums earned for the six months ended June 30, 1999 from 5.2% for the six months ended June 30, 1998, due to increased personnel and overhead costs associated with improving our underwriting function and increased personnel costs necessary for the growth in premiums in force.

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

- We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first six months of 1999; and

- We expect that other policy acquisition costs will be consistent with the first half of 1999 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs. We also expect that these costs will be offset on a limited basis from increases in operating efficiency and effectiveness during the remainder of 1999 realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems.

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses increased to $2.9 million in the second quarter of 1999 from $1.9 million in the second quarter of 1998 and increased to $5.9 million for the six months ended June 30, 1999 compared to $5.5 million for the same in 1998. As a percent of gross premiums earned, general and administrative expenses increased to 13.4% in the second quarter of 1999 from 8.5% in the second quarter of 1998 and increased to 13.7% for the six months ended June 30, 1999 from 12.7% for the six months ended June 30, 1998. General and administrative expenses continue to be managed aggressively and reduced where appropriate. Our general and administrative expenses for the second quarter of 1998 and six months ended June 30, 1998 include a $1.1 million benefit resulting from the reversal of a 1997 accrual for assessments by the Minnesota Insurance Guarantee Association (MIGA), an organization formed to fund Minnesota claims for insolvent insurance companies. MIGA did not assess its members in 1998 for workers' compensation claim liabilities arising from current or prior insolvencies resulting in the accrual reversal. We did not accrue for a 1999 MIGA assessment for the six months ended June 30, 1999 while we accrued $384,000 in the second quarter of 1998 and $615,000 for the six months ended June 30, 1998. MIGA did not assess its members in 1998 or 1997 for workers' compensation claim liabilities arising from current or prior insolvencies and we do not anticipate any assessment in 1999 payable in 2000.

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

     Interest expense decreased to $69,000 in the second quarter of 1999 from $139,000 in the second quarter of 1998 and decreased to $138,000 for the six months ended June 30, 1999 from $278,000 for the same period in 1998 due to principal payments on the Senior Notes in December 1998.

INTEREST EXPENSE OUTLOOK: Interest expense for the remainder of 1999 is expected to be consistent with the results attained for the three months ended June 30, 1999. Total interest expense on the Senior Notes is expected to decrease to $266,000 in 1999 from $546,000 in 1998 as a result of principal payments of $2.5 million made in December 1998.

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

     Income tax expense was $436,000 for the second quarter of 1999 compared to income tax expense of $157,000 for the second quarter of 1998 and income tax expense was $734,000 for the six months ended June 30, 1999 compared to an income tax benefit of $481,000 for the six months ended June 30, 1998. As a percent of income (loss) before income taxes, the income tax expense (benefit) was 22.7% for second quarter of 1999 versus 24.2% for the second quarter of 1998 and was 21.3% for the six months ended June 30, 1999 compared to (43.5%) for the cumulative loss for the six months ended June 30, 1998. The income tax expense (benefit) percent in 1999 has been affected by (i) decreased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (ii) the introduction of tax-exempt municipal income beginning in the second quarter of 1998.

INCOME TAX OUTLOOK: Income tax expense (benefit) will vary based on (i) the income from operations we recognize for the remainder of 1999, and will (ii) decrease as a percent of income before taxes relative to the statutory effective rate as we purchase additional tax-exempt municipal fixed investments for our investment portfolio or decrease as a percent of income before taxes relative to the statutory effective rate as we sell existing tax exempt municipal fixed investments. The ultimate change is unknown at this time.

INVESTMENTS

Our portfolio included taxable and tax-exempt fixed maturity securities at June 30, 1999 as follows:


                                                                                                GROSS UNREALIZED
                                                                 AMORTIZED      MARKET       -----------------------
                                                                    COST         VALUE         GAIN         (LOSS)
                                                                -----------  -----------     --------     ----------
U.S. government securities                                      $    15,065  $    14,981     $    120     $    (204)
Corporate securities                                                 16,449       16,160           48          (337)
Mortgage- and asset-backed securities                                19,487       19,143           31          (375)
Municipal bonds, tax-exempt                                          63,183       62,273            7          (917)
                                                                -----------  -----------     --------     ---------

Totals                                                          $   114,184  $   112,557     $    206     $  (1,833)
                                                                -----------  -----------     --------     ---------
                                                                -----------  -----------     --------     ---------



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

     Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses offset by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows have decreased significantly in 1999 as we have focused on closing old claims, paying earlier to close claims. Combined with relatively flat premiums in force since December 1998, our cash flow from timing on claims payments has decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of "pre-funding" quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments. Our investment portfolio decreased 12.0% or $15.3 million to $112.6 million at June 30, 1999, from $127.9 million at June 30, 1998, as a result of these factors.

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

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our unpaid claim and claim settlement expenses represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through June 30, 1999. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported
(IBNR). For reported claims, we establish reserves on a "case" basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

     Cash used by operating activities for the six months ended June 30, 1999 was $8.0 million. This is primarily a result of an increase of $10.8 million in amounts due from reinsurers, a decrease of $2.0 million in accrued liabilities, a decrease of $1.1 million in unearned premiums, net of premiums receivable, an increase in our deferred income tax asset of $1.2 million, offset by our net income of $2.7 million and an increase of $2.0 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims. Net cash provided by investing activities was $9.3 million, primarily the result of $17.0 million in proceeds from sales of securities and maturities of $915,000 of investments offset by $8.0 million in purchases of securities and $475,000 in purchases of fixed assets. Net cash provided by financing activities was $1.4 million due to proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.

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

     State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC's statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 1999, without regulatory approval, is approximately $4.2 million. ACIC has never paid a dividend to us.

     On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. We will repurchase the shares on the open market or through private transactions depending upon market conditions and availability. Through December 31, 1998 we had repurchased 19,500 shares for approximately $87,000. No shares have been repurchased in 1999. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

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

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $5.9 million.

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

     INFORMATION TECHNOLOGY SYSTEMS: Our insurance subsidiary operations began in 1992. After using third party software and services for several years, we developed our own internal computer systems to manage our claims and related claim settlement expenses (1996) and administer our policy information (1995). These computer systems are year 2000 compliant. Additionally, during the second quarter of 1998 we implemented third-party provided general ledger and accounts payable software, which is year 2000 compliant. Also, we completed an internally developing a billing and cash receipt system in the second quarter of 1999 which is year 2000 compliant. These system replacements and software developments are occurring as a part of our ongoing operations and are not specifically occurring as a result of the year 2000 issue. We believe our critical computer hardware and software systems are fully year 2000 compliant and non-critical hardware and software systems will be compliant through the remainder of 1999. The remaining cost of any hardware and software changes required to comply with the year 2000, other than those contemplated as routine upgrades in our operations, are not expected to have a material adverse effect on our results of operations.

     NON-INFORMATION TECHNOLOGY SYSTEMS: We have reviewed our operationally critical non-information technology systems (non-IT systems) which may have embedded technology that is reliant on the year 2000. We have developed a formal plan to address any non-IT system year 2000 issues. We believe our critical non-IT systems are be fully year 2000 compliant. We are currently unable to determine any further ultimate costs relating to non-information technology systems.

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

REGULATION

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers' compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At June 30, 1999, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa and Florida.

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

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to Disclosures about Market Risk is contained in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" under Item 2 of this Report of Form 10-Q and is incorporated herein by reference.

PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS
-------------------------------

                  None

ITEM 2.       CHANGES IN SECURITIES
-----------------------------------

                  None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

                  The Company held its Annual Meeting of Shareholders on May 27, 1999 and shareholders voted on and approved the following proposals:

-                          Elected two directors, Carl B. Lehmann and Mark E.
                           Hegman, to hold office for a term of three years or until their successors are elected. Shares voted for each director were as follows:


                                                                                 Carl B.          Mark E.
                                                                                 Lehmann          Hegman
                                                                                 -------          ------
                               For                                               9,710,619         9,753,736
                               Withheld                                            484,744           441,627
                               Abstain                                                  --                --
                               Non-votes                                         2,090,067         2,090,067



                               The terms of David C. Prosser, J. Alexander
                               Fjelstad David R. Hubers and Steven M.
                               Rothschild, directors with unexpiring terms, continued after the meeting.

- Amended the RTW, Inc. 1994 Stock Plan to increase the total number of shares available for issuance under the plan to 2,000,000 from 1,500,000. Shares voted were as follows:

                               For - 9,437,974; Withheld - 747,184; Abstain -
10,205; Non-votes - 2,090,067.


ITEM 5.       OTHER INFORMATION
-------------------------------

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------------

              (a)     LISTING OF EXHIBITS

                           Exhibit 11 - STATEMENT REGARDING COMPUTATION OF BASIC
                                        AND DILUTED NET INCOME PER SHARE

                           Exhibit 27 - FINANCIAL STATEMENT SCHEDULE

              (b)     LISTING OF REPORTS ON FORM 8-K

                           None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                            RTW, INC.

Dated: August 12, 1999      By     /s/ Carl B. Lehmann
                                -----------------------------------------------
                                Carl B. Lehmann
                                President, Chief Executive Officer and Director (Principal Executive Officer)



Dated: August 12, 1999      By     /s/ Tim C. Chan
                                ------------------------------------------------
                                Tim C. Chan
                                Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


    Exhibit
    Number                                        Description                                Page
    ------        ----------------------------------------------------------------           ----
      11          Statement Regarding Computation of Basic and Diluted Net Income
                      Per Share                                                               24


      27          Financial Statement Schedule                                                25
