Form 10-Q
period 1999-09-30
RTW INC /MN/
filed 1999-11-15
CIK 915781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission file number 0-25508

RTW, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1440870

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8500 Normandale Lake Boulevard, Suite 1400

Bloomington, MN 55437
(Address of principal executive offices and zip code)

(612)-893-0403

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                   No

At October 31, 1999, 12,312,255 shares of Common Stock were outstanding.

RTW, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
RTW, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited; in thousands, except share and per share data)
RTW, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited, in thousands)
RTW, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)
SIGNATURES
EXHIBIT INDEX

PART I — FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements and Notes (Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(In thousands, except share data)

	September 30,	December 31,
	1999	1998

	(Unaudited)

Assets

Investments at fair value, amortized cost of $112,385 and $123,924	$109,890	$126,631

Cash and cash equivalents	2,080	700

Accrued investment income	1,567	1,761

Premiums receivable, less allowance of $569 and $417	9,332	6,554

Reinsurance recoverables:

On unpaid claim and claim settlement expenses	34,250	19,414

On paid claim and claim settlement expenses	1,876	867

Deferred policy acquisition costs	1,767	1,501

Furniture and equipment, net	4,134	4,565

Other assets	8,597	8,952

Total assets	$173,493	$170,945

Liabilities and Shareholders’ Equity

Unpaid claim and claim settlement expenses	$98,797	$97,269

Unearned premiums	15,196	13,027

Accrued expenses and other liabilities	2,085	5,570

Notes payable	2,490	2,461

Total liabilities	118,568	118,327

Shareholders’ equity:
Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 12,312,000 shares at September 30, 1999 and 11,935,000

shares at December 31, 1998	30,808	29,451

Retained earnings	25,739	21,408

Accumulated other comprehensive income (loss)	(1,622)	1,759

Total shareholders’ equity	54,925	52,618

Total liabilities and shareholders’ equity	$173,493	$170,945

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	1999	1998	1999	1998

Revenues:

Gross premiums earned	$22,254	$22,885	$65,366	$66,459

Premiums ceded	(4,682)	(1,029)	(13,451)	(874)

Premiums earned	17,572	21,856	51,915	65,585

Investment income	1,588	1,854	4,914	5,909

Net realized investment gains	(18)	330	84	1,049

Total revenues	19,142	24,040	56,913	72,543

Expenses:

Claim and claim settlement expenses	11,082	17,571	32,334	54,782

Policy acquisition costs	3,016	3,657	10,025	10,247

General and administrative expenses	2,879	3,150	8,797	8,681

Total expenses	16,977	24,378	51,156	73,710

Income (loss) from operations	2,165	(338)	5,757	(1,167)

Interest expense	69	139	207	417

Income (loss) before income taxes	2,096	(477)	5,550	(1,584)

Income tax expense (benefit)	485	(339)	1,219	(820)

Net income (loss)	$1,611	$(138)	$4,331	$(764)

Net income (loss) per share:

Basic income (loss) per share	$0.13	$(0.01)	$0.35	$(0.06)

Diluted income (loss) per share	$0.13	$(0.01)	$0.35	$(0.06)

Weighted average shares outstanding:

Basic shares outstanding	12,312,000	11,955,000	12,284,000	11,921,000

Diluted shares outstanding	12,383,000	11,955,000	12,361,000	11,921,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,

	1999	1998

Cash flows from operating activities:

Net income (loss)	$4,331	$(764)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Net realized investment gains	(84)	(1,049)

Depreciation and amortization	978	944

Deferred income taxes	(1,884)	(454)

Changes in assets and liabilities:

Amounts due from reinsurers	(15,845)	501

Unpaid claim and claim settlement expenses	1,528	15,286

Unearned premiums, net of premiums receivable	(609)	1,802

Other, net	564	(2,314)

Net cash provided by (used in) operating activities	(11,021)	13,952

Cash flows from investing activities:

Proceeds from maturities of securities	1,915	2,000

Proceeds from sales of securities	18,745	61,883

Purchases of securities	(9,098)	(73,563)

Purchases of furniture and equipment	(518)	(647)

Net cash provided by (used in) investing activities	11,044	(10,327)

Cash flows from financing activities:

Proceeds from stock options exercised	1,252	333

Issuance of common stock under ESPP	105	199

Proceeds from sales of common stock	—	30

Net cash provided by financing activities	1,357	562

Net increase in cash and cash equivalents	1,380	4,187

Cash and cash equivalents at beginning of year	700	5,798

Cash and cash equivalents at end of period	$2,080	$9,985

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for:

Interest	$169	$352

Income taxes	$(1,808)	$480

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
(Unaudited)

Note A — Basis of Presentation

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

Note B — Subsequent Event

      On November 2, 1999 we, in conjunction with our Chairman, David C. Prosser, announced that a group consisting of Mr. Prosser, members of his family, and an RTW director and former RTW executive (the “Prosser group”), have retained an investment banker to explore a sale of the group’s shares to a new strategic investor in RTW. The group holds approximately 52% of all outstanding shares. Any sale of the group’s shares would require approval by our Board of Directors (the “Board). The Board has appointed a special committee of independent directors to evaluate any proposed transaction, and the committee has retained an independent investment firm as its financial advisor to assist in this process.

      The Prosser group has advised us that the proposed sale is being pursued for personal financial and estate planning purposes, and does not reflect a lack of confidence in management or our future. Our Board respects these objectives and will cooperate with the Prosser group in their efforts to identify a buyer for their shares.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company — RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, “we,” “our” and “us” will refer to these entities in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      We developed a proprietary management system, the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We provide workers’ compensation management services solely to employers insured through our insurance subsidiary or through fronted insurance arrangements. We currently operate in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island and New Hampshire.

Financial Summary

      This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at September 30, 1999 and December 31, 1998 and the three and nine month periods ended September 30, 1999 and 1998.

      The following table provides an overview of our key operating results (000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Gross premiums earned	$22,254	$22,885	$65,366	$66,459

Total revenues	19,142	24,040	56,913	72,543

Claim and claim settlement expenses	11,082	17,571	32,334	54,782

Net income (loss)	1,611	(138)	4,331	(764)

      RTW reported gross premiums earned of $22.3 million in the third quarter of 1999 compared to $22.9 million in the third quarter of 1998 and reported gross premiums earned of $65.4 million for the nine months ended September 30, 1999 compared to $66.5 million for the same period in 1998.

      Total revenues for the third quarter of 1999 were $19.1 million compared to $24.0 million for the third quarter of 1998 and total revenues for the nine months ended September 30, 1999 were $56.9 million compared to $72.5 million for the same period in 1998. Total revenues for the three and nine month periods ended September 30, 1999 were reduced by premiums ceded under reinsurance agreements entered into during the fourth quarter of 1998 totaling $3.3 million and $9.6 million, respectively. No comparative premiums were ceded during the first, second and third quarters of 1998. Additionally, total revenues for the nine month period ended September 30, 1998 include a $2.3 million refund received in the first quarter of 1998 from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). No comparable refund was received in the first three quarters of 1999. After excluding the effects of reinsurance and refunds, adjusted total revenues for the three and nine month periods ended September 30, 1999 were $22.4 million and $66.5 million, respectively, compared to $24.0 million and $70.3 million, respectively, for the same periods in 1998.

      We reported net income of $1.6 million in the third quarter of 1999 compared to net loss $138,000 in the third quarter of 1998 and reported net income of $4.3 million for the nine months ended September 30, 1999 compared to a net loss of $764,000 for the same period in 1998 due primarily to the following factors:

•	In the third quarter of 1999, we recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $5.5 million resulting in a corresponding reduction in claim and claim settlement expenses. Combined with $5.4 million recorded in the first quarter of 1999 and $5.3 million recorded in the second quarter of 1999, claim and claim settlement expenses have been reduced by $16.2 million for the nine months ended September 30, 1999. No such ceding estimates were recorded in the first three quarters of 1998.

•	The 1998 nine month results include a $3.0 million increase in reserves for unpaid claim and claim settlement expenses recorded in the first quarter of 1998 to reflect adverse development of prior period claims. Additionally, the 1998 nine-month results included a $400,000 Minnesota Special Compensation Fund (SCF) recorded in the second quarter of 1998. The SCF assesses us to cover the costs of second injuries that are substantially greater, because of a pre-existing physical impairment, than what would have resulted from the second injury alone.

•	We have aggressively targeted policies for non-renewal or re-underwriting at more favorable rates during 1999 at policy expiration if the profitability of the policy did not meet our underwriting profit margin standards. For the nine months ended September 30, 1999, our aggressive re-underwriting resulted in $8.0 million of premiums renewed at higher prices as well as $7.6 million in premiums that were not renewed. We will continue to review business at policy expiration through the remainder of 1999 and non-renew or re- underwrite at more favorable rates any business not meeting our standards;

•	Pricing pressure continues to affect premiums in force and decrease profit margins, especially in Minnesota. The pricing pressure is the result of (i) increased competition in our markets and (ii) continued price declines due to legislative benefit changes in recent years; and

•	Inflation continues to affect medical and wage costs.

      While we expect to continue to operate in a difficult pricing environment for the remainder of 1999, we are working to improve profitability in all of our offices by continuing to aggressively manage expenses, refining our sales and distribution channels and improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts.

      In the following pages, we take a look at the operating results for the three and nine month periods ended September 30, 1999 and 1998 for items in our Consolidated Statement of Operations and also explain key balance sheet accounts in greater detail.

Results of Operations

      Total revenues:  Our total revenues include gross premiums earned, premiums ceded, investment income and realized investment gains.

      The following tables summarize the components of revenues and premiums in force (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	1999	1998	1999	1998

Gross premiums earned	$22,254	$22,885	$65,366	$66,459

Premiums (ceded) recovered	(4,682)	(1,029)	(13,451)	(874)

Premiums earned	17,572	21,856	51,915	65,585

Investment income	1,588	1,854	4,914	5,909

Net realized investment gains	(18)	330	84	1,049

Total revenues	$19,142	$24,040	$56,913	$72,543

	1999	1998

Premiums in force, by state office location, at quarter-end:
Minnesota	$31,500	$38,500
Colorado	12,500	13,200
Missouri	16,600	16,700
Michigan	11,200	9,100
Massachusetts	13,900	6,900

Total premiums in force at quarter-end:	$85,700	$84,400

      Gross Premiums Earned: Premiums on workers’ compensation insurance policies are our largest source of revenue. Premiums earned are the gross premiums earned by us on in force workers’ compensation policies, net of the effects of ceded premiums under reinsurance agreements.

      The premium we charge a policyholder is a function of its payroll, industry and prior workers’ compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis matching billing to the policyholder and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit employer payrolls for the policy period and adjust the estimated payroll to its actual value. The result is a “final audit” adjustment recorded to premiums earned when the adjustment becomes known.

      Our premiums in force grew 1.5% to $85.7 million at September 30, 1999 from $84.4 million at September 30, 1998 due primarily to $9.1 million in growth in our Michigan and Massachusetts markets offset by a $7.8 million decrease in premiums in force in our other markets including Minnesota which decreased $7.0 million, Colorado which decreased $700,000 and Missouri which decreased $100,000. We have aggressively targeted some policies for non-renewal or re-underwriting at more favorable rates during 1999 at policy expiration if the profitability of the policy did not meet our underwriting profit margin standards. For the nine months ended September 30, 1999, our aggressive re-underwriting resulted in $8.0 million of premiums renewed at higher prices as well as $7.6 million in premiums that were not renewed. We will continue to review business at policy expiration through the remainder of 1999 and non-renew or re-underwrite at more favorable rates any business not meeting our standards.

      Our gross premiums earned were $22.3 million in the third quarter of 1999 compared to $22.9 million in the third quarter of 1998 and $65.4 million for the nine months ending September 30, 1999 compared to $66.5 million for the same period in 1998. Gross premiums earned was affected by the 1.5% increase in premiums in force offset by a decrease in final audit premiums recognized to $728,000 for the three months ended September 30, 1999 compared to $1.9 million for the three months ended September 30, 1998 and $3.7 million in final audit premiums recognized in the first three quarters of 1999 compared to $5.7 million in the first three quarters of 1998. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

      The premium rate that we charge policyholders per payroll dollar has declined for several years; however, in the first three quarters of 1999, we have seen indications that pricing may, in fact, be firming. The historical decline in rates is due, in part, to the following:

•	Many state legislatures where we provide coverage have reduced benefits that injured employees are paid, resulting in lower loss costs of workers’ compensation insurance and decreased corresponding premiums paid by the policyholder;

•	As the loss cost structure of workers’ compensation has declined, more insurance companies have entered or re-entered the workers’ compensation insurance market, resulting in increased competition; and

•	We continue to experience reduced pricing on renewal policies due, in part, to our success in lowering our policyholders’ loss experience which then improves their claims history, lowering the premium that they have to pay for insurance. The improvement that we provide our customers also makes them more desirable to our competition, thus increasing price competition on these accounts.

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

      Under our excess of loss reinsurance policies, we pay reinsurers to limit our per incident exposure and record this cost to premiums ceded as a reduction to gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). Our selected retention levels in Minnesota are $290,000 in 1999 and $280,000 in 1998. In other states, we decreased our per incident exposure to $300,000 in 1999 from $500,000 in 1998 and prior years. We purchased this coverage from various reinsurers in 1998 and limited the coverage to one insurer in 1999. Additionally, for claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. Activity occurring on or after October 1, 1998 is recorded prospectively. The deferred gain is being amortized into income in the current year as well as future years using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. We amortized $185,000 of the deferred gain into operations as a reduction of claim and claim settlement expenses in the third quarter of 1999 and $555,000 for the nine months ended September 30, 1999.

      The following table summarizes the components of premiums ceded (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	1999	1998	1999	1998

Premiums (ceded to) recovered from:

WCRA	$(985)	$(706)	$(2,701)	$(2,274)

Non-Minnesota excess of loss policies	(3,697)	(323)	(10,750)	(847)

Refund from the WCRA on prior years’ activity	—	—	—	2,247

Premiums ceded	$(4,682)	$(1,029)	$(13,451)	$(874)

      Premiums ceded to reinsurers were a cost of $4.7 million in the third quarter of 1999 compared to a cost of $1.0 million in the third quarter of 1998 and premiums ceded to reinsurers were a cost of $13.5 million for the nine month period ended September 30, 1999 compared to a cost of $874,000 for the same period in 1998. This increased cost resulted from (i) premiums ceded under our new excess of loss reinsurance coverage for losses over $25,000; (ii) increased effective excess of loss premium rates in Minnesota in 1999 from 1998 due to premium price changes within that state, (iii) increased excess of loss costs resulting from increased premiums earned in non-Minnesota states, and (iv) the recognition of a refund of $2.2 million from the WCRA recorded in the first quarter of 1998. No comparable refund was received in 1999.

      Premiums Earned Outlook:  The outlook for gross premiums earned and premiums ceded for the remainder of 1999 includes the following factors:

•	We expect that the remaining aggressively targeted policies for non-renewal or re-underwriting during 1999 will put downward pressure on premiums in force in our Minnesota and Missouri markets, however, we expect continued growth in premiums in force in our Colorado, Michigan and Massachusetts markets, as well as new business in our Minnesota and Missouri markets will lead to moderate growth in gross premiums earned for the remainder of the year. In Massachusetts, the premium growth rate will be tempered by an unexpected decision by the Massachusetts Department of Insurance to reduce premium rates by 20.3% effective September 1, 1999; and

•	We expect that premiums ceded for the remainder of 1999 will remain consistent with the results attained for the three month period ended September 30, 1999. Premiums ceded may decrease slightly in future quarters of 1999 as a percent of gross premiums earned as the non-Minnesota markets, where we pay smaller reinsurance premiums, continue to grow relative to Minnesota. Premiums ceded (after adjusting for the WCRA refund) will continue to run much higher in 1999 when compared to 1998 as the new lower level excess of loss policy will be in force during all of 1999 compared to only being in place during the last six months of 1998.

      Investment Income and Net Realized Investment Gains:  Our investment income includes earnings on our investment portfolio. Our net realized investment gains include gains and losses from sales of available-for-sale securities and are displayed separately on our Consolidated Statement of Operations. We currently invest entirely in U.S. domiciled investment grade taxable and tax-exempt fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-

investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

      Investment income decreased to $1.6 million in the third quarter of 1999 from $1.9 million in the third quarter of 1998 and decreased to $4.9 million for the nine months ended September 30, 1999 from $5.9 million for the nine months ended September 30, 1998. Investment income decreased due to reduced funds available for investment as funds were used to pre-fund reinsurance premiums as well as growth of tax-exempt municipal securities included in our portfolio which earn lower pre-tax rates than taxable securities but are comparable on a tax adjusted basis. We first began purchasing tax-exempt securities in the second quarter of 1998. Funds available for investment decreased to $109.9 million at September 30, 1999 from $125.2 million at September 30, 1998, due to decreased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums, the payment of premiums ceded under our reinsurance agreements, the payment of claim and claim settlement expenses and the recovery of paid claim and claim settlement expenses under our reinsurance programs, and (ii) net cash provided by investment income. Tax-adjusted investment yields increased to 6.6% for the nine months ended September 30, 1999 from 6.1% for the nine months ended September 30, 1998 due to purchasing tax-exempt municipal securities beginning in the second quarter of 1998, which have higher yields on a tax-adjusted basis. The investment yields realized in future periods will be affected by yields attained on new investments.

      Net realized investment losses were $18,000 for the third quarter of 1999 compared to a net realized investment gains totaling $330,000 in the third quarter of 1998 and net realized investment gains for the nine months ending September 30, 1999 were $84,000 compared to $1.0 million for the nine months ending September 30, 1998. The reduced investment activity in the third quarter of 1999 is mainly due to portfolio restructuring completed in the second and third quarters of 1998 that resulted in the significant net realized investment gains. No such restructuring has occurred in 1999.

      Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that the yield from our investment portfolio for the remainder of 1999 will be affected by the following:

•	Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses offset by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows have decreased significantly in 1999 as we have focused on closing old claims, paying earlier to close claims. Combined with relatively flat premiums in force since December 1998, our cash flow from timing on claims payments has decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments;

•	Our recognition of realized gains and losses will depend on the repositioning of the portfolio, if any, that occurs in 1999 as we continue manage our portfolio returns; and

•	We will continue to include fixed maturity tax-exempt securities in our investment portfolio to increase after-tax yields. The mix of taxable and tax-exempt securities in our portfolio may change over time to accommodate our tax situation. Fixed maturity, tax-exempt securities may have the effect of reducing investment income recognized and decrease pre-tax investment yields but are expected to contribute more to after-tax net income as a result of the favorable treatment tax-exempt municipal income receives for federal income tax purposes.

      Total expenses: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.

      Claim and Claim Settlement Expenses: Claim and claim settlement expenses refer to amounts that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the Consolidated Statements of Operations.

      Claim and claim settlement expenses are our largest expense and result in our largest liability. We establish reserves that reflect our estimates of the total claim and claim settlement expenses we will ultimately have to pay under our workers’ compensation insurance policies. These include claims that have been reported but not settled and claims that have been incurred but not yet reported to us. For further discussion of reserve determination, see the “Unpaid Claim and Claim Settlement Expenses” section of this Management’s Discussion and Analysis.

      Claim and claim settlement expenses decreased to $11.1 million in the third quarter of 1999 from $17.6 million in the third quarter of 1998 and decreased to $32.3 million for the nine months ended September 30, 1999 from $54.8 million for the nine months ended September 30, 1998. As a percent of premiums earned, claim and claim settlement expenses increased to 63.1% for the third quarter of 1999 from 80.4% for the third quarter of 1998 and decreased to 62.3% for the nine months ended September 30, 1999 compared to 83.5% for the nine months ended September 30, 1998. These changes are due to the following:

•	In the third quarter of 1999, we recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $5.5 million resulting in a corresponding reduction in claim and claim settlement expenses. Combined with $5.4 million recorded in the first quarter of 1999 and $5.3 million recorded in the second quarter of 1999, claim and claim settlement expenses have been reduced by $16.2 million for the nine months ended September 30, 1999. No such ceding estimates were recorded in the first three quarters of 1998.

•	The 1998 nine month results include a $3.0 million increase in reserves for unpaid claim and claim settlement expenses recorded in the first quarter of 1998 to reflect adverse development of prior period claims. Additionally, the nine-month results included a $400,000 Minnesota Special Compensation Fund (SCF) recorded in the second quarter of 1998. The SCF assesses us to cover the costs of second injuries that are substantially greater, because of a pre-existing physical impairment, than what would have resulted from the second injury alone;

•	We have aggressively targeted policies for non-renewal or re-underwriting at more favorable rates during 1999 at policy expiration as the profitability of that business does not meet our underwriting profit margin standards. For the nine months ended September 30, 1999, our aggressive re-underwriting resulted in $8.0 million of premiums renewed at higher prices as well as $7.6 million in premiums that were not renewed. We will continue to review business at policy expiration through the remainder of 1999 and non-renew or re-underwrite at more favorable rates any business not meeting our standards;

•	Reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, have continued to place upward pressure on claim and claim settlement expenses as a percentage of premiums earned; and

•	Claim costs continued to receive continued upward pressure in accident year 1999 as compared to accident year 1998 due to increasing medical and indemnity costs resulting from inflationary changes. This has been offset somewhat by the effects of provider agreements that we negotiated during 1998.

      Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Continued favorable effects of ceding paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements resulting in a reduction of claim and claim settlement expenses;.

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;

•	Continued pricing pressure due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may result in reduced premiums, ultimately increasing claim and claim settlement expense as a percent of premium earned; and

•	Continued application of our claims management technology and methods to all open claims at September 30, 1999, may benefit future periods.

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

      The following table summarizes policy acquisition costs (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	1999	1998	1999	1998

Commission expense	$1,754	$1,881	$5,304	$5,296

Premium tax expense	437	465	1,324	1,369

Other policy acquisition costs	825	1,311	3,397	3,582

Direct policy acquisition costs	$3,016	$3,657	$10,025	$10,247

      Policy acquisition costs decreased to $3.0 million in the third quarter of 1999 from $3.7 million in the third quarter of 1998 and decreased to $10.0 million for the nine months ended September 30, 1999 compared to $10.2 million for the nine months ended September 30, 1998. As a percent of gross premiums earned, policy acquisition costs decreased to 13.6% in the third quarter of 1999 from 16.0% in the third quarter of 1998 and decreased to 15.3% for the nine months ended September 30, 1999 from 15.4% for the nine months ended September 30, 1998. These changes reflect the following:

•	Commission expense was 7.9% of gross premiums earned in the third quarter of 1999 compared to 8.2% in the third quarter of 1998 and was 8.1% of gross earned premiums for the nine months ended September 30, 1999 versus 8.0% for the nine months ended September 30, 1998. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates have continued into current policy periods and will have a greater effect on the commission expense percent as the non- Minnesota states continue to grow relative to Minnesota. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense remained consistent at 2.0% of gross premiums earned for the third quarter of 1999 and 1998 and decreased to 2.0% of gross premiums earned for the nine months ended September 30, 1999 compared to 2.1% of gross premiums earned for the nine months ended September 30, 1998; and

•	Other policy acquisition costs decreased to 3.7% of gross premiums earned in the third quarter of 1999 from 5.7% in the third quarter of 1998 and decreased to 5.2% of gross premiums earned for the nine months ended September 30, 1999 from 5.4% for the nine months ended September 30, 1998. The Company participates in workers’ compensation reinsurance pools through its affiliation with the National Council on Compensation Insurance (NCCI). Policy acquisition costs decreased $456,000 in the third quarter and for the nine months ended September 30, 1999 as a result of 1999 and 1998 reapportionments and favorable 1999 operating results of those pools.

      Policy Acquisition Cost Outlook: We expect that policy acquisition costs as a percent of gross premiums earned will stabilize or remain relatively constant as a percent of gross premiums earned during the remainder of 1999 due to the following:

•	We expect commission expense as a percent of gross premiums earned to increase slightly during the remainder of 1999 as the non-Minnesota states continue to grow in size relative to Minnesota;

•	We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first nine months of 1999; and

•	We expect that other policy acquisition costs will be consistent with the first nine months of 1999 as a percent of gross premiums earned (after adjusting for reinsurance pool refunds received in the third quarter of 1999) as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs. We also expect that these costs will be offset, on a limited basis, by increases in operating efficiency and effectiveness during the remainder of 1999 realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems.

      General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

      General and administrative expenses decreased to $2.9 million in the third quarter of 1999 from $3.2 million in the third quarter of 1998 and increased to $8.8 million for the nine months ended September 30, 1999 compared to $8.7 million for the same period in 1998. As a percent of gross premiums earned, general and administrative expenses decreased to 12.9% in the third quarter of 1999 from 13.8% in the third quarter of 1998 and increased to 13.5% for the nine months ended September 30, 1999 from 13.1% for the nine months ended September 30, 1998. General and administrative expenses continue to be managed aggressively and reduced where appropriate. Our general and administrative expenses for the second quarter of 1998 and nine months ended September 30, 1998 include a $1.1 million benefit resulting from the reversal of a 1997 accrual for assessments by the Minnesota Insurance Guarantee Association (MIGA), an organization formed to fund Minnesota claims for insolvent insurance companies. MIGA did not assess its members in 1998 for workers’ compensation claim liabilities arising from current or prior insolvencies resulting in the accrual reversal. We did not accrue for a 1999 MIGA assessment for the nine months ended September 30, 1999 while we accrued $206,000 in the third quarter of 1998 and $694,000 for the nine months ended September 30, 1998. MIGA did not assess its members in 1998 or 1997 for workers’ compensation claim liabilities arising from current or prior insolvencies and we do not anticipate any assessment in 1999 payable in 2000.

      General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	We will continue to aggressively manage all general and administrative expenses for the remainder of 1999;

•	We have no plans to open additional state offices in 1999 or 2000 and expect that growth in premiums in force in Michigan and Massachusetts will result in additional revenues to cover the fixed costs in those states; and

•	We expect to realize additional operational efficiency during 1999 through enhancements to our internal processes and procedures, including changes to our internal proprietary computer systems.

      Interest Expense: We incur interest charges on our Senior Notes. The remaining Senior Notes outstanding mature in December 1999.

      We are paying interest at 9.50% during 1999 and paid interest at rates ranging from 9.25% to 9.50% during 1998 on the outstanding balance on our Senior Notes.

      Interest expense decreased to $69,000 in the third quarter of 1999 from $139,000 in the third quarter of 1998 and decreased to $207,000 for the nine months ended September 30, 1999 from $417,000 for the same period in 1998 due to principal payments on the Senior Notes in December 1998.

      Interest Expense Outlook: Interest expense for the remainder of 1999 is expected to decrease to $58,000 following the repayment of the Senior Notes in December 1999. Total interest expense on the Senior Notes is expected to decrease to $266,000 in 1999 from $546,000 in 1998 as a result of principal payments of $2.5 million made in December 1998.

      Income Taxes: We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the

Internal Revenue Code adversely affect our taxable income by accelerating recognition of revenues, deferring recognition of expenses ultimately accelerating the payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves. Additionally, we benefit from the non-taxable portion of our tax-exempt municipal securities.

      Income tax expense was $485,000 for the third quarter of 1999 compared to income tax benefit of $339,000 for the third quarter of 1998 and income tax expense was $1.2 million for the nine months ended September 30, 1999 compared to an income tax benefit of $820,000 for the nine months ended September 30, 1998. As a percent of income (loss) before income taxes, the income tax expense (benefit) was 23.1% for the third quarter of 1999 versus (71.1%) for the third quarter of 1998 and was 22.0% for the nine months ended September 30, 1999 compared to (51.8%) for the cumulative loss for the nine months ended September 30, 1998. The income tax expense (benefit) percent in 1999 has been affected by (i) decreased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (ii) the introduction of tax-exempt municipal income beginning in the second quarter of 1998.

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

Investments

      Our portfolio included taxable and tax-exempt fixed maturity securities at September 30, 1999 as follows:

			Gross Unrealized
	Amortized	Market
	Cost	Value	Gain	(Loss)

U.S. government securities	$15,113	$14,899	$75	$(289)

Corporate securities	15,459	15,032	29	(456)

Mortgage- and asset-backed securities	18,679	18,234	13	(458)

Municipal bonds, tax-exempt	63,134	61,725	41	(1,450)

Totals	$112,385	$109,890	$158	$(2,653)

      After several years of purchasing solely U.S. government securities, we engaged an investment manager in 1997 to diversify our portfolio to other taxable fixed maturity investments and to maximize our after-tax investment income without taking inappropriate credit risk. During the second quarter of 1998, we transferred our portfolio to a new investment manager and further diversified our portfolio by purchasing investment grade tax-exempt fixed maturity investments. We manage our fixed maturity portfolio conservatively, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

      Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses offset by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows have decreased significantly in 1999 as we have focused on closing old claims, paying earlier to close claims. Combined with relatively flat premiums in force since December 1998, our cash flow from timing on claims payments has decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments. Our investment portfolio decreased 12.2% or $15.3 million to $109.9 million at September 30, 1999, from $125.2 million at September 30, 1998, as a result of these factors.

      We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes in accumulated other comprehensive income. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carried at fair value, we expect to encounter larger adjustments in shareholders’ equity as market interest rates and other factors change.

Unpaid Claim and Claim Settlement Expenses

      Our unpaid claim and claim settlement expenses represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through September 30, 1999. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

      Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments, as well as longer-term investments that have appreciated in value. Our primary cash requirements consist of payments for (i) reinsurance, (ii) claim and claim settlement expenses, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our outstanding Senior Notes. We have historically generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments. Cash generated is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements, tax-exempt municipal securities and corporate securities all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

      Cash used by operating activities for the nine months ended September 30, 1999 was $11.0 million. This is primarily a result of an increase of $15.8 million in amounts due from reinsurers, a decrease of $3.5 million in accrued liabilities, a decrease of $609,000 in unearned premiums, net of premiums receivable, an increase in our deferred income tax asset of $1.9 million, offset by our net income of $4.3 million, an increase in depreciation expense of $978,000 and an increase of $1.5 million in unpaid claim and claim settlement expenses, and which are non-cash accruals for future claims. Net cash provided by investing activities was $11.0 million, primarily the result of $18.7 million in proceeds from sales of securities and maturities of $1.9 million of investments offset by $9.1 million in purchases of securities and $518,000 in purchases of fixed assets. Net cash provided by financing activities was $1.4 million due to proceeds from the exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.

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

      State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 1999, without regulatory approval, is approximately $4.2 million. ACIC has never paid a dividend to us.

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

      An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $5.7 million.

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

Impact of the Year 2000 on Computer Applications

      The year 2000 is a critical year for computer applications. Historically, many computer programs were written using two digits rather than four to define the appropriate year. As a result, many computer programs that have date sensitive fields may recognize a date using “00” as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other critical business activities.

      Year 2000 readiness includes addressing information technology systems (computer equipment, computer software, network hardware and software, etc.), non-information technology systems (systems which include embedded technology such as micro-controllers including telephone systems) and issues relating to third parties with whom we have a material relationship (customers and vendors).

      Information Technology Systems: Our insurance subsidiary operations began in 1992. After using third party software and services for several years, we developed our own internal computer systems to manage our claims and related claim settlement expenses (1996) and administer our policy information (1995). These computer systems are year 2000 compliant. Additionally, during the second quarter of 1998 we implemented third-party provided general ledger and accounts payable software, which are year 2000 compliant. Also, we completed an internally developed billing and cash receipt system in the second quarter of 1999 which is year 2000 compliant. These system replacements and software developments are occurring as a part of our ongoing operations and are not specifically occurring as a result of the year 2000 issue. We believe our critical computer hardware and software systems are fully year 2000 compliant and non-critical hardware and software systems will be compliant through the remainder of 1999. The remaining cost of any hardware and software changes required to comply with the year 2000, other than those contemplated as routine upgrades in our operations, are not expected to have a material adverse effect on our results of operations.

      Non-Information Technology Systems: We have reviewed our operationally critical non-information technology systems (non-IT systems) which may have embedded technology that is reliant on the year 2000. We have developed a formal plan to address any non-IT system year 2000 issues. We believe our critical non-IT systems are fully year 2000 compliant. We are currently unable to determine any further ultimate costs relating to non-information technology systems.

      Third Party Readiness: We have taken steps to ensure that our significant customers and vendors are year 2000 compliant through surveys and further information requests. We have received information from our critical vendors and are comfortable that our vendors are year 2000 compliant.

      We continue to review and update our year 2000 business contingency plan that will address any year 2000 risks we identify.

NAIC Risk-based capital Standards

      The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital is substantially in excess of authorized control level risk-based capital.

Regulation

      Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At September 30, 1999, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa and Florida.

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

Forward Looking Statements

      Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and the regulatory environment in which we operate; (iv) claims frequency; (v) claims severity; (vi) our ability to manage both our existing claims and new claims in an effective manner; (vii) the number of new and renewal policy applications submitted by our agents; (viii) our ability to successfully introduce new products and services; (ix) our ability and our third party providers ability, agents and reinsurers to adequately address year 2000 issues; and (x) other factors as noted in our filings with the SEC. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our future performance.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

      Information with respect to Disclosures about Market Risk is contained in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” under Item 2 of this Report of Form 10-Q and is incorporated herein by reference.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      None

Item 2.  CHANGES IN SECURITIES

      None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

      None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

Item 5.  OTHER INFORMATION

      None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits

Exhibit 11 —	STATEMENT REGARDING COMPUTATION OF BASIC AND DILUTED NET INCOME PER SHARE

Exhibit 27 —	FINANCIAL STATEMENT SCHEDULE

Exhibit 99.1 —	PRESS RELEASE, dated November 2, 1999, RTW, Inc. and its Majority Stockholders are Seeking a New Majority Investor

(b)	Listing of Reports on Form 8-K

                None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: November 10, 1999	By	/s/ CARL B. LEHMANN ------------------------------------------------ Carl B. Lehmann President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 10, 1999	By	/s/ TIM C. CHAN ------------------------------------------------ Tim C. Chan Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net Income Per Share	24

27	Financial Statement Schedule	25

99.1	Press Release, dated November 2, 1999, RTW, Inc. and its Majority Stockholders are Seeking a New Majority Investor	26