Form 10-K405
period 1999-12-31
RTW INC /MN/
filed 2000-03-30
CIK 915781

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Registrant’s telephone number, including area code: (612) 893-0403

Securities registered pursuant to 12(b) of the Act: None

Securities registered pursuant to 12(g) of the Act: Common Stock, no par value
Series A Junior Participating Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes     X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ( X )

As of March 28, 2000, 10,893,685 shares of Common Stock, no par value, were outstanding. As of March 28, 2000, assuming as fair value the last sale price of $6.0625 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $56,400,000.

Documents incorporated by reference:

The Company’s Proxy Statement for its annual meeting of shareholders to be held in May 2000, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999, is incorporated by reference in Part III of this Report on Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	43

Item 11.	Executive Compensation	43

Item 12.	Security Ownership of Certain Beneficial Owners and Management	43

Item 13.	Certain Relationships and Related Transactions	43

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	43

	Signatures	45

PART I

ITEM 1. BUSINESS

Overview

      RTW, Inc. (the “Company”) provided comprehensive management products and services to employers for their workers’ compensation programs in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island and New Hampshire during 1999. The Company also had obtained licenses but was not yet operating in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina and Texas. The Company believes its proprietary management approach substantially reduces wage replacement costs and medical expenses resulting from workplace injuries. The Company focuses on controlling costs by returning injured employees to work as soon as possible and by actively managing all participants in the workers’ compensation system, including employers, employees and medical care providers, as well as legal and judicial participants in the workers’ compensation system. Elements of the Company’s management approach include:

•	thorough on-site evaluation of potential customers;

•	active training of customers in the Company’s procedures;

•	prompt identification of potentially high-cost injuries; and

•	rapid intervention in, and intensive management of, potentially high-cost injuries.

      The Company has developed two proprietary management systems: (i) the RTW SOLUTION(R), designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15(R) system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. The Company combines its management systems with insurance products underwritten by its insurance subsidiary to offer services to customers. The Company also uses management techniques such as designated health care providers, medical fee schedule review, utilization review and peer review to control medical costs. In order to benefit directly from the use of its proprietary methods, the Company combines its management services with workers’ compensation insurance products underwritten by its wholly-owned subsidiary, American Compensation Insurance Company (ACIC).

Industry

      Workers’ compensation benefits are mandated and regulated by individual states, and every state requires employers to provide wage replacement and medical benefits to work accident victims regardless of fault. Virtually all employers in the United States are required either to purchase workers’ compensation insurance from a private insurance carrier, to obtain coverage from a state managed fund or, if permitted by their state, to be self-insured. Workers’ compensation laws generally mandate two types of benefits for injured employees: (i) indemnity payments that consist of temporary wage replacement or permanent disability payments and (ii) medical benefits that include expenses related to diagnosis and treatment of the injury as well as rehabilitation, if necessary. On an industry-wide basis, indemnity payments represent approximately 60% of benefits paid, while medical benefits account for the remaining 40%.

      Workers’ compensation costs grew approximately 11.5% annually from 1960 to 1990. Premium growth flattened from 1991 to 1992 and has since declined by approximately 8% through 1998. Estimated insurance premiums totaled approximately $26.0 billion nationwide in 1997. This $26.0 billion includes: (i) the traditional, or private residual market, estimated at $23.2 billion, including commercial insurers and state operated assigned risk pools established for high risk employers; and (ii) state funds, estimated at $2.8 billion, operated in states in order to increase competition and stabilize the market.

      Indemnity payments, which are established by legislative action, have risen, in part, because of higher wage levels and increased state mandated benefits. Medical expenses have also increased due to the general rise in the cost of health care and the statutory requirement that employers provide coverage of all compensable medical costs, without any copayment by the employee. The Company believes the most significant factor affecting the cost of workers’ compensation, however, results from incentives in the system for injured employees to remain away from work and to continue collecting indemnity payments and receiving medical treatment beyond the point that is necessary.

      The Company believes that workers’ compensation insurance companies have not effectively controlled costs in the industry. Traditional insurance company practices have focused on managing specific aspects of the system, such as workplace safety, and on implementing certain medical cost containment measures.

      While traditional efforts have reduced costs in certain areas, the Company believes these efforts have not had a significant effect on the overall system because they have not focused effectively on controlling indemnity payments. In addition, the Company believes traditional efforts have addressed only certain components of the workers’ compensation system, and have not provided a comprehensive management approach specifically designed for the workers’ compensation system.

The Company’s Management Approach

      The Company seeks to control workers’ compensation costs through a proprietary management approach that is specifically designed for the workers’ compensation system. The Company’s management strategy seeks to reduce workers’ compensation costs significantly through early intervention in each employee injury and intensive management of all participants in the system, including employers, injured employees and medical care providers, as well as legal and judicial participants in the workers’ compensation system. Through early intervention, the Company promptly identifies cases that have the potential to result in significant expenses and acts to control these expenses before they are incurred. The Company focuses on controlling indemnity payments for lost wages, the largest component of workers’ compensation costs, by quickly returning employees to work. As part of this strategy, the Company attempts to return an injured employee to his or her original position if the employee is capable, or to place the employee in a transitional, light-duty position until the employee is able to resume his or her former position. By promptly returning an employee to work, the Company has found that not only indemnity payments, but also medical expenses per injury, are substantially reduced. In addition, the Company uses management techniques such as designated health care providers, medical fee schedule review, utilization review and peer review to control medical costs.

      The Company uses five-person operating teams to implement its management approach. An operating team handles all of the claims for a specific group of customers and is accountable within the Company for the loss experience of these customers. Each team generally consists of three nurses, a statutory claims administrator, and an assistant claims administrator / clerical support person. A team’s nurses are responsible for evaluating the medical condition of an injured employee and monitoring the employee’s medical treatment. The claims administrators are responsible for determining the eligibility of claims, paying benefits in a timely manner and following statutory requirements for administration of claims. The operating teams meet regularly to discuss strategies for managing difficult claims and to review strategies and procedures that have been particularly successful in resolving disputes.

      The following sections summarize the Company’s approach to managing the various participants in the system.

      Employers. Generally, each customer is assigned to an operating team responsible for managing the customer relationship. Prior to accepting an employer as a customer, members of an operating team conduct a risk assessment and provide an explanation of the Company’s methods and procedures to the employer. The risk assessment forms a part of the Company’s underwriting process and includes an evaluation of the employer’s willingness to follow the Company’s procedures. As part of the insurance policy, the employer agrees to comply with the Company’s early intervention methods and to provide transitional, light-duty work for injured employees until such time as they are able to resume their normal positions. To ensure that the Company’s early intervention techniques succeed, the Company requests prompt notification from the employer of all injuries, typically 24 to 48 hours after the employer learns of the injury.

      The operating team is responsible for implementing a workers’ compensation program for the customer, training the customer’s personnel in the Company’s methods and procedures and managing all reported injuries for this customer. The operating team meets with the customer, provides loss reports showing current claims status, conducts an annual account review and maintains active communications on open injury matters. The operating team may make workplace safety recommendations or retain a workplace safety engineering firm to assist its customers to remedy work conditions that the operating team determines constitute an inappropriate risk. In addition, the operating team may recommend to the Company’s management the cancellation or non-renewal of the policy for a customer that fails to comply with the Company’s procedures. To date, there have not been a material number of policy cancellations or non-renewals due to the failure by customers to comply with the Company’s policies.

      Employees. The Company focuses on identifying injuries that have the greatest potential to result in significant expenses and acts quickly to control expenses resulting from these injuries. The Company’s experience has been that approximately 15% of all injuries result in 85% of all workers’ compensation expenses and that early identification of, and intervention in, these cases can lead to significant cost savings. Within 48 hours of notice of an injury, the operating team typically evaluates several factors, including the type of injury, the employee’s history of injuries and whether the employee is absent from work, to determine whether the injury is likely to involve significant expenses. In potentially high-cost cases, a member of the operating team intervenes quickly by meeting with the injured employee to assess the injury, assisting the injured employee in obtaining medical care and rehabilitation and developing a plan to get the employee back to work as soon as is appropriate. If the employee cannot immediately return to his or her original position, the employer is required, according to the terms of the insurance agreement, to provide a transitional light-duty job that is consistent with the limits defined by the employee’s medical care provider. If the employee refuses this transitional position, the Company may terminate indemnity payments, but is required to continue to provide appropriate medical benefits.

      Medical Care Providers. The operating teams actively assess each injury, monitor and manage the medical treatment and review the medical expenses of each employee’s injury. Each injury report is reviewed by one of the Company’s nurses. The nurse typically contacts the physician treating the employee in cases that involved days off from work or injuries that could involve significant expense. In these cases, the physician is asked to provide his or her diagnosis, plan of treatment and assessment of the employee’s physical capabilities for transitional work. The Company has contracts with medical and chiropractic physicians to provide consulting services and assessment of proposed treatment plans for injured employees to the operating teams. These physicians also discuss injured employee treatment plans with the employee’s medical care providers. The goal is to ensure both an accurate diagnosis and treatment of the injury and an understanding of the nature and extent of the limits the diagnosis places on the employee’s ability to return to work in either the original job or a transitional, light-duty position. The operating team also monitors the health care provided to the injured employee to ensure that the employee receives proper treatment for the injury and that the employee does not receive services or procedures that are excessive, unnecessary or unrelated to the particular injury. In addition, when the operating team believes the diagnosis of an injury or the proposed rehabilitation treatment is not appropriate, the operating team will arrange for a second opinion with an independent medical examiner.

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

      Management of Legal and Judicial Participants. The Company, through early intervention, seeks to limit the number of disputes with injured employees. As part of its early intervention process, the Company identifies injuries that are not eligible for medical or indemnity payments, and denies the claim. The Company may also deny a claim for indemnity payments when it determines that no further payments are appropriate (for example, when an employee has been offered transitional, light-duty work and has refused it). In these and other sets of circumstances, the employee may engage a lawyer to represent his or her interests. Generally, if the parties are unable to resolve the matter, the workers’ compensation law mandates arbitration, subject to judicial review. For cases that involve adversary proceedings, the Company engages one of several lawyers who are familiar with the Company’s philosophy and actively seeks to resolve the dispute with the employee’s attorney. The Company’s policy is to contest all cases where the Company believes benefits are not appropriate under applicable law.

Customers

      The Company targets employers and associations that operate in industries with relatively high workers’ compensation costs, such as manufacturing, retail, wholesale, health care or hospitality industries and employers with a history of workers’ compensation claim costs higher than the average in their industry.

      The Company’s average annual premium per policy increased to $26,900 in 1999 from $21,000 in 1998 and $22,000 in 1997 due to focused aggressive re-underwriting in 1999. The Company’s ten largest customers accounted for approximately $6.5 million or 7.5% of the Company’s premiums in force in 1999 compared to $4.4 million or 5.3% of the Company’s premiums in force in 1998 and $5.3 million or 6.7% of premiums in force in 1997. No customer accounted for more than 5% of in force premiums in 1999, 1998 or 1997. The Company renewed approximately 65.8% of the policies scheduled to expire in 1999 whereas approximately 72.5% and 78% were renewed in 1998 and 1997, respectively.

      Currently, all of the Company’s customers are in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Rhode Island, Connecticut and New Hampshire. In addition to these states, the Company is also currently licensed in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina and Texas. The Company currently has no intention to expand operations beyond the present states in which it is currently operating but will reevaluate the circumstances as opportunities arise.

Products

      Substantially all of the Company’s workers’ compensation products and services are guaranteed-cost insurance policies. Under a guaranteed-cost policy, the customer purchases an insurance policy underwritten by ACIC and pays the Company a premium based on the customers’ aggregate payroll. The Company assumes responsibility for all the indemnity and medical costs associated with the customers’ workers’ compensation injuries and works closely with the customer in managing the employer’s entire workers’ compensation program.

      The Company determines the premium to be charged a customer based on several factors, including: (i) the expected dollar loss per $100 of payroll for the customers’ industry, (ii) the customer’s experience modifier, a measurement of the difference between the customer’s past claims experience and its industry average, and (iii) an upward or downward adjustment to the premium by the Company based on its assessment of the risks associated with providing the coverage for the specific customer and on competitive market prices. A customer’s expected dollar loss and experience modifier are each determined by an independent rating agency established or adopted by its state, based on a three-year average of the claims experience of the customer and its industry.

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

Sales and Marketing

      The Company sells its workers’ compensation products and services through independent insurance agencies, including several large national agencies, as well as one- or two-person agencies. Agencies are paid a commission, which averaged 8.0% of the Company’s gross premiums earned in 1999 compared to 8.0% of gross premiums earned in 1998 and 7.8% of gross premiums earned in 1997. The Company’s ten highest producing agencies accounted for approximately $19.9 million or 22.8% of premium in force in 1999 compared to $19.1 million or 23.2% of premiums in force in 1998 and $21.1 million or 26.9% of premiums in force in 1997. No agency accounted for more than 4.0% of premiums in force in 1999 compared to 3.4% of premiums in force in 1998 and 4.3% of premiums in force in 1997. The Company continually markets its products and services to its agencies to keep them aware of developments in the Company’s business. Each state’s underwriting team is responsible for establishing and maintaining agency relationships.

Reinsurance

      The Company shares the risks and benefits of the insurance it underwrites through reinsurance. The Company has in effect “excess of loss” policies under which a reinsurer is paid a percentage of the Company’s gross premiums earned, and the reinsurer agrees to assume all risks relating to injuries over a specific dollar amount on a per occurrence basis. Excess of loss coverage in Minnesota is provided by a state established organization, the Minnesota Workers’ Compensation Reinsurance Association (WCRA). In non-Minnesota states, excess of loss coverage is purchased through private reinsurers.

      In 1999, 1998 and 1997, the Company selected per occurrence levels in Minnesota under the WCRA of $290,000, $280,000 and $1.1 million, respectively. In 2000, Minnesota excess of loss coverage under the WCRA begins at $310,000.

      In 1999, 1998 and 1997, the Company purchased non-Minnesota excess of loss coverage primarily through General Reinsurance Corporation, rated A++ (Superior) by A.M. Best. The excess of loss policies in effect during 1998 and 1997 provided reinsurance up to $9.5 million in excess of $500,000 per person per any one loss and up to $40 million in excess of $10 million per occurrence ultimate net loss. This excess of loss policy was effective January 1, 1997, and replaced excess of loss policies that were terminated on December 31, 1996. Retention under this excess of loss was reduced to $300,000 and coverage was expanded to cover claims to statutory limits beginning January 1, 1999.

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

      For claims occurring on or after July 1, 1998, the Company purchased excess of loss coverage through First Excess and Reinsurance Corporation, rated A (Excellent) by A.M. Best that provides reinsurance up to $275,000 in excess of $25,000 in all states except Minnesota where the coverage is $255,000 in excess of $25,000 for 1998, $265,000 in excess of $25,000 for 1999 and $275,000 in excess of $25,000 for 2000. This coverage reduces risk and volatility in the Company’s operating performance and is in effect through December 2000.

      A.M. Best ratings are ratings based on a comparative analysis of the financial condition and operating performance of insurance companies. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. See “Competition.”

Competition

      The workers’ compensation industry is highly competitive. The Company competes with large insurance companies, managed health care organizations, state sponsored insurance pools and risk management consultants. Unlike the Company, which offers only workers’ compensation products and services, these competitors may offer additional products and services to employers, including other forms of insurance. As a consequence, these competitors may have certain advantages in pricing their workers’ compensation products. In addition, certain of these competitors are offering a management approach similar to that offered by the Company. Many of the Company’s competitors have greater financial and operating resources than the Company.

      Competitive factors in the industry include premium rates, level of service and ability to reduce claims expense. The Company believes that its workers’ compensation insurance products are competitively priced and its premium rates are typically lower than those for customers assigned to the state sponsored risk pools. The Company also believes that its level of service and its ability to reduce claims are strong competitive factors that have enabled it to retain existing customers and attract new customers.

      Large insurance companies exit and enter the workers’ compensation market in different states depending on their appraisal of current market conditions. As a result, many insurance companies stopped underwriting workers’ compensation insurance during the early 1990’s due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In 1999, 1998 and 1997, the Company experienced increased market pressure as new carriers, including large insurance companies and single line workers’ compensation insurance companies, entered the market.

      These large insurance companies compete primarily with the Company for customers that have lower past claims experience or lower experience “modifiers.” In Minnesota, decreases in statutory benefits during the past three years have made it more attractive for large insurance companies to underwrite workers’ compensation policies for these lower experience modifier customers. As a result, the Company has experienced increased competition for the renewal of workers’ compensation policies with customers that have reduced their experience modifiers, and it expects to continue to experience increased competition from large insurance companies.

      An additional competitive factor results from the fact that some employers will not purchase workers’ compensation products from carriers with an A.M. Best rating less than “A”. In addition, certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation portion is written by a carrier with a less than “A” rating. The Company believes that its B++ letter rating from A.M. Best may make it difficult, in certain instances, for the Company to provide its products to certain employers. In such instances, the Company can still compete by writing these employers using an “A” rated insurer’s paper. This process, known as fronting, adds additional cost for ACIC but allows access to a market we may not otherwise access.

      The Company’s insurance subsidiary was assigned an initial rating of B++ (Very Good) on a scale of A++ (Superior) to F (In Liquidation) on December 16, 1996. This rating was reaffirmed in April 1999. An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of the Company’s financial condition and operating performance. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. Furthermore, A.M. Best ratings are not ratings of the Company or any of its securities. A.M. Best ratings include Secure Ratings, consisting of A++ and A+ (Superior); A and A- (Excellent); B++ and B+ (Very Good); Vulnerable Ratings, consisting of B and B- (Adequate); C++ and C+ (Fair); C and C- (Marginal); D (Very Vulnerable); E (Under State Supervision) and F (In Liquidation).

Data Management

      In 1999, 1998 and 1997, the Company contracted with unrelated third parties for certain computer information systems and other software licenses. In 1996, the Company developed and implemented its own proprietary claims management and medical fee adjudicating systems to manage claims, audit medical fees, pay claims, provide reports to policyholders and analyze claims data. These systems replaced third party contracts for claims management and medical fee adjudicating systems. In 1995, the Company developed and implemented its own proprietary policy management system to process insurance applications and issue policies and endorsements. This system replaced a third party contract for a policy management system. In 1999, the Company developed and implemented its own proprietary billing, cash receipts, collections and agency commission systems. These systems replaced third party software systems purchased by the Company. The Company continues to utilize third party software to maintain financial information, prepare accounting reports and financial statements and pay vendors. The Company also contracts with a third party provider of payroll services for payroll, benefit and human resource software services. The Company utilizes other licensed software from national vendors to maintain its financial records, file statutory statements with insurance regulators and perform other general business.

Employees

      The Company had 249 full-time employees at December 31, 1999. Of the Company’s employees, approximately 105 work in the Company’s administrative and financial functions and 144 serve on, provide service to or manage approximately 23 different operating teams. None of the Company’s employees are subject to collective bargaining agreements. The Company believes its employee relations are good.

Regulation

      The Company’s insurance subsidiary is subject to substantial regulation by the governmental agencies in the states in which it operates, and will be subject to such regulation in any state in which it provides workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of the business of the Company, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of its investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change.

      Workers’ compensation coverage is a creation of state law, subject to change by the state legislature, and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state operated funds. New laws affecting the workers’ compensation system in Minnesota, Colorado, Missouri, Michigan and Massachusetts and any other state where the Company currently operates or may operate in the future, including laws that require all employers to participate in state sponsored funds or that mandate premium reductions, could have a material adverse effect on the Company.

Executive Officers of the Registrant

The following are the executive officers of the Company at March 24, 2000:

Name	Age	Position

Carl B. Lehmann	45	President, Chief Executive Officer and Director

Jeffrey B. Murphy	38	Chief Financial Officer, Secretary and Treasurer

Anthony J. Rotondi	54	Chief Operations Officer

David J. LeBlanc	38	Chief Underwriting Officer

Tanna L. Moore	45	Chief Marketing Officer

Marguerite K. Downey	49	Chief Information Officer

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

      Jeffrey B. Murphy joined the Company in October 1994 as Controller and was promoted to Chief Financial Officer in February 2000. Mr. Murphy was the Corporate Controller and held other management positions for Midcontinent Media, Inc. from 1989 to 1994. Prior to that time, Mr. Murphy served in various financial audit positions with Grant Thornton LLP from 1983 to 1989.

      David J. LeBlanc joined the Company in March 1997 as the Director of Marketing and Underwriting for the Company’s Massachusetts regional office. He held various other management positions within the Company before being promoted to Chief Underwriting Officer in October 1999. Prior to joining the Company, Mr. LeBlanc was a Regional Underwriting Manager from 1994 until 1997 for Liberty Mutual Insurance Company. Mr. LeBlanc also held several other leadership positions during his thirteen years with Liberty.

      Anthony J. Rotondi joined the Company in November 1998 as Chief Operations Officer. Before joining RTW, Mr. Rotondi managed CompuPros Inc., a technology-consulting firm in Dallas, Texas. Prior to that time, Mr. Rotondi served as Senior Vice President Operations with Fortis Financial Group from 1993 to 1996. Mr. Rotondi also held several other leadership positions during his over twenty-year tenure with Fortis Financial Group.

      Tanna L. Moore joined the Company in December 1998 as Chief Marketing Officer. Prior to joining the Company, Ms. Moore was Vice President of Sales and Marketing for Ontrack Data International, Inc. from 1997 to 1998. Ms. Moore has prior experience as Vice President of Business Strategy for Ceridian Corporation from 1991 to 1996, Senior Vice President at U.S. Communications Corporation from 1982 to 1990 and in product management at General Mills, Inc. from 1978 to 1982

      Marguerite K. Downey joined the Company in December 1997 as Vice President, Chief Information Officer. Prior to joining the Company, Ms. Downey served as the Vice President of Technology for Performark, Inc. from 1996 to 1997 and as the Vice President, Information Services for Fortis Financial Group from 1988 to 1996. Ms. Downey also served in other information system positions at Fortis Financial Group from 1972 to 1988.

ITEM 2. PROPERTIES

The following is a summary of properties leased by the Company at December 31, 1999:

	Area leased
Location and description	(in square feet)	Termination

Bloomington, Minnesota; Headquarters space	35,487	September 2002

Brainerd, Minnesota; Minnesota satellite office	4,274	October 2000

Denver, Colorado; Colorado office space	7,825	May 2005

St. Louis, Missouri; Missouri office space	8,476	September 2000

Overland Park, Kansas; Missouri satellite office	3,604	November 2002

Detroit, Michigan; Michigan office space	11,008	June 2002

Grand Rapids, Michigan; Michigan satellite office	1,000	November 2001

Boston, Massachusetts; Massachusetts office space	12,381	May 2002

ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of administering its workers’ compensation management program, the Company is routinely involved in the adjudication of claims resulting from workplace injuries. The Company is not involved in any legal or administrative claims that it believes are likely to have a material adverse effect on the Company’s operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY STOCK PRICE COMPARISON AND DIVIDENDS

The Company’s shares are publicly traded on The Nasdaq Stock Market under the symbol RTWI. The table below sets forth the range of high and low sales prices for the Company’s stock for each quarter during the past two years. On March 1, 2000, the Company had approximately 2,000 shareholders.

		First	Second	Third	Fourth
Fiscal Year:		Quarter	Quarter	Quarter	Quarter

1999	High	7 7/8	6 5/8	6 9/16	6 1/4

	Low	4 1/4	4 1/16	5	4 1/8

1998	High	10 3/8	9 1/4	7 13/16	6 3/8

	Low	5 5/8	7 1/2	4 3/8	3 13/16

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

ITEM 6. SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below for each of the three years in the period ended December 31, 1999, and the consolidated balance sheet data at December 31, 1999 and 1998 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for each of the two years in the period ended December 31, 1996, and the consolidated balance sheet data at December 31, 1997, 1996 and 1995, are derived from audited consolidated financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

	1995	1996	1997	1998	1999

		(In thousands, except per share data)
Total revenues	$49,433	$68,725	$88,263	$90,152	$77,812

Income (loss) from operations	12,569	14,808	9,446	(10,485)	8,357

Net income (loss)	7,058	8,982	5,799	(7,081)	6,167

Basic income (loss) per share (1)	0.67	0.76	0.49	(0.59)	0.50

Diluted income (loss) per share (1)	0.64	0.74	0.48	(0.59)	0.50

Premiums in force at year end	51,700	69,500	78,400	82,100	87,200

Total assets	101,124	123,731	142,997	172,934	176,511

Notes payable	8,891	6,739	4,875	2,461	—

Total shareholders’ equity	41,438	51,311	58,357	52,618	55,565

(1)	Adjusted to reflect a three-for-two stock split in May 1996 and a five-for-one stock split in 1995. For additional information relating to income (loss) per share, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

The Company — RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, “we,” “our” and “us” refers to these entities in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      We have developed two proprietary management systems: (i) the RTW SOLUTION(R), designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15(R) system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. We combine our management systems with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers’ compensation management services solely to employers insured through our insurance subsidiary. During 1999, we operated in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, New Hampshire and Rhode Island.

Financial Summary

This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with the Consolidated Financial Statements.

The following table provides an overview of our key operating results (000’s):

	Year Ended December 31,
	1999	1998	1997

Gross premiums earned	$89,226	$89,881	$81,385

Total revenues	77,812	90,152	88,263

Claim and claim settlement expenses	43,323	75,294	55,543

Net income (loss)	6,167	(7,081)	5,799

      RTW reported gross premiums earned of $89.2 million in 1999 compared to $89.9 million in 1998. Total revenues for 1999 were $77.8 million, a 13.7 percent decrease from total revenues of $90.2 million reported for 1998. Total revenues in 1999 and 1998 were significantly reduced by premiums ceded under an excess of loss reinsurance agreement, effective for claims occurring on or after July 1, 1998, which was entered into during the fourth quarter of 1998. Premiums ceded in 1999 include $13.3 million representing a full year of premiums ceded under this reinsurance agreement, compared to 1998, which included $6.6 million in premiums ceded for the period from July 1, 1998 to December 31, 1998. Additionally, premiums ceded were favorably affected by refunds from the Minnesota Workers’ Compensation Reinsurance Association (WCRA) of $2.3 million in 1998; no such refund was recorded in 1999. Excluding the effects of reinsurance and refunds, adjusted total revenues decreased 3.6 percent in 1999 versus the reported decrease of 13.7 percent, primarily the result of a $1.2 million decrease in investment income and a $1.0 million decrease in realized investment gains.

      We reported net income of $6.2 million in 1999 compared to a net loss of $7.1 million in 1998, and basic and diluted net income per share of $0.50 in 1999 versus basic and diluted net loss per share of ($0.59) in 1998, due primarily to the following factors:

•	In 1999, we recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreement totaling $22.0 million including $740,000 amortized from a deferred retrospective reinsurance gain resulting in a corresponding reduction in 1999 claim and claim settlement expenses. Our 1998 results include an estimate of ceded paid and unpaid claim and claim settlement expenses totaling $8.6 million recorded in the fourth quarter of 1998.

•	The 1999 results include an $8.1 million decrease in reserves for unpaid claim and claim settlement expenses to reflect favorable development of prior period claims compared to the 1998 results which include an $11.0 million increase in reserves for unpaid claim and claim settlement expenses, of which we recorded $3.0 million in the first quarter of 1998 and $8.0 million in the fourth quarter of 1998 to reflect adverse development of prior period claims. Additionally, the 1998 results included a $400,000 Minnesota Special Compensation Fund (SCF) adjustment recorded in the second quarter of 1998. The SCF assesses us to cover the costs of second injuries that are substantially greater, because of a pre-existing physical impairment, than what would have resulted from the second injury alone.

•	We aggressively targeted selected policies for non-renewal or re-underwriting at more favorable rates during 1999 at policy expiration. For 1999, our aggressive re-underwriting resulted in $10.9 million of premiums renewed at higher prices as well as $10.8 million in premiums that were not renewed. We will continue to review business at policy expiration in 2000 and non-renew or re-underwrite at more favorable rates, any business not meeting our standards;

•	Pricing pressure continued to affect premiums in force and decrease profit margins, especially in Minnesota. The pricing pressure is the result of increased competition in our markets; and

•	Inflation continues to affect medical and wage costs.

      While we expect to continue to operate in a competitive pricing environment in 2000, we are working to improve profitability in all of our offices by continuing to aggressively manage expenses, refining our sales and distribution channels and improving our underwriting, including reviewing policy profitability at renewal and canceling unprofitable accounts.

      In the following pages, we take a look at the 1999, 1998 and 1997 operating results for items in our Consolidated Statement of Operations and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

Total revenues: Our total revenues include premiums earned, investment income and net realized investment gains.

The following table summarizes the components of our revenues and premiums in force (000’s):

	Year Ended December 31,
	1999	1998	1997

Gross premiums earned	$89,226	$89,881	$81,385

Premiums ceded	(18,008)	(8,489)	(342)

Premiums earned	71,218	81,392	81,043

Investment income	6,510	7,714	6,821

Net realized investment gains (losses):

Gains	108	1,591	479

Losses	(24)	(545)	(80)

Net realized investment gains	84	1,046	399

Total revenues	$77,812	$90,152	$88,263

Premiums in force by regional office at year-end	1999	1998	1997

Minnesota	$31,500	$34,800	$44,600

Colorado	14,000	12,300	12,900

Missouri	15,000	16,300	14,300

Michigan	11,500	9,700	5,200

Massachusetts	15,200	9,000	1,400

Total premiums in force	$87,200	$82,100	$78,400

Premiums In Force and Gross Premiums Earned: Premiums on workers’ compensation insurance policies are our largest source of revenue. Premiums earned are the gross premiums earned by us on in force workers’ compensation policies, net of the effects of ceded premiums under reinsurance agreements.

      The premium we charge a policyholder is a function of their payroll, industry and prior workers’ compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis matching our billing to the policyholder and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit employer payrolls for the policy period and adjust the estimated payroll to its actual value. The result is a “final audit” adjustment recorded to premiums earned when the adjustment becomes known. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

      Our premiums in force grew 6.2% to $87.2 million at December 31, 1999 from $82.1 million at December 31, 1998 due to $9.7 million in growth in our Colorado, Michigan and Massachusetts markets offset by a $4.6 million decrease in premiums in force in our Minnesota and Missouri markets. We aggressively targeted selected policies for non-renewal or re-underwriting at more favorable rates during 1999 at policy expiration when the profitability of the policy did not meet our underwriting profit margin standards. For 1999, our aggressive re-underwriting resulted in $10.9 million of premiums renewed at higher prices as well as $10.8 million in premiums that were not renewed. We will continue to review business at policy expiration in 2000 and non-renew or re-underwrite at more favorable rates any business not meeting our standards.

      Our gross premiums earned decreased slightly to $89.2 million in 1999 from $89.9 million in 1998. This decrease resulted from a decrease in final audit premiums earned to $4.7 million in 1999 from $7.2 million in 1998, partially offset by premiums earned from our increase in premiums in force to $87.2 million in 1999 from $82.1 million in 1998. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

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

      The premium rate that we charge policyholders per payroll dollar has declined for several years; however, in 1999, we have seen indications that pricing may be firming. The historical decline in rates is due, in part, to the following:

•	Many state legislatures where we provide coverage have reduced benefits that injured employees are paid, resulting in lower loss costs of workers’ compensation insurance and decreased corresponding premiums paid by the policyholder;

•	As the loss cost structure of workers’ compensation has declined, more insurance companies have entered or re-entered the workers’ compensation insurance market, resulting in increased competition; and

•	We continue to experience reduced pricing on renewal policies due, in part, to our success in lowering our policyholders’ loss experience which, in turn, improves their claims history, lowering the premium that they have to pay for insurance. The improvement that we provide our customers also makes them more desirable to our competition, thus increasing price competition on these accounts.

Premiums Ceded: Reinsurance agreements allow us to share certain risks with other insurance companies. The primary purpose of ceded reinsurance is to protect us from potential losses in excess of the level we are willing to accept. Our primary ceded reinsurance is excess of loss coverage that limits our per-incident exposure. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves. We are not aware of any developments with respect to any of our reinsurers that would prevent them from honoring any of their obligations to us.

      Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction to gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We ceded Minnesota claims in excess of $290,000, $280,000 and $1.1 million per occurrence during 1999, 1998 and 1997, respectively, to the WCRA. In our non-Minnesota states, we decreased our per-incident exposure to $300,000 in 1999 from $500,000 in 1998 and 1997. We purchased this coverage from various reinsurers in 1998 and 1997 and limited the coverage to one insurer in 1999. Additionally, for claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $740,000 of the deferred gain as a reduction of claim and claim settlement expenses in 1999 resulting in an un-amortized deferred gain of $1.2 million at December 31, 1999. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively.

      The following table summarizes the components of premiums ceded (000’s):

	Year Ended December 31,
	1999	1998	1997

Premiums ceded, net:

Non-WCRA excess of loss policies	$(14,710)	$(7,805)	$(682)

WCRA	(3,298)	(2,931)	(18)

Refund from the WCRA on prior years’ activity	—	2,247	358

Premiums ceded	$(18,008)	$(8,489)	$(342)

      Premiums ceded to reinsurers increased to $18.0 million in 1999 from $8.5 million in 1998. This increased cost resulted from (i) premiums ceded under our new excess of loss reinsurance coverage for losses over $25,000 for all of 1999 compared to ceding only in the second half of 1998; (ii) increased effective excess of loss premium rates in Minnesota in 1999 from 1998 due to premium price changes within that state, (iii) increased excess of loss costs resulting from increased premiums earned in non-Minnesota states, and (iv) the recognition of a refund of $2.2 million from the WCRA recorded in the first quarter of 1998. No comparable refund was received in 1999.

      Premiums ceded to reinsurers increased to $8.5 million in 1998 from $342,000 in 1997. This increased cost resulted from (i) increased excess of loss costs resulting from further limiting our exposure to $25,000, (ii) reducing our selected Minnesota excess of loss reinsurance coverage levels to $280,000 in 1998 from $1.1 million in 1997, (iii) increased excess of loss premium rates in Minnesota in 1998 from 1997, and (iv) increased excess of loss costs resulting from increased premiums earned in non-Minnesota states. This increase was offset by recognizing a $2.2 million refund received from the WCRA in 1998 as a reduction of premiums ceded, compared to a refund of $358,000 from the WCRA in 1997.

2000 Outlook: The 2000 outlook for gross premiums earned and premiums ceded include the following factors:

•	We expect that our aggressive targeting of policies for non-renewal or re-underwriting during 2000 will put downward pressure on premiums in force in our Minnesota and Missouri markets; however, we expect continued growth in premiums in force in our Colorado, Michigan and Massachusetts markets, as well as new business in our Minnesota and Missouri markets will lead to moderate growth in gross premiums earned for 2000. In Massachusetts, our premium growth rate will be tempered by an unexpected decision by the Massachusetts Department of Insurance to reduce premium rates effective September 1, 1999. We are encouraged by a favorable trend in premium rates. In 1998, our book of business saw a 10.2% decline in premium rates. This was followed by another 6.7% decline in 1999. In the fourth quarter of 1999, however, premium rates declined just one 0.5%. In January, 2000, we were able to achieve a 8.5% increase in rate in our January 2000 renewal business;

•	We expect that premiums ceded in 2000 will be consistent with premiums ceded in 1999. Premiums ceded may decrease slightly in 2000 as a percent of gross premiums earned as the non-Minnesota markets, where we pay smaller reinsurance premiums, continue to grow relative to Minnesota;

•	We believe the recent events within the workers’ compensation reinsurance market will have no impact on our reinsurance program for 2000.

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

      Investment income decreased 15.6% to $6.5 million in 1999 from $7.7 million in 1998. Investment income decreased due to reduced funds available for investment as funds were used to pay reinsurance premiums on our $25,000 to $300,000 reinsurance policy. Additionally, tax-exempt municipal securities, which earn lower pre-tax rates than taxable securities but are comparable on a tax adjusted basis, increased to 56.3% of our investment portfolio at year-end 1999 compared to 52.6% at year end 1998 and none at year end 1997. We first began purchasing tax-exempt securities in the second quarter of 1998. Funds available for investment decreased to $108.1 million at December 31, 1999 from $126.6 million at December 31, 1998, due to decreased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums, the payment of premiums ceded under our reinsurance agreements, the payment of claim and claim settlement expenses and the recovery of paid claim and claim settlement expenses under our reinsurance programs, and (ii) net cash provided by investment income. Tax-adjusted investment yields were 6.6% in 1999 and 1998. The investment yields realized in future periods will be affected by yields attained on new investments.

      Net realized investment gains were $84,000 in 1999 compared to $1.0 million realized in 1998. The reduced investment activity in 1999 is mainly due to portfolio restructuring completed in the second and third quarters of 1998 that resulted in the significant net realized investment gains. No such restructuring has occurred in 1999.

      Investment income and net realized investment gains increased 21.3% to $8.8 million in 1998 from $7.2 million in 1997, due to increased funds available for investment and increased net realized investment gains totaling $1.0 million in 1998 compared to $399,000 realized in 1997. Investment income has been significantly affected by growth of tax-exempt municipal securities included in our portfolio that earn lower pre-tax yields than taxable securities but earn higher comparable yields on a tax-adjusted basis. Funds available for investment increased to $126.6 million at December 31, 1998, from $112.3 million at December 31, 1997, due to increased net cash provided by operating activities resulting primarily from (i) the difference in timing between the receipt of premiums and the payment of claim and claim settlement expenses and (ii) net cash provided by investment income. Pre-tax investment yields decreased to 6.0% in 1998 from 6.3% in 1997 due to purchasing tax-exempt municipal securities, which have lower yields on a pre-tax basis offset by portfolio diversification during 1998 and 1997.

2000 Outlook: Barring significant changes in interest rates or operational cash flows, we expect the 2000 pre-tax yield from our investment portfolio to be affected by the following:

•	Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses, reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows have decreased significantly as we have focused on closing older claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flow from timing on claims payments has decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments;

•	Our recognition of realized gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements; and

•	We will continue to include fixed maturity tax-exempt securities in our investment portfolio to increase after-tax yields. The mix of taxable and tax-exempt securities in our portfolio may change over time to accommodate our tax situation. Fixed maturity, tax-exempt securities may have the effect of reducing investment income recognized and decrease pre-tax investment yields but are expected to contribute more to after-tax net income as a result of the favorable treatment tax-exempt municipal income receives for federal income tax purposes.

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

      Claim and claim settlement expenses decreased to $43.3 million in 1999 from $75.3 million in 1998. As a percent of premiums earned, claim and claim settlement expenses decreased to 60.8% in 1999 compared to 92.5% for 1998. These changes are due to the following:

•	In 1999, we recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreement totaling $22.0 million including $740,000 amortized from a deferred retrospective reinsurance gain resulting in a corresponding reduction in 1999 claim and claim settlement expenses. Our 1998 results include an estimate of ceded paid and unpaid claim and claim settlement expenses totaling $8.6 million recorded in the fourth quarter of 1998.

•	The 1999 results include an $8.1 million decrease in reserves for unpaid claim and claim settlement expenses to reflect favorable development of prior period claims compared to the 1998 results which include an $11.0 million increase in reserves for unpaid claim and claim settlement expenses, of which we recorded $3.0 million in the first quarter of 1998 and $8.0 million in the fourth quarter of 1998 to reflect adverse development of prior period claims. The favorable development in 1999 is primarily the result of a strong focus on claim closure. Our open claims decreased 9.7% to 5,252 at December 31, 1999 from 5,816 at December 31, 1998. Additionally, the 1998 results included a $400,000 Minnesota Special Compensation Fund (SCF) adjustment recorded in the second quarter of 1998. The SCF assesses us to cover the costs of second injuries that are substantially greater, because of a pre-existing physical impairment, than what would have resulted from the second injury alone.

•	We aggressively targeted selected policies for non-renewal or re-underwriting at more favorable rates during 1999 at policy expiration if the profitability of the policy did not meet our underwriting profit margin standards. For 1999, our aggressive re-underwriting resulted in $10.9 million of premiums renewed at higher prices as well as $10.8 million in premiums that were not renewed. We will continue to review business at policy expiration in 2000 and non-renew or re-underwrite at more favorable rates, any business not meeting our standards;

•	Reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, have continued to place upward pressure on claim and claim settlement expenses as a percentage of premiums earned; and

•	Claim costs continued to increase in 1999 compared to 1998 due to increasing medical and indemnity costs. This was offset somewhat by the effects of provider agreements that we negotiated during 1998.

      Claim and claim settlement expenses increased to $75.3 million in 1998 from $55.5 million in 1997. As a percent of premiums earned, claim and claim settlement expenses increased to 92.5% in 1998 from 68.5% in 1997. These changes are due to the following:

•	Gross premiums earned increased to $89.9 million in 1998 from $81.4 million in 1997 resulting in increased claim and claim settlement expenses as we provided coverage for more employers;

•	During 1998, we increased our estimate of the pre-1998 liability for unpaid claim and claim settlement expenses by $11.0 million as a result of unfavorable claims experience for those periods. This increase was $14.1 million more than the $3.1 million reduction that we recorded in 1997. Additionally, we increased our estimate for the 1998 liability for unpaid claim and claim settlement expenses as a result of the 1997 and prior year adjustment. At December 31, 1998, we had gross reserves for unpaid claim and claim settlement expenses of $97.3 million including $53.2 million for 1998 claims and $44.1 million for claims relating to years prior to 1998;

•	Reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, have resulted in an increase in claim and claim settlement expenses as a percentage of premiums earned; and

•	Average claim cost continued to decrease in 1998 due to realized operating efficiencies and effectiveness and legislative changes in benefits to claimants. These decreases did not keep pace, however, with decreases in pricing.

2000 Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Continued favorable effects of ceding paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements resulting in a reduction of claim and claim settlement expenses;

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;

•	Continued pricing pressure due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may result in reduced premiums, ultimately increasing claim and claim settlement expense as a percent of premium earned; and

•	Continued application of our claims management technology and methods to all open claims.

The ultimate result of the above factors, combined with the change in premium rates, on 2000 claim and claim settlement expenses as a percent of premiums earned is unknown at this time.

Policy Acquisition Costs: Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, and ceding commissions adjustments with our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them. Ceding commissions represent adjustments based on actual claim and claim settlement expenses related to premiums ceded in prior years. Under our reinsurance agreements, ceding commission is adjusted to the extent that actual claim and claim settlement expenses vary from levels specified in the agreements.

The following table summarizes policy acquisition costs (000’s):

	Year Ended December 31,
	1999	1998	1997

Commission expense	$7,145	$7,171	$6,369

Premium tax expense	1,798	1,839	1,651

Other policy acquisition costs	4,847	4,964	3,637

Direct policy acquisition costs	13,790	13,974	11,657

Ceding commissions resulting from unpaid claim and claim settlement liability adjustments from 1992 to 1994	321	—	1

Policy acquisition costs	$14,111	$13,974	$11,658

      Policy acquisition costs increased to $14.1 million in 1999 from $14.0 million in 1998 and $11.7 million in 1997. As a percent of gross premiums earned, policy acquisition costs increased to 15.8% in 1999 from 15.5% in 1998 and 14.3% in 1997. These increases reflect the following:

•	Commission expense increased to 8.0% of gross premiums earned in 1999 and 1998 from 7.8% in 1997. The increased commission percent is the result of marketing programs initiated in prior years, including volume based incentive programs and higher commissions for new business that increased commission rates to agents resulting in increased average commissions and increased commission expense. Additionally, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates have continued into current policy periods and will have a greater impact on the commission expense percent as the non-Minnesota states continue to grow relative to Minnesota. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense remained consistent at 2.0% of gross premiums earned in 1999, 1998 and 1997;

•	Other policy acquisition costs decreased slightly to 5.4% of gross premiums earned in 1999 from 5.5% in 1998 and increased from 4.5% in 1997. Policy acquisition costs were consistent in 1999 and 1998, however, increased significantly from 1997 due to (i) increased personnel and overhead costs associated with improving our underwriting function, (ii) increased personnel costs necessary for the growth in premiums in force, and (iii) increased spending on marketing programs; and

•	We incurred ceding commission expense totaling $321,000 in 1999 compared to no cost in 1998 and a cost of $1,000 in 1997.

2000 Outlook: We expect that policy acquisition costs will stabilize or trend downward as a percent of gross premiums earned in 2000 due to the following:

•	We expect commission expense as a percent of gross premiums earned to decrease slightly in 2000 as we manage our commission structures in our non-Minnesota states;

•	We expect premium tax expense as a percent of gross premiums earned to remain consistent with 1999; and

•	We expect that other policy acquisition costs will be consistent with 1999 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs. We also expect that these costs will be offset on a limited basis from increases in operating efficiency and effectiveness during 2000 realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative charges based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

      Our general and administrative expenses increased to $12.0 million in 1999 from $11.4 million in 1998 and $11.6 million in 1997. As a percent of gross premiums earned, general and administrative expenses increased to 13.5% in 1999 from 12.6% in 1998 and decreased from 14.3% in 1997. General and administrative expenses continue to be managed aggressively and reduced where appropriate. General and administrative expenses for 1999 include one-time expenses totaling $1.3 million for corporate oversight expenses related to the efforts of the majority shareholders in seeking a buyer for their shares and expenses related to a reorganization effected in the fourth quarter of 1999. General and administrative expenses for 1998 and 1997 include benefits of $1.1 million recorded in the second quarter of 1998 and $842,000 recorded in the third quarter of 1997, resulting from the reversal of 1997 and 1996 accruals for assessments by the Minnesota Insurance Guarantee Association (MIGA), an organization formed to fund Minnesota claims for insolvent insurance companies. MIGA did not assess its members in 1999, 1998 or 1997 for workers’ compensation claim liabilities arising from current or prior insolvencies resulting in the accrual reversals and we do not expect an assessment in 1999 payable in 2000. After adjusting for the accrual reversals, general and administrative expenses decreased to 12.0% in 1999 from 13.9% in 1998 and 14.0% in 1997 as a percent of gross premiums earned. These decreases reflect:

•	General and administrative expenses continue to improve as a percent of premiums earned, after adjusting for MIGA accrual reversals and one-time charges. We have aggressively managed personnel and other operating costs and expenses to bring operating expenses more in line with revenues. All expenses continue to be managed aggressively and reduced where appropriate.

•	The reorganization effected in the fourth quarter of 1999 began earlier in 1999 and resulted in a net reduction of thirty-three positions. This reorganization has reduced costs and centralized and strengthened certain processes.

2000 Outlook: We expect that general and administrative expenses will be affected by the following:

•	We expect that the reorganization effected in the fourth quarter of 1999 will result in further personnel cost reductions in 2000.

•	We will continue to aggressively manage all other operating costs and expenses in 2000;

•	We have no plans to open additional state offices in 2000 and expect that growth in premiums in force will result in additional revenues to cover the fixed costs in all of our states; and

•	We expect to realize additional operational efficiency during 2000 through enhancements to our internal processes and procedures, including changes to our operating structure as well as improvements to our internal proprietary computer systems.

Interest Expense: We incurred interest charges on our Senior Notes in 1999, 1998 and 1997. The Senior Notes were paid in full in December 1999. We paid interest at a rate of 9.50% on the outstanding balance on our Senior Notes during 1999. Interest expense decreased to $266,000 in 1999 from $546,000 in 1998 and $777,000 in 1997 due to principal payments on the Senior Notes in December 1998, 1997 and 1996. The Senior Notes were paid in full in December 1999.

      In February 2000, we entered into a $6.0 million, 90-day term loan with a bank in order to initiate the repurchase of shares from a group headed by our majority shareholder and Chairman, David C. Prosser. We expect to refinance this short-term term loan, obtain additional funding and close on the repurchase transaction in March 2000, by entering into an $8.0 million Term Loan agreement and a $2.0 million Revolving Credit Facility with a bank. These debt agreements are subject to interest, payable quarterly at an adjusted LIBOR rate (8.31% at February 29, 2000).

2000 Outlook: We expect to incur interest charges in 2000 on the Term Loan and Revolving Credit Facility totaling approximately $620,000, increasing from $266,000 in 1999.

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

      Income tax expense was $1.9 million in 1999 compared to a benefit of $4.0 million in 1998 and an expense of $2.9 million in 1997. As a percent of income (loss) before income taxes, the income tax expense (benefit) was 23.8% of income before income taxes in 1999 compared to (35.8%) of the loss before income taxes in 1998 and 33.1% of income before income taxes in 1997. The income tax expense percent in 1999 has been affected by (i) our income from operations, (ii) decreased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (iii) the introduction of tax-exempt municipal income beginning in the second quarter of 1998.

2000 Outlook: Income tax expense (benefit) will vary based on (i) the income (loss) from operations we recognize for 2000, and will (ii) decrease as a percent of income (loss) before taxes relative to the statutory effective rate as we purchase additional tax-exempt municipal fixed investments for our investment portfolio. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at December 31, 1999 included tax-exempt municipal securities (56.3%), U.S. government securities (14.0%), corporate securities (13.5%), mortgage-backed securities (14.4%), and asset-backed securities (1.8%). After several years of purchasing solely U.S. government securities, we engaged an investment manager in 1997 to diversify our portfolio to other taxable fixed maturity investments and to maximize our after-tax investment income without taking inappropriate credit risk. During the second quarter of 1998, we transferred our portfolio to a new investment manager and further diversified our portfolio by purchasing investment grade tax-exempt fixed maturity investments. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

      Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 1999 as we have focused on closing old claims, paying earlier to close claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments. Our investment portfolio decreased 14.7% or $18.5 million to $108.1 million at December 31, 1999, from $126.6 million at December 31, 1998, as a result of these factors.

      We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of the increased holdings in securities classified as available-for-sale, and thus carried at fair value, we expect to encounter larger adjustments in shareholders’ equity as market interest rates and other factors change. Prevailing market interest rates increased in 1999 resulting in a $4.3 million unrealized loss on investments compared to a $2.7 million unrealized gain in 1998.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our unpaid claim and claim settlement expenses represent established, reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred in 1999 and prior years. The reserves are primarily undiscounted, however, we discount reserves for selected claims that have fixed and determinable future payments at 8.0%. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and, accordingly, we supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

      The following two tables reconcile the beginning and ending insurance reserves, displayed individually for each of the last three years.

The following table sets forth reserves on a gross (before reinsurance) basis (000’s):

	Year Ended December 31,
	1999	1998	1997

Gross Reserves for Claim and Claim Settlement Expenses:

Gross reserves for claim and claim settlement expenses, beginning of year	$97,269	$61,069	$49,256

Provision increases (decreases) for claim and claim settlement expenses:

Current year	79,333	78,520	60,265

Prior years	(11,868)	11,444	(4,394)

Total provision	67,465	89,964	55,871

Payments for claim and claim settlement expenses:

Current year	27,841	25,448	23,529

Prior years	37,062	28,316	20,529

Total payments	64,903	53,764	44,058

Gross reserves for claim and claim settlement expenses, end of year	$99,831	$97,269	$61,069

The following table sets forth reserves on a net (after reinsurance) basis (000’s):

	Year Ended December 31,
	1999	1998	1997

Net Reserves for Claim and Claim Settlement Expenses:

Net reserves for claim and claim settlement expenses, beginning of year	$75,866	$55,695	$43,073

Plus: Deferred retrospective reinsurance gain, beginning of year	1,989	—	—

Provision increases (decreases) for claim and claim settlement expenses:

Current year	52,176	64,315	58,628

Prior years	(8,113)	10,979	(3,085)

Amortization of deferred retrospective reinsurance gain	(740)	—	—

Total provision	43,323	75,294	55,543

Payments for claim and claim settlement expenses:

Current year	26,897	25,397	23,482

Prior years	34,380	27,737	19,439

Total payments	61,277	53,134	42,921

Less: Deferred retrospective reinsurance gain, end of year	(1,249)	(1,989)	—

Net reserves for claim and claim settlement expenses, end of year	$58,652	$75,866	$55,695

      The following loss reserve development table sets forth the change, over time, of reserves established for claim and claim settlement expenses at the end of the last seven years. The following loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,
	1999	1998	1997	1996

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$99,831	$97,269	$61,069	$49,256
Deduct reinsurance recoveries	41,179	21,403	5,374	6,183

Net reserves for unpaid claim and claim settlement expenses	$58,652	$75,866	$55,695	$43,073

Paid (cumulative) as of:
One year later		$34,380	$27,737	$19,439
Two years later			42,046	28,173
Three years later				33,438
Four years later
Five years later
Six years later
Seven years later
Reserves re-estimated as of:

End of year	$58,652	$75,866	$55,695	$43,073
One year later		67,753	66,674	39,988
Two years later			61,075	43,484
Three years later				41,451
Four years later
Five years later
Six years later
Seven years later
Initial reserves in excess of (less than) re-estimated reserves:
Amount		$8,113	$(5,380)	$1,622
Percent		10.7%	(9.7%)	3.8%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,
	1995	1994	1993	1992

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$37,138	$28,165	$13,279	$2,688
Deduct reinsurance recoveries	8,312	13,902	9,593	1,886

Net reserves for unpaid claim and claim settlement expenses	$28,826	$14,263	$3,686	$802

Paid (cumulative) as of:
One year later	$8,595	$4,639	$1,436	$583
Two years later	12,894	6,476	2,150	678
Three years later	15,521	7,863	2,348	815
Four years later	16,869	8,569	2,654	856
Five years later		9,046	2,816	925
Six years later			2,847	951
Seven years later				920
Reserves re-estimated as of:
End of year	$28,826	$14,263	$3,686	$802
One year later	20,751	12,789	3,784	1,075
Two years later	18,469	9,318	3,416	1,008
Three years later	19,796	8,984	2,782	950
Four years later	19,389	9,669	2,861	912
Five years later		9,692	2,972	949
Six years later			2,927	964
Seven years later				926
Initial reserves in excess of (less than) re-estimated reserves:
Amount	$9,437	$4,571	$759	$(124)
Percent	32.7%	32.0%	20.6%	(15.5%)

      The following table is derived from the loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same seven-year period ended December 31, 1999. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimates for the indicated accident year (000’s):

	Effect of Reserve re-estimates on Calendar Year Operations:
	1999	1998	1997	1996

Accident Year:

1992	$38	$(15)	$(37)	$38

1993	7	(96)	(42)	596

1994	(68)	(574)	413	2,837

1995	430	(642)	1,948	4,604

1996	1,626	(2,169)	803

1997	3,566	(7,483)

1998	2,514

Total	$8,113	$(10,979)	$3,085	$8,075

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Cumulative
				Re-estimates
				for each
	Effect of Reserve re-estimates on Calendar Year Operations:			Accident
	1995	1994	1993	Year

Accident Year:

1992	$58	$67	$(273)	$(124)

1993	310	(165)		610

1994	1,106			3,714

1995				6,340

1996				260

1997				(3,917)

1998				2,514

Total	$1,474	$(98)	$(273)	$9,397

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

      Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for (i) reinsurance, (ii) claim and claim settlement expenses, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Senior Notes, Term Loan or Revolving Credit Facility. We have historically generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments. Cash generated is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements, tax-exempt municipal securities and corporate securities all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

      Cash used in operating activities in 1999 was $10.3 million. This is primarily a result of an increase of $21.2 million in amounts due from reinsurers, a decrease of $3.1 million in premiums receivable, net of unearned premiums, offset by our net income of $6.2 million, an increase of $2.6 million in unpaid claim and claim settlement expenses, which are non-cash accruals for future claims, depreciation and amortization expense of $1.4 million and an increase in our deferred income tax asset of $764,000. Net cash provided by investing activities was $11.0 million, primarily the result of $20.9 million in proceeds from sales of securities and maturities of $1.9 million of investments offset by $11.2 million in purchases of securities and $573,000 in purchases of fixed assets. Net cash used in financing activities was $1.1 million due to payments on notes payable of $2.5 million offset by $1.3 million in proceeds from the exercise of stock options and $105,000 resulting from the issuance of common stock under our Employee Stock Purchase Plan.

      Our need for additional capital is primarily the result of regulations that require certain ratios of capital to premiums written. In the future, we expect that our need for additional capital will be primarily related to the growth of our insurance subsidiary and the need to maintain appropriate capital to premium ratios as defined by state regulatory bodies. As an alternative to raising additional capital, we believe we could secure quota-share or other additional reinsurance that would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements.

      State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 2000, without regulatory approval, is approximately $4.6 million. (See Note 9 of Notes to Consolidated Financial Statements.) ACIC has never paid a dividend to us and we intend to retain capital in the insurance subsidiary.

      On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. We will repurchase the shares on the open market or through private transactions depending upon market conditions and availability. Through December 31, 1999 we had repurchased 19,500 shares for approximately $87,000. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

      We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, principal and interest payments and capital expenditures for the next 12 months.

MARCH 2000 REPURCHASE OF SHARES

On November 2, 1999, we announced that a group consisting of David C. Prosser, Chairman, members of his family, and another of our directors retained an investment banker to explore a sale of the group’s shares to new strategic investors. The group held approximately 6,383,000 shares, representing 52% of all outstanding shares. In conjunction with the process, our Board of Directors appointed a Special Committee of independent directors to evaluate any proposed transaction.

      On February 2, 2000, we entered into an agreement with participating members of the group (together, the “Prosser Selling Group”). Under the agreement, we agreed to repurchase from individual members of the Prosser Selling Group shares totaling approximately $7.8 million. On March 28, 2000, we repurchased 1,418,570 shares at $5.19 per share. At the closing, each member of the Prosser Selling Group signed a two year standstill and Voting Agreement under which each agreed, among other things, not to acquire additional Securities of RTW and not to initiate or support certain actions designed to effect fundamental changes in RTW policy or structure. In addition, David C. Prosser retired and resigned as Chairman and we paid him $225,000 as a termination benefit in conjunction with the closing. He is expected to remain as a member of our Board of Directors.

      Under the terms of the agreement, we borrowed $6.0 million under a 90-day term loan agreement with a bank and advanced the proceeds to the Prosser Selling Group for a security interest in the shares owned by the group. This term loan is subject to interest at a LIBOR adjusted rate (8.31% at February 29, 2000). We expect to replace the 90-day term loan with an $8.0 million term loan agreement and $2.0 million revolving credit facility to be used for general corporate purposes. We expect the term loan will accrue interest, payable quarterly, at an adjusted LIBOR rate and expect principal maturities due as follows (000’s):

December 31,

2000	$1,000

2001	1,500

2002	1,500

2003	2,000

2004	2,000

      We expect the revolving credit facility will accrue interest, payable quarterly, at an adjusted LIBOR rate and mature in March 2001, but will be renewable annually at the discretion of the bank.

INTEREST RATE RISK

Our fixed maturity investments are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions. We regularly evaluate interest rate risk in order to evaluate the appropriateness of our investments.

      An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $5.4 million.

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

      We have had no instances of system failure or interrupted operations resulting from system failures of our significant vendors in 2000 and expect no problems as we continue into the new millennium.

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

REGULATION

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 1999, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina and Texas.

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

FORWARD LOOKING STATEMENTS

Information included in this annual report which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to manage both our existing claims and our new claims in an effective manner, (ii) competition from traditional workers’ compensation insurance carriers, (iii) our ability to further penetrate our existing markets, (iv) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation, (v) our ability to retain our existing customers at favorable beneficial premium rates when their policies renew, and (vi) our ability to successfully introduce new products and services. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our future performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to Disclosures about Market Risk is contained in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report of Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

      We have audited the accompanying consolidated balance sheets of RTW, Inc. and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, other comprehensive income (loss) and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 3, 2000
(February 29, 2000 as to Note 13)

RTW, INC.
Consolidated Balance Sheets
December 31, 1999 and 1998
(IN THOUSANDS, EXCEPT SHARE DATA)

	1999	1998

ASSETS
Investments at fair value, amortized cost of $112,334 and $123,924	$108,064	$126,631

Cash and cash equivalents	302	700

Accrued investment income	1,475	1,761

Premiums receivable, less allowance of $519 and $417	9,435	6,554

Reinsurance recoverables:

On unpaid claim and claim settlement expenses	41,179	21,403

On paid claim and claim settlement expenses	2,323	867

Deferred policy acquisition costs	1,487	1,501

Furniture and equipment, net	3,881	4,565

Other assets	8,365	8,952

Total assets	$176,511	$172,934

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$99,831	$97,269

Unearned premiums	12,766	13,027

Accrued expenses and other liabilities	8,349	7,559

Notes payable	—	2,461

Total liabilities	120,946	120,316

Shareholders’ equity:

Undesignated stock, no par value; authorized 4,750,000 shares;

none issued or outstanding	—	—

Series A Junior Participating Preferred Stock, no par value;

authorized 250,000 shares; none issued or outstanding	—	—

Common stock, no par value; authorized 25,000,000 shares;

issued and outstanding 12,312,000 and 11,935,000 shares	30,808	29,451

Retained earnings	27,575	21,408

Accumulated other comprehensive (loss) income	(2,818)	1,759

Total shareholders’ equity	55,565	52,618

Total liabilities and shareholders’ equity	$176,511	$172,934

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Operations
Years Ended December 31, 1999, 1998 and 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	1999	1998	1997

Revenues:

Gross premiums earned	$89,226	$89,881	$81,385

Premiums ceded	(18,008)	(8,489)	(342)

Premiums earned	71,218	81,392	81,043

Investment income	6,510	7,714	6,821

Net realized investment gains	84	1,046	399

Total revenues	77,812	90,152	88,263

Expenses:

Claim and claim settlement expenses	43,323	75,294	55,543

Policy acquisition costs	14,111	13,974	11,658

General and administrative expenses	12,021	11,369	11,616

Total expenses	69,455	100,637	78,817

Income (loss) from operations	8,357	(10,485)	9,446

Interest expense	266	546	777

Income (loss) before income taxes	8,091	(11,031)	8,669

Income tax expense (benefit)	1,924	(3,950)	2,870

Net income (loss)	$6,167	$(7,081)	$5,799

Income (loss) per share:

Basic income (loss) per share	$0.50	$(0.59)	$0.49

Diluted income (loss) per share	$0.50	$(0.59)	$0.48

Weighted average shares outstanding:

Basic shares outstanding	12,291,000	11,927,000	11,833,000

Diluted shares outstanding	12,360,000	11,927,000	12,079,000

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Other Comprehensive Income (Loss) and Shareholders’ Equity
Years Ended December 31, 1999, 1998 and 1997
(IN THOUSANDS)

				Accumulated
				Other
		Comprehensive		Comprehensive	Total
	Common	Income	Retained	Income	Shareholders'
	Stock	(Loss)	Earnings	(Loss)	Equity

Balance at January 1, 1997	$28,610		$22,690	$11	$51,311

Comprehensive income:

Net income	—	$5,799	5,799	—	5,799

Other comprehensive income, net of tax:

Change in unrealized investment gains	—	881	—	881	881

Comprehensive income		$6,680

Incentive stock options exercised	1		—	—	1

Issuance of non-qualified options	96		—	—	96

Issuance of shares to ESOP	115		—	—	115

Issuance of shares under ESPP	154		—	—	154

Balance at December 31, 1997	28,976		28,489	892	58,357

Comprehensive loss:

Net loss	—	$(7,081)	(7,081)	—	(7,081)

Other comprehensive income, net of tax:

Change in unrealized investment gains	—	867	—	867	867

Comprehensive loss		$(6,214)

Non-qualified stock options exercised	167		—	—	167

Incentive stock options exercised	166		—	—	166

Issuance of common shares	30		—	—	30

Issuance of shares under ESPP	199		—	—	199

Retirement of common stock	(87)		—	—	(87)

Balance at December 31, 1998	29,451		21,408	1,759	52,618

Comprehensive income:

Net income	—	$6,167	6,167	—	6,167

Other comprehensive losses, net of tax:

Change in unrealized investment losses	—	(4,577)		(4,577)	(4,577)

Comprehensive income		$1,590

Non-qualified stock options exercised	1,172		—	—	1,172

Incentive stock options exercised	80		—	—	80

Issuance of shares under ESPP	105		—	—	105

Balance at December 31, 1999	$30,808		$27,575	$(2,818)	$55,565

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997
(IN THOUSANDS)

	1999	1998	1997

Cash flows from operating activities:

Net income (loss)	$6,167	$(7,081)	$5,799

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Net realized investment gains	(84)	(1,046)	(399)

Depreciation and amortization	1,382	1,341	1,237

Deferred income taxes	764	(2,239)	(715)

Changes in assets and liabilities:

Amounts due from reinsurers	(21,232)	(14,164)	2,621

Unpaid claim and claim settlement expenses	2,562	36,200	11,813

Unearned premiums, net of premiums receivable	(3,142)	(1,344)	(1,015)

Other, net	3,313	(1,849)	1,032

Net cash (used in) provided by operating activities	(10,270)	9,818	20,373

Cash flows from investing activities:

Maturities of investments	1,915	2,000	2,500

Purchases of available-for-sale investments	(11,239)	(77,594)	(62,403)

Proceeds from sales of available-for-sale investments	20,912	63,522	39,095

Purchases of furniture and equipment	(573)	(819)	(2,447)

Net cash provided by (used in) investing activities	11,015	(12,891)	(23,255)

Cash flows from financing activities:

Payments on notes payable	(2,500)	(2,500)	(2,000)

Stock options and warrants exercised	1,252	333	1

Issuance of common stock under ESPP	105	199	154

Issuance of common stock to ESOP	—	—	115

Issuance of common stock	—	30	—

Retirement of common stock	—	(87)	—

Net cash used in financing activities	(1,143)	(2,025)	(1,730)

Net decrease in cash and cash equivalents	(398)	(5,098)	(4,612)

Cash and cash equivalents at beginning of year	700	5,798	10,410

Cash and cash equivalents at end of year	$302	$700	$5,798

Supplemental disclosure of cash flow information: Cash paid (received) during the year for:

Interest	$238	$546	$664

Income tax (refunds) payments	$(1,312)	$488	$3,536

See notes to consolidated financial statements.

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — RTW, Inc. (RTW) provides workers’ compensation insurance coverage to employers through its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC). Collectively, “we,” “our” and “us” will refer to these entities in these “Notes to Consolidated Financial Statements.”

      We benefit from our ability to reduce workers’ compensation costs and provide employers the ability to control their workers’ compensation programs. We are domiciled in Minnesota and were licensed in Minnesota, Colorado, Missouri, Michigan, Massachusetts, Illinois, Kansas, Connecticut, Wisconsin, Rhode Island, Florida, Iowa, Indiana, Arkansas, Pennsylvania, Tennessee, South Dakota, Maryland, Georgia, New Jersey, North Carolina and Texas at December 31, 1999. We are also licensed to write workers’ compensation insurance coverage for companies covered under the Longshoreman’s Act. We wrote policies primarily in Minnesota, Colorado, Missouri, Illinois, Kansas, Michigan, Massachusetts, Connecticut and Wisconsin during 1999.

      The following explain the accounting policies we use to arrive at some of the more significant amounts in our financial statements.

Accounting Principles — We prepare our financial statements in accordance with Generally Accepted Accounting Principles (GAAP).

Consolidation — Our consolidated financial statements include RTW and ACIC. We eliminate all intercompany accounts and transactions in consolidation.

Use of Estimates — We make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date and the recorded amounts of revenues and expenses during the reporting period. Our most significant estimates are those relating to our unpaid claim and claim settlement expenses and accrual for premium adjustments. We continually review our estimates and assumptions and make adjustments as necessary, but actual results could vary significantly from these estimates.

Investments — We invest entirely in fixed maturity investments and classify our investments as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Available-for-Sale Investments: We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, prepayment risk and funding sources or terms, or to address liquidity needs. Our available-for-sale investments are carried at fair value with changes in unrealized gains or losses, net of deferred taxes, reported as other comprehensive (loss) income. The fair values of our investments are determined based upon quoted market prices as obtained through commercial pricing services or brokers who provide estimated fair values.

Realized Investment Gains and Losses: Net realized investment gains are identified separately in our Consolidated Statements of Operations. Cost of investments sold is determined by the specific identification method.

      We continually monitor the difference between investment cost and fair value for each of our securities. If any security experienced a decline in value that is determined to be other than temporary, we would reduce the security’s carrying value for the decline and record a realized loss in the Consolidated Statements of Operations. No securities were reduced for declines in fair value in 1999, 1998 or 1997.

Cash and Cash Equivalents — We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred Policy Acquisition Costs — The costs directly related to writing an insurance policy are referred to as policy acquisition costs and consist of commissions, state premium taxes and other direct underwriting expenses. Although these costs arise when we issue a policy, we defer certain costs, principally commissions and state premium taxes, and amortize these costs to expense as premium revenue is recognized.

      If deferred policy acquisition costs were to exceed the sum of unearned premiums and related anticipated investment income less expected claim and claim settlement expenses, we would immediately expense the excess costs.

Depreciation — We depreciate furniture and equipment on a straight-line basis over the estimated useful lives of the assets (five to ten years). Accumulated depreciation in 1999 and 1998 was $3,879,000 and $2,951,000, respectively.

Unpaid Claim and Claim Settlement Expenses — Claim expenses refer to amounts that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, as “Claim and claim settlement expenses” in the Consolidated Statements of Operations.

      Our “Unpaid claim and claim settlement expenses” represent established, reserves for the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred in 1999 and prior years. The reserves are primarily undiscounted, however, we discounted selected claims that have fixed or determinable future payments by $2,873,000 after applying an 8% discount factor. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported. Our estimates consider such variables as past loss experience, current claim trends and prevailing social, economic and legal environments. We have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses due to commencing operations in 1992 and supplement our experience with external industry data, as adjusted to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

Premiums Earned — Premiums on workers’ compensation insurance policies are our largest source of revenue. We record premiums written on an installment basis, matching billing to the policyholder, and earn premiums on a daily basis over the life of each insurance policy. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit employer payrolls for the policy period and adjust the estimated payroll to its actual value. The result is a “final audit” adjustment recorded to premiums earned when the adjustment becomes known. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

Reclassifications — Certain 1998 and 1997 amounts have been reclassified to conform to the consolidated financial statement presentation in 1999.

NOTE 2 — INCOME (LOSS) PER SHARE

We apply SFAS No. 128, “Earnings Per Share”, which requires dual presentation of a basic income (loss) per share (IPS), which excludes dilution, and a diluted IPS, which reflects the potential dilution that could occur if actions taken with respect to dilutive securities resulted in the issuance of common stock. Dilutive securities consist of stock options. Basic IPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted IPS is computed by dividing net income (loss) by the weighted average number of common shares and dilutive securities outstanding for the period. Dilutive securities are considered outstanding from the date of grant, after applying the treasury stock method for determining the dilutive effect.

The following is a reconciliation of the numerators and denominators of basic and diluted income (loss) per share:

	1999	1998	1997

Net income (loss) (000’s)	$6,167	$(7,081)	$5,799

Basic weighted average shares outstanding	12,291,000	11,927,000	11,833,000

Effect of dilutive stock options	69,000	—	246,000

Diluted weighted average shares outstanding	12,360,000	11,927,000	12,079,000

Basic income (loss) per share	$0.50	$(0.59)	$0.49

Diluted income (loss) per share	$0.50	$(0.59)	$0.48

Options to purchase 1,894,811 shares of common stock at prices ranging from $2.00 to $28.75 were outstanding during 1998 but excluded from the computation of diluted IPS due to our 1998 net loss. Diluted weighted average shares outstanding would have increased by 219,000 shares had these shares not been anti-dilutive in the computation.

NOTE 3 — INVESTMENTS

Valuation of Investments — The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
1999	Cost	Gains	Losses	Value

Tax-exempt municipal securities	$63,104	$17	$(2,267)	$60,854

U.S. government securities	15,665	19	(578)	15,106

Corporate securities	15,462	3	(845)	14,620

Asset-backed securities	2,000	—	(20)	1,980

Mortgage-backed securities	16,103	—	(599)	15,504

Total investments	$112,334	$39	$(4,309)	$108,064

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
1998	Cost	Gains	Losses	Value

Tax-exempt municipal securities	$65,273	$1,369	$(6)	$66,636

U.S. government securities	14,141	436	(2)	14,575

Corporate securities	20,941	562	(9)	21,494

Asset-backed securities	4,499	104	—	4,603

Mortgage-backed securities	19,070	288	(35)	19,323

Total investments	$123,924	$2,759	$(52)	$126,631

Statutory Deposits — Included in investments are U.S. government securities on deposit with various regulatory authorities, as required by law, with a fair value of $3,452,000 and $2,931,000 in 1999 and 1998, respectively.

Fixed Maturities by Maturity Date — The following table presents the amortized cost and fair value of investments by contractual maturity at December 31, 1999. Actual maturities may differ from those stated as a result of calls and prepayments (000’s):

		Estimated
	Amortized	Fair
Maturing:	Cost	Value

One year or less	$505	$499

Over one year through five years	22,635	22,283

Over five years through ten years	53,467	51,635

Over ten years	19,624	18,143

Mortgage-backed securities with various maturities	16,103	15,504

Total investments	$112,334	$108,064

Investment Income — Investment income includes income from the following sources (000’s):

	1999	1998	1997

Fixed maturity investments	$6,318	$6,995	$6,129

Short-term investments	133	506	692

Other	59	213	—

Investment income	$6,510	$7,714	$6,821

Net Realized Investment Gains — Net realized investment gains includes gross realized investment gains net of gross realized investment losses as follows (000’s):

	1999	1998	1997

Realized investment gains	$108	$1,591	$479

Realized investment losses	(24)	(545)	(80)

Net realized investment gains	$84	$1,046	$399

NOTE 4 — REINSURANCE

Our financial statements reflect the effects of ceded reinsurance transactions. The primary purpose of ceded reinsurance is to protect us from potential losses in excess of the level that we are willing to accept.

      We report reinsurance transactions on a “gross” basis on the balance sheet, resulting in reinsurance recoverable amounts on paid and unpaid claim and claim settlement expenses recorded as assets. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policy.

      We ceded Minnesota claims in excess of $290,000, $280,000 and $1,080,000 per occurrence during 1999, 1998 and 1997, respectively, to the Minnesota Workers’ Compensation Reinsurance Association (WCRA). In our non-Minnesota states, we decreased our per-incident exposure to $300,000 in 1999 from $500,000 in 1998 and 1997. We purchased this coverage from various reinsurers in 1998 and 1997 and limited the coverage to one reinsurer in 1999. Additionally, for claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $1,989,000 at December 31, 1998. We amortized $740,000 of the deferred gain as a reduction of claim and claim settlement expenses in 1999 resulting in an un-amortized deferred gain of $1,249,000 at December 31, 1999. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively.

      Reinsurance contracts do not relieve us from our obligations to policyholders. We expect reinsurers to which we have ceded reinsurance to honor their obligations. Failure of these reinsurers to honor their obligations could result in losses to us. We do not anticipate any such losses and accordingly, no provision for amounts deemed uncollectible are included in our financial statements. We attempt to minimize our exposure to significant losses from reinsurer insolvency by monitoring the financial condition of our reinsurers. The reinsurance recoverable on unpaid claim and claim settlement expenses associated with reinsurers are as follows (000’s):

	1999	1998

Excess of loss reinsurance through various reinsurers	$40,830	$20,777

Quota-share reinsurance for 1992 to 1994 through a single reinsurer	349	626

Reinsurance recoverable on unpaid claim and claim settlement expenses	$41,179	$21,403

The effect of ceded reinsurance on premiums written and claim and claim settlement expenses are as follows (000’s):

	1999	1998	1997

Premiums written:

Direct	$88,966	$89,328	$81,657

Ceded	(18,008)	(8,489)	(342)

Net premiums written	$70,958	$80,839	$81,315

Claim and claim settlement expenses:

Direct	$67,465	$90,011	$55,825

Ceded	(24,142)	(14,717)	(282)

Net claim and claim settlement expenses	$43,323	$75,294	$55,543

The reinsurance recoverable on paid claim and claim settlement expenses consists solely of receivables from paid claim and claim settlement expenses at December 31, 1999 and 1998.

NOTE 5 — UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000’s):

	1999	1998	1997

Balance at January 1	$97,269	$61,069	$49,256

Less reinsurance recoverables	(21,403)	(5,374)	(6,183)

Plus deferred gain on retrospective reinsurance	1,989	—	—

Net balance at January 1	77,855	55,695	43,073

Incurred related to:

Current year	52,176	64,315	58,628

Prior years	(8,113)	10,979	(3,085)

Amortization of deferred retrospective reinsurance gain	(740)	—	—

Total incurred	43,323	75,294	55,543

Paid related to:

Current year	26,897	25,397	23,482

Prior years	34,380	27,737	19,439

Total paid	61,277	53,134	42,921

Net balance at December 31	59,901	77,855	55,695

Plus reinsurance recoverables	41,179	21,403	5,374

Plus deferred gain on retrospective reinsurance	(1,249)	(1,989)	—

Balance at December 31	$99,831	$97,269	$61,069

      Changes in estimates of unpaid claim and claim settlement expenses for prior years decreased the provision for claim and claim settlement expenses by $8,113,000 in 1999, increased the provision for claim and claim settlement expenses by $10,979,000 in 1998 and decreased the provision for claim and claim settlement expenses by $3,085,000 in 1997.

NOTE 6 — NOTES PAYABLE

We paid our unsecured Senior Notes in full in December 1999. Interest was paid monthly at 9.5% in 1999 and at rates ranging from 9.25% to 9.5% in 1998. Debt issue costs associated with the Senior Notes totaling $39,000 at December 31, 1998 was recorded as a reduction in notes payable and amortized over the term of the Senior Notes.

NOTE 7 — INCOME TAXES

We compute income taxes under the liability method. This means deferred income taxes reflect the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for income tax purposes.

Income tax expense (benefit) consists of the following (000’s):

	1999	1998	1997

Current:

Federal	$1,056	$(1,568)	$3,714

State	104	(143)	(129)

Total current tax expense (benefit)	1,160	(1,711)	3,585

Deferred:

Federal	1,031	(2,218)	(721)

State	(267)	(21)	6

Total deferred tax expense (benefit)	764	(2,239)	(715)

Income tax expense (benefit)	$1,924	$(3,950)	$2,870

Our income tax expense (benefit) differs from the federal statutory rate as follows (000’s):

	1999	1998	1997

Federal income tax expense (benefit) at 35%	$2,832	$(3,861)	$3,034

Increase (reduction) in income tax expense (benefit) resulting from:

State income taxes, net of federal income tax benefit	23	8	(64)

Tax-exempt investment income	(930)	(486)	—

Prior year tax return adjustments	—	301	—

Other	(1)	88	(100)

Income tax expense (benefit)	$1,924	$(3,950)	$2,870

      Differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years are called temporary differences. The tax effects of temporary differences that gave rise to net deferred tax asset balances, included within other assets, are as follows (000’s):

	1999	1998

Unpaid claim and claim settlement expenses	$3,739	$4,709

Unrealized loss on securities	1,452	—

Accrued second injury funds	1,165	918

Unearned premiums	894	912

Retrospective reinsurance	437	676

AMT credit carry-forward	280	—

Other	305	383

Deferred tax assets	8,272	7,598

Unrealized gain on securities	—	(948)

Deferred policy acquisition costs	(521)	(525)

Depreciation	(454)	(464)

Deferred tax liabilities	(975)	(1,937)

Net deferred tax assets	$7,297	$5,661

      No valuation allowance was provided against the deferred tax assets recorded in 1999 or 1998, as we expect to generate sufficient taxable income in the future to offset reversing temporary differences.

      Income taxes receivable at December 31, 1999 and 1998 were approximately $674,000 and $3,289,000, respectively.

NOTE 8 — EMPLOYEE BENEFITS AND PLANS

Stock Based Compensation — We account for our stock-based compensation plans, the RTW, Inc. 1995 Employee Stock Purchase Plan and Trust (ESPP) and the 1994 Stock Plan, using Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

1995 Employee Stock Purchase Plan — The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In May 1998, the shares reserved for distribution under the plan were increased from 75,000 to 200,000 shares. The ESPP terminates in ten years and will be carried out in phases, each consisting of one year or a period of time approved by the Board of Directors. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase completed through 1999:

	Shares	Purchase
Phase:	Purchased	Price

Beginning April 1996, expiring April 1997	20,092	$7.65

Beginning April 1997, expiring April 1998	28,139	$7.07

Beginning April 1998, expiring April 1999	27,143	$3.88

The fourth one-year phase began in April 1999 and expires in April 2000.

Our liability for employee contributions withheld at December 31, 1999 and 1998 for the purchase of shares in April 2000 and April 1999 under the ESPP was $145,000 and $158,000, respectively.

1994 Stock Plan — The 1994 Stock Plan provides for awards of qualified and non-qualified stock options. In January 1997 the shares reserved for distribution under the plan were increased to 1,500,000. In July 1998, the Board of Directors increased the shares reserved for distribution under the plan to 2,000,000. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board of Directors or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant.

Options granted, exercised, canceled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified

		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price

Balance, January 1, 1997	217,875	$8.34	3,750	$2.67

Granted	112,500	10.68	510,000	6.93

Exercised	(150)	8.67	—	—

Canceled	(10,975)	18.10	—	—

Balance, December 31, 1997	319,250	10.21	513,750	6.90

Granted	974,122	6.53	—	—

Exercised	(37,650)	2.69	—	—

Canceled	(151,806)	12.22	(42,855)	6.75

Balance, December 31, 1998	1,103,916	6.94	470,895	6.91

Granted	187,672	6.28	55,556	4.50

Exercised	(30,000)	2.67	—	—

Canceled	(238,052)	8.08	—	—

Balance, December 31, 1999	1,023,536	$6.68	526,451	$6.66

      Each of the qualified stock options expires ten years from the date of grant and substantially all are subject to continued employment with us. Each of the non-qualified options expires ten years from the date of grant. Certain of the options are subject to vesting provisions that restrict exercise of the option.

The following table summarizes the options outstanding and exercisable at December 31, 1999:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
	Number			Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Price Range	Options	Life	Price	Options	Price

Qualified stock options:

$ 4.38 - $ 5.81	493,944	8.9 years	$5.19	109,833	$5.10

7.00 - 9.00	489,342	8.1 years	7.60	141,964	7.86

10.75 - 25.00	40,250	6.9 years	13.81	18,450	14.73

$ 4.38 - $25.00	1,023,536	8.4 years	$6.68	270,247	$7.21

Non-qualified stock options:

$ 2.67 - $ 4.50	59,306	9.0 years	$4.38	3,750	$2.67

6.75 - 15.88	467,145	7.9 years	6.95	370,715	7.00

$ 2.67 - $15.88	526,451	8.0 years	$6.66	374,465	$6.95

Non-Qualified Common Stock Options — Certain non-qualified options were issued prior to the onset of the 1994 Stock Plan. Non-qualified options exercised and outstanding are as follows:

			Weighted
			Average
	Option	Exercise	Exercise
	Shares	Price	Price

Balance, January 1, 1997 and December 31, 1997	363,500	$2.00	$2.00

Exercised in 1998	(43,500)	2.00	2.00

Balance, December 31, 1998	320,000	2.00	2.00

Exercised in 1999	(320,000)	2.00	2.00

Balance, December 31, 1999	—	$—	$—

      We are permitted a tax deduction equal to the difference between the non-qualified option exercise price and the fair value on the option exercise date. Upon exercise, the proceeds and the amount of the deduction are recorded to common stock. In 1999 and 1998, we recorded reductions of income taxes payable and increased common stock by $532,000 and $80,000, respectively, to reflect the exercises.

Pro Forma Information — Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under the ESPP based on the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) and basic and dilutive net income (loss) per share would approximate the following pro forma amounts (in 000’s, except per share data):

	1999	1998	1997

Net income (loss):

As reported	$6,167	$(7,081)	$5,799

Pro forma	$5,060	$(7,995)	$5,238

Basic net income (loss) per share:

As reported	$0.50	$(0.59)	$0.49

Pro forma	$0.41	$(0.67)	$0.44

Dilutive net income (loss) per share:

As reported	$0.50	$(0.59)	$0.48

Pro forma	$0.41	$(0.67)	$0.43

      The pro forma effect on net income (loss) for 1999, 1998 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not include pro forma compensation expense related to pre-1995 option grants.

      The weighted average fair value of options granted under the ESPP and 1994 Stock Plan during 1999, 1998 and 1997 is estimated at $2.53, $3.14 and $4.06, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 64.3% in 1999, 71.0% in 1998 and 76.1% in 1997; risk-free interest rates ranging from 4.51% to 7.70%; and an expected life of 1 to 5 years.

Employee Contract — We entered into a three-year employment agreement with our President and Chief Executive Officer beginning January 15, 1998. Under this agreement, he receives a base salary of $400,000, subject to review annually for increase by our Board of Directors. In addition to base salary, he is eligible for bonuses, reimbursements and fringe benefits including a $1,000,000 term life insurance policy and an additional payment sufficient to reimburse him for a long-term disability policy paying monthly benefits of $5,000. We also provide him with health, dental, life and disability insurance consistent with that provided to other officers and employees. Under this agreement, we have agreed to indemnify him for his actions on behalf of us. In the event of termination without cause or resignation for good reason, we are obligated to continue to pay his then-current base salary and bonuses for the remaining term of the agreement or twelve months, whichever is greater.

Combined Retirement Plan — In January 1998, we combined our 401(K) Retirement Plan and Employee Stock Ownership Plan (ESOP) into a single retirement plan, the KSOP. The KSOP retains the features of each separate component except for eligibility and vesting provisions. Under the plan, employees become eligible to participate in the plan on the first day of the month after beginning employment and attaining age 21.

401(K) Retirement Component — We sponsor a defined contribution retirement component under Section 401(K) of the Internal Revenue Code for eligible employees. Our contributions are discretionary and are based on contributions made by employees. Expense recognized for 1999, 1998 and 1997 was $151,000, $140,000 and $94,000, respectively.

Employee Stock Ownership Component — We maintain an ESOP for our qualified employees. Our contributions are discretionary. We may contribute cash or shares of our common stock. No expense was recorded in 1999, 1998 or 1997.

Other Employee Benefit Plans — We maintained bonus plans in 1999, 1998 and 1997 under which all employees, including officers, were eligible for a bonus based on our operating results. These bonuses aggregated $544,000, $267,000 and $643,000 in 1999, 1998 and 1997, respectively.

NOTE 9 — SHAREHOLDERS’ EQUITY

On September 15, 1998, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $4,000,000 of RTW, Inc. common stock. We may repurchase shares on the open market or through private transactions depending upon market conditions and availability. Through December 31, 1999 we had repurchased 19,500 shares for $87,000. We will use the repurchased shares for employee stock option and purchase plans and other corporate purposes.

Shareholder Rights Plan — In April 1997, we adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record at the close of business on June 30, 1997. The rights become exercisable only after any person or group (the “Acquiring Person”) becomes the beneficial owner of 15% or more of the voting power of our common stock. Certain shares held by our Chairman and his wife are excluded from the computation for determining whether a person is an Acquiring Person. Each right entitles its registered holder to purchase from us one one-hundredth share of a new Series A Junior Participating Preferred Stock, no par value, at a price of $85 per one one-hundredth share, subject to adjustment. If any Acquiring Person acquires beneficial ownership of 15% or more of our voting power, each right will entitle its holder (other than such Acquiring Person) to purchase, at the then current purchase price of the right, that number of shares of our common stock having a market value of two times the purchase price of the right, subject to certain possible adjustments. In addition, if we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the then current purchase price of the right, that number of common shares of the acquiring company having a market value of two times the purchase price of the right. Following the acquisition of a beneficial ownership of 15% or more of our outstanding common stock by any Acquiring Person and prior to an acquisition by any Acquiring Person of 50% or more of our outstanding common stock, our Board of Directors may exchange the outstanding rights (other than rights owned by such Acquiring Person), in whole or in part, at an exchange ratio of one share of common stock, or one one-hundredth share of Preferred Stock (or equivalent securities) per right, subject to adjustment. We may redeem the rights, in whole, at $.001 per right, at any time prior to an acquisition by any Acquiring Person of 15% or more of our outstanding common stock and prior to the expiration of the rights. The rights expire on April 17, 2007, unless extended or earlier redeemed by us.

Dividend Restrictions — Dividends are paid as determined by our Board of Directors. No dividends have ever been paid by us.

      Our ability to pay cash dividends to shareholders may depend upon the amount of dividends received from our insurance subsidiary. ACIC’s ability to pay dividends is restricted by law or subject to approval of the insurance regulatory authorities of Minnesota.

      Under Minnesota insurance law regulating the payment of dividends by ACIC, any such payments must be an amount deemed prudent by ACIC’s Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (Commissioner), must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus that is attributable to unrealized capital gains. Further, without approval of the Commissioner, ACIC may not pay a dividend in any calendar year which, when combined with dividends paid in the preceding twelve months, exceeds the greater of (i) 10% of ACIC’s statutory capital and surplus at the prior year end or (ii) 100% of ACIC’s statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 2000, dividends in excess of $4,605,000 would require prior consent of the Commissioner.

Statutory Surplus and Statutory Net Income (Loss)— Our insurance subsidiary is required to file financial statements with state regulatory agencies. The accounting principles used to prepare the statutory financial statements follow prescribed accounting practices that differ from GAAP. Statutory policyholders’ surplus in 1999 and 1998, and statutory net income (loss) for 1999, 1998 and 1997 are as follows (000’s):

	Statutory	Statutory Net
	Policyholders'	Income
	Surplus	(Loss)

December 31, 1999	$46,048	$5,544

December 31, 1998	41,884	(6,767)

December 31, 1997		5,871

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating Leases— We conduct our operations in leased office facilities under operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.

      Future minimum (base) rental payments required under the leases, as of December 31, 1999, are as follows (000’s):

2000	$1,418

2001	1,274

2002	860

2003	155

2004	155

Thereafter	65

$3,927

Rent expense, including contingent rentals, was $2,124,000, $2,181,000 and $1,776,000 for 1999, 1998 and 1997, respectively.

      In the ordinary course of administering our workers’ compensation management program, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any legal or administrative claims that we believe are likely to have a material adverse effect our financial condition or results of operations.

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Our comprehensive (loss) income includes only unrealized gains and losses on investments classified as available-for-sale. Changes in accumulated other comprehensive (loss) income and other comprehensive (loss) income were as follows (000’s):

	1999	1998	1997

Accumulated other comprehensive income, beginning of year	$1,759	$892	$11

Changes in comprehensive (loss) income arising during the year:

Unrealized investment (losses) gains	(6,893)	2,339	1,795

Less: Adjustment for net realized investment gains	(84)	(1,046)	(399)

Change in net unrealized investment (losses) gains	(6,977)	1,293	1,396

Income tax (benefit) expense	(2,400)	426	515

Other comprehensive (loss) income for the year	(4,577)	867	881

Accumulated other comprehensive (loss) income, end of year	$(2,818)	$1,759	$892

NOTE 12 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following tables present unaudited quarterly results of operations for the eight quarters ended December 31, 1999:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

1999	(In thousands, except per share data)
Premiums in force	$81,900	$85,900	$85,700	$87,200

Revenues:

Gross premiums earned	$21,314	$21,798	$22,254	$23,860

Premiums ceded	(4,160)	(4,609)	(4,682)	(4,557)

Premiums earned	17,154	17,189	17,572	19,303

Investment income	1,686	1,640	1,588	1,596

Net realized investment gains (losses)	37	65	(18)	—

Total revenues	18,877	18,894	19,142	20,899

Expenses:

Claim and claim settlement expenses	10,804	10,448	11,082	10,989

Policy acquisition costs	3,486	3,523	3,016	4,086

General and administrative expenses	2,987	2,931	2,879	3,224

Total expenses	17,277	16,902	16,977	18,299

Income from operations	$1,600	$1,992	$2,165	$2,600

Net income	$1,233	$1,487	$1,611	$1,836

Basic income per share	$0.10	$0.12	$0.13	$0.15

Diluted income per share	$0.10	$0.12	$0.13	$0.15

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

1998	(In thousands, except per share data)
Premiums in force	$78,900	$80,500	$84,400	$82,100

Revenues:

Gross premiums earned	$21,333	$22,241	$22,885	$23,422

Premiums (ceded) recovered	1,211	(1,056)	(1,029)	(7,615)

Premiums earned	22,544	21,185	21,856	15,807

Investment income	2,037	2,018	1,854	1,805

Net realized investment gains (losses)	3	716	330	(3)

Total revenues	24,584	23,919	24,040	17,609

Expenses:

Claim and claim settlement expenses	19,273	17,938	17,571	20,512

Policy acquisition costs	3,280	3,310	3,657	3,727

General and administrative expenses	3,647	1,884	3,150	2,688

Total expenses	26,200	23,132	24,378	26,927

Income (loss) from operations	$(1,616)	$787	$(338)	$(9,318)

Net income (loss)	$(1,117)	$491	$(138)	$(6,317)

Basic income (loss) per share	$(0.09)	$0.04	$(0.01)	$(0.53)

Diluted income (loss) per share	$(0.09)	$0.04	$(0.01)	$(0.53)

      Quarterly revenues are affected by (i) premiums in force at the beginning of the quarter, (ii) new policies written in the quarter, (iii) final audit premiums recognized during the quarter, and (iv) our policy renewal rate in the quarter. Historically, a majority of new policies written and policy renewals have occurred in the first, second and fourth quarters. Additionally, our quarterly results for 1998 were affected by refunds from the Minnesota Workers’ Compensation Reinsurance Corporation (included in premiums earned), adjustments to the liability for unpaid claim and claim settlement expenses for prior years and adjustments to reverse liabilities accrued for the Minnesota Insurance Guarantee Association (included in general and administrative expenses) as follows (000’s):

	First	Second	Third	Fourth
1998	Quarter	Quarter	Quarter	Quarter

Premiums earned	$2,247

Claim and claim settlement expenses	(3,000)	$(400)	$—	$(7,579)

General and administrative expenses	—	1,076	—	695

Quarterly effect on income (loss) from operations	$(753)	$676	$—	$(6,884)

NOTE 13 — SUBSEQUENT EVENTS

On November 2, 1999, we announced that a group consisting of David C. Prosser, Chairman, members of his family, and another of our directors retained an investment banker to explore a sale of the group’s shares to new strategic investors. The group held approximately 6,383,000 shares representing 52% of all outstanding shares. In conjunction with the process, our Board of Directors appointed a Special Committee of independent directors to evaluate any proposed transaction.

      On February 2, 2000, we entered into an agreement with participating members of the group (together, the “Prosser Selling Group”). Under the agreement, we agreed to repurchase from individual members of the Prosser Selling Group shares totaling approximately $7.8 million. Based on the market formula contained in the agreement, we expect to repurchase approximately 1,493,000 shares at $5.19 per share. This transaction is expected to close in March 2000. In addition, we expect David C. Prosser to retire and resign as Chairman and expect to pay him $225,000 as a termination benefit in conjunction with the closing. He is expected to remain as a member of our Board of Directors.

      In connection with the closing, each member of the Prosser Selling Group is required to enter into a standstill and voting agreement under which each agrees, for a period of two years following the transaction, not to: (i) acquire additional securities of RTW; (ii) initiate, solicit or propose any corporate transaction such as a merger, reorganization, liquidation, sale or transfer of assets of RTW; (iii) initiate, solicit, support or propose a change in the composition of our Board of Directors or management; (iv) propose any material change in our business or corporate structure, our articles of incorporation or bylaws and make, participate or solicit any proxy to vote or seek to influence any other RTW shareholders with respect to RTW voting securities. Each member of the Prosser Selling Group will also agree to (i) vote his or her shares as recommended by our Board of Directors or in the same proportion as other RTW shareholders vote, and (ii) grant to the Chair of the Special Committee or his designee or successor, a conditional proxy with respect to such member’s shares.

      Under the terms of the agreement, we borrowed $6.0 million under a 90-day term loan agreement with a bank and advanced the proceeds to the Prosser Selling Group for a security interest in the shares owned by the group. This term loan is subject to interest at a LIBOR adjusted rate (8.31% at February 29, 2000). We expect to replace the 90-day term loan and fund the remaining repurchase price of the shares in March 2000 with an $8.0 million term loan agreement and $2.0 million revolving credit facility to be used for general corporate purposes. We expect the term loan will accrue interest, payable quarterly, at an adjusted LIBOR rate and expect principal maturities due as follows (000’s):

December 31,
2000	$1,000

2001	1,500

2002	1,500

2003	2,000

2004	2,000

      We expect the revolving credit facility will accrue interest, payable quarterly, at an adjusted LIBOR rate and mature in March 2001. We expect that the revolving credit facility will be renewable annually at the discretion of the bank.

      We expect to collateralize the term loan by stock of ACIC and expect that we will be subject to restrictive financial covenants that require maintaining minimum financial ratios, including (i) debt coverage, (ii) net worth, (iii) statutory surplus, (iv) net earnings, (v) risk based capital, (vii) A.M. Best Rating, and (viii) investment grade ratios. We expect the agreement to also restrict dividends, purchases, redemptions or retirements of stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors is contained in the Section entitled “Election of Directors” in the Company’s 2000 Proxy Statement and is incorporated herein by reference.

Information with respect to Executive Officers of the Company is included in PART I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in the Section entitled “Executive Compensation and Other Information” in the Company’s 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the Section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the Section entitled “Certain Transactions” in the Company’s 2000 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements of the Company are set forth on pages 25 through 42 of Part II, Item 8 of this Report.

Independent Auditors’ Report
Consolidated Balance Sheets — December 31, 1999 and 1998
Consolidated Statements of Operations — Years Ended December 31, 1999, 1998 and 1997
Consolidated Statements of Other Comprehensive Income (Loss) and
Shareholders’ Equity — Years Ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows — Years Ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements — Years Ended December 31, 1999, 1998 and 1997

(2) Financial Statement Schedules for the Three Years Ended December 31, 1999

All other schedules are omitted because they are not applicable or the required information is presented in the Financial Statements or the notes thereto.

      (b) Reports on Form 8-K

None.

      (c) Listing of Exhibits (*indicates compensatory plan)

3.1	Amended Articles of Incorporation (1)

3.2	Amended Bylaws (1)

4.1	Registration Rights Agreement (2)

10.1*	Employment Agreement Letter dated November 24, 1997 between RTW and Carl B. Lehmann (4)

10.2*	Non-Qualified Stock Option Agreement dated November 24, 1997 between RTW and Carl B. Lehmann (4)

10.3*	Letter Agreement dated January 15, 1998 Amending the Non-Qualified Stock Option Agreement between RTW and Carl B. Lehmann (4)

10.4*	Incentive Stock Option Agreement dated January 15, 1998 between RTW and Carl B. Lehmann (4)

10.5*	Employment Agreement Letter dated January 22, 1999 between RTW and David C. Prosser (4)

10.6*	RTW, Inc. Employee Stock Ownership Plan (2)

10.7*	Amended RTW, Inc. 1994 Stock Plan (1) 10.8 Contract between RTW and ACIC dated January 1, 1992 (2)

10.9	Service Agreement between RTW and ACIC dated February 1, 1992 (2)

10.10*	Description of the 2000 Gain Sharing Program

10.11*	401(k) Plan Adoption Agreement (1)

10.12	Reinsurance contract between ACIC and First Excess and Reinsurance Corporation effective July 1, 1998 (4)

10.13	Endorsement No. 2 to the reinsurance contract between ACIC and General Reinsurance Corporation (4)

10.14	Minnesota Workers’ Compensation Reinsurance ssociation reinsurance agreement (4)

10.15	Election form for Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement for 2000

10.16	Standstill and Voting Agreement

10.17	Letter Agreement dated March 3, 2000 between US Bank and RTW, Inc. regarding Term Note and Revolving Credit Facilities

11	Statement re; Computation of Income (Loss) Per Share

21	Subsidiaries of the Registrant: The Company has one wholly-owned subsidiary, American Compensation Insurance Company, a Minnesota corporation

23	Consent of Deloitte & Touche LLP

24	Power of Attorney, included in Signature page

27	Financial Data Schedule — Year ended December 31, 1999

99.1	Press Release Dated March 27, 2000 Announcing Repurchase of Shares

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-89164).

(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 33-2002C).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 33-91372).

(4)	Incorporated by reference to the Company’s 1998 Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, INC.

Date:	March 28, 2000	By /s/ Carl B. Lehmann

Carl B. Lehmann President, Chief Executive Officer and Director (Principal Executive Officer)

Signatures and Power of Attorney

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints Carl B. Lehmann and Jeffrey B. Murphy as his true and lawful attorney-in-fact and agents, each acting alone, with full power of substitutions and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

Date	Signature and Title

March 28, 2000	By /s/ Carl B. Lehmann

Carl B. Lehmann President, Chief Executive Officer and Director (Principal Executive Officer)

March 28, 2000	By /s/ Jeffrey B. Murphy

Jeffrey B. Murphy Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

March 28, 2000	By /s/ David C. Prosser

David C. Prosser Director

March 28, 2000	By /s/ J. Alexander Fjelstad, III

J. Alexander Fjelstad, III Director

March 28, 2000	By /s/ David R. Hubers

David R. Hubers Director

March 28, 2000	By /s/ Mark E. Hegman

Mark E. Hegman Director

March 28, 2000	By /s/ Steven M. Rothschild

Steven M. Rothschild Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of RTW, Inc. and subsidiary (the Company) as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 3, 2000. Our audits also included the consolidated financial statement schedules listed in Item 14(a)(2) of this Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 3, 2000

SCHEDULE I

RTW, INC.
SUMMARY OF INVESTMENTS
December 31, 1999
(In thousands)

			Amount at
			which shown
	Amortized	Fair	in the balance
Type of investment	Cost	Value	sheet

Fixed maturities:

Available-for-sale:

Tax-exempt municipal securities	$63,104	$60,854	$60,854

Corporate securities	15,462	14,620	14,620

Mortgage / asset-backed securities	18,103	17,484	17,484

United States government, government agencies and authorities	15,665	15,106	15,106

Total Investments	$112,334	$108,064	$108,064

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Balance Sheets
December 31, 1999 and 1998
(In thousands)

	1999	1998

ASSETS

Cash and cash equivalents	$2	$213

Furniture and equipment, net	3,881	4,565

Investment in and advances to subsidiary	53,279	51,669

Income tax receivable	22	117

Other assets	339	631

	$57,523	$57,195

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued expenses and other liabilities	$1,628	$1,770

Deferred income taxes	330	346

Notes payable	—	2,461

Total liabilities	1,958	4,577

Shareholders’ equity	55,565	52,618

	$57,523	$57,195

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Statements of Operations
Years Ended December 31, 1999, 1998 and 1997
(In thousands)

	1999	1998	1997

Revenues:

Intercompany fee income	$25,762	$25,262	$22,364

Investment income	15	28	249

Total revenues	25,777	25,290	22,613

Expenses:

General and administrative expenses	25,044	25,526	23,097

Income (loss) from operations	733	(236)	(484)

Interest expense	266	546	777

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiary	467	(782)	(1,261)

Provision for income taxes	246	(263)	(429)

Income (loss) before equity in undistributed net income (loss) of subsidiary	713	(519)	(832)

Equity in undistributed net income (loss) of subsidiary	5,454	(6,562)	6,631

Net income (loss)	$6,167	$(7,081)	$5,799

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997
(In thousands)

	1999	1998	1997

Cash Flows from Operating Activities:

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)	$6,167	$(7,081)	$5,799

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,296	1,267	1,079

Equity in net loss (income) from subsidiary	(5,454)	6,562	(6,631)

Deferred income taxes	(16)	34	131

Changes in assets and liabilities:

Accrued expenses and other liabilities	(142)	428	257

Other, net	(4,190)	1,359	351

Net cash (used in) provided by operating activities	(2,339)	2,569	986

Cash Flows from Investing Activities:

Investment in and advances to subsidiary	3,844	(448)	(2,761)

Purchases of furniture and equipment	(573)	(819)	(2,447)

Net cash provided by (used in) investing activities	3,271	(1,267)	(5,208)

Cash Flows from Financing Activities:

Payments on notes payable	(2,500)	(2,500)	(2,000)

Stock options and warrants exercised	1,252	333	1

Issuance of common stock to ESOP	—	—	115

Issuance of common stock under ESPP	105	199	154

Proceeds from sales of common stock	—	30	—

Retirement of common stock	—	(87)	—

Net cash used in financing activities	(1,143)	(2,025)	(1,730)

Net decrease in Cash and Cash Equivalents	(211)	(723)	(5,952)

Cash and Cash Equivalents at Beginning of Year	213	936	6,888

Cash and Cash Equivalents at End of Year	$2	$213	$936

Supplemental Disclosure of Cash Flow Information:

Cash paid (received) during the year for:

Interest	$238	$546	$664

Income tax (refunds) payments	$(97)	$16	$61

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Notes to Condensed Financial Statements
Years Ended December 31, 1999, 1998 and 1997

NOTE 1 — ACCOUNTING POLICIES

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the RTW, Inc. 1999 Annual Report.

NOTE 2 — RELATED PARTY TRANSACTIONS

RTW provides American Compensation Insurance Company (“ACIC”) with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC’s gross premiums earned each month for these services, which amounted to $8,933,000, $8,908,000 and $8,057,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, RTW receives 15% of ACIC’s gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $16,771,000, $16,289,000 and $14,307,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Amounts due (to) from ACIC related to the above transactions are included in the balance sheet account caption “Investment in and advances to subsidiary” and totaled approximately ($1,259,000) and $7,104,000 at December 31, 1999 and 1998, respectively.

SCHEDULE III

RTW, INC.
SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
(in thousands)

		(COLUMN C)
		RESERVES FOR				INVESTMENT
	DEFERRED	UNPAID CLAIM	DISCOUNT,			INCOME AND
	POLICY	AND CLAIM	IF ANY,			NET REALIZED
	ACQUISITION	SETTLEMENT	DEDUCTED IN	UNEARNED	EARNED	INVESTMENT
YEAR	COSTS	EXPENSES	COLUMN C	PREMIUMS	PREMIUMS	GAINS

1999	$1,487	$99,831	$2,873	$12,766	$71,218	$6,521

1998	$1,501	$97,269	—	$13,027	$81,392	$8,732

1997	$1,559	$61,069	—	$13,580	$81,043	$6,971

[Additional columns below]

[Continued from above table, first column(s) repeated]

	CLAIM AND CLAIM
	SETTLEMENT EXPENSES		AMORTIZATION
	INCURRED RELATED TO:		OF DEFERRED	PAID CLAIM
			POLICY	AND CLAIM
	CURRENT	PRIOR	ACQUISITION	SETTLEMENT	PREMIUMS
YEAR	YEAR	YEARS	COSTS	EXPENSES	WRITTEN

1999	$51,436	$(8,113)	$14,111	$61,277	$70,958

1998	$64,315	$10,979	$13,974	$53,134	$80,839

1997	$58,628	$(3,085)	$11,658	$42,921	$81,315

SCHEDULE IV

RTW, INC.
REINSURANCE
Years ended December 31, 1999, 1998 and 1997
(In thousands)

		Premiums earned
						Percentage
			Ceded to	Assumed		of amount
			other	from other		assumed
Description		Direct	companies	companies	Net	to net

1999

	PREMIUMS - Workers' Compensation	$89,226	$18,008	$—	$71,218	0.00%

1998

	PREMIUMS - Workers' Compensation	$89,881	$8,489	$—	$81,392	0.00%

1997

	PREMIUMS - Workers' Compensation	$81,385	$342	$—	$81,043	0.00%

SCHEDULE V

RTW, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 1999, 1998 and 1997
(In thousands)

			Additions

		Balance at	Charged to	Charged to		Balance at
		beginning	costs and	other		end
Description		of period	expenses	accounts	Write-offs	of period

1999

	Allowance for Doubtful Accounts	$417	$163	$—	$61	$519

1998

	Allowance for Doubtful Accounts	$182	$379	$—	$144	$417

1997

	Allowance for Doubtful Accounts	$105	$250	$—	$173	$182