Form 10-K/A
period 1999-12-31
RTW INC /MN/
filed 2000-05-01
CIK 915781

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: (X)

As of March 28, 2000, 10,893,685 shares of Common Stock, no par value, were outstanding. As of March 28, 2000, assuming as fair value the last sale price of $6.0625 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $56,400,000.

Documents incorporated by reference:

      None.

The following items are amended to read as follows:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to the terms of the Amended Articles of Incorporation, directors are divided into three classes, with the term of one class expiring each year. As the term of each class expires, the successors to the directors in that class will be elected for a term of three years. The terms of Messrs. Prosser, Hubers and Rothschild expire at the 2001 Annual Meeting of Shareholders, and the terms of Messrs. Lehmann and Hegman expire at the 2002 Annual Meeting of Shareholders. Vacancies on the Board of Directors and newly created directorships can be filled by vote of a majority of the directors then in office.

      Information about directors filling unexpired terms is set forth below. Unless otherwise indicated, each continuing director has been engaged in his present occupation as set forth below, or has been an officer with the organization indicated, for more than five years.

	Principal Occupation	Director	Year Current
Name and Age	and Other Directorships	Since	Term Expires

Directors serving unexpired terms:
David C. Prosser (75)	Director of the Company, Chairman of the Board until March 28, 2000, President and Chief Executive Officer of the Company since its formation in 1983 until January 1998.	1983	2001

David R. Hubers (57)	Director of the Company; President and Chief Executive Officer of American Express Financial Advisors, Inc.; Director of the Investment Company Institute, Carlson School of Management, the Minnesota Business Partnership, Fairview Hospitals and the United Way.	1998	2001

Steven M. Rothschild (54)	Director of the Company, Founder, President and Chief Executive Officer of Twin Cities RISE!; Director of three companies, the College of St. Benedict and the not-for-profit Minnesota Public Radio; Executive Fellow at the University of St. Thomas School of Business in Minneapolis, Minnesota; former Executive Vice President of General Mills, Inc.	1995	2001

Carl B. Lehmann (46)	Chairman of the Board, President and Chief Executive Officer of the Company since January 15, 1998; President of the Stored Value Group, a division of American Express Travel Related Services, Inc. from 1993 to 1997; Member of the Board of Trustees for Westminster College, Salt Lake City, Utah.	1997	2002

Mark E. Hegman (58)	Director of the Company; Principal of Peninsula Investments, Inc.; Director of various not-for-profit organizations including the Minneapolis Area Red Cross; prior to 1995, owner and President of Minnesota Store Equipment Co.	1995	2002

      Information with respect to Executive Officers of the Company was previously included in PART I of the Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company’s knowledge, all insiders of the Company filed all reports in a timely manner.

Summary of Cash and Certain Other Compensation

      The following table shows, for the fiscal years ending December 31, 1999, 1998 and 1997, the cash compensation paid by the Company, as well as certain other compensation paid or accrued to those years, to David C. Prosser, who served as the Company’s Chairman of the Board until March 28, 2000, Carl B. Lehmann, the Company’s Chairman of the Board, President, Chief Executive Officer, each of four other most highly compensated executive officers of the Company in office at the end of fiscal year 1999 whose total cash compensation exceeded $100,000 during fiscal year 1999. (together with Mr. Prosser and Mr. Lehmann, the “Named Executive Officers”) in all capacities in which they served:

Summary Compensation Table

				Long term
				Compensation
				Awards

		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Options (#)	Compensation (2)

David C. Prosser	1999	$300,000	$94,678	—	$—

Former Chairman of the Board	1998	520,032	—	—	11,458

Director	1997	517,822	4,575	10,000	21,630

Carl B. Lehmann	1999	416,000	—	100,000	56,789

Chairman of the Board,	1998	384,856	—	42,855	136,844

President, Chief Executive Officer and Director	1997	—	—	457,145	—

Tim C. Chan	1999	250,000	100,000	—	2,400

Former Chief Financial Officer,	1998	105,037	25,000	200,000	4,834

Secretary and Treasurer	1997	—	—	—	—

Anthony J. Rotondi	1999	200,000	20,000	—	2,400

Chief Operations Officer	1998	24,080	—	100,000	250

	1997	—	—	—	—

Tanna L. Moore	1999	200,000	20,000	—	2,400

Chief Marketing Officer	1998	13,636	—	100,000	—

	1997	—	—	—	—

Marguerite K. Downey	1999	155,000	—	—	2,375

Vice President, Information	1998	135,000	—	80,000	1,689

Systems	1997	8,693	10,000	—	—

(1)	Bonuses for 1999 include (i) $94,678 paid to Mr. Prosser in the form of a service bonus, and (ii) guaranteed bonuses of $100,000 paid to Mr. Chan and $20,000 paid to each of Mr. Rotondi and Ms. Downey.

Bonuses for 1998 include $25,000 paid to Mr. Chan as a sign-on incentive.

Bonuses for 1997 include (i) $4,575 paid to Mr. Prosser under bonus programs under which all employees are eligible to participate and (ii) a $10,000 sign-on incentive paid to Ms. Downey.

(2)	All other compensation for 1999 includes, (ii) additional moving costs of $50,250 paid on behalf of Mr. Lehmann and (iii) matching 401(k) contributions of $2,400 for each of Mr. Lehmann, Mr. Chan, Mr. Rotondi, and Ms. Moore and $2,375 for Ms. Downey.

All other compensation for 1998 includes moving costs of $76,710 and $3,258 paid to Mr. Lehmann and Mr. Chan, respectively, consulting fees of $56,000 paid to Mr. Lehmann for his work prior to his employment with the Company and matching 401(k) contributions of $2,400, $1,576, $250 and $1,689 for Mr. Lehmann, Mr. Chan, Mr. Rotondi and Ms. Downey, respectively.

          All other compensation for 1997 includes ESOP contributions of $4,500 for Mr. Prosser.

Stock Options

      The following table summarizes option grants under the Company’s 1994 Stock Plan made during the fiscal year ended December 31, 1999 to the Named Executive Officers:

Option Grants in 1999

Potential Realizable Value
	Individual Grants				at Assumed Annual Rates of
Stock Price Appreciation
		% of Total			for Option Term (1)
	Options	Options	Exercise	Expiration
Name	Granted	Granted	Price	Date	5%	10%

David C. Prosser	—	—	$—	—	$—	$—

Carl B. Lehmann	100,000	41.1%	4.500	4/21/2009	283,003	717,184

Tim C. Chan	—	—	—	—	—	—

Anthony J. Rotondi	—	—	—	—	—	—

Tanna L. Moore	—	—	—	—	—	—

Marguerite K. Downey	—	—	—	—	—	—

(1)	Potential realized values shown above represent the potential gains based upon annual compound price appreciation of 5% and 10% from the date of grant through the full option term. The actual value realized, if any, on stock option exercises will be dependent on overall market conditions and the future performance of the Company and its common stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.

      The following table summarizes option exercises during the fiscal year ended December 31, 1999 by the Named Executive Officers, and the value of their unexercised options at December 31, 1999:

Aggregated Option Exercises
and Option Values at December 31, 1999

						Value of Unexercised
				Number of Unexercised		In-the-Money Options
				Options at December 31, 1999		at December 31, 1999 (1)
	Shares
	Acquired on	Value		Exercisable	Unexercisable	Exercisable	Unexercisable
Name and Principal Position	Exercise (#)	Realized		Shares	Shares	Shares	Shares

David C. Prosser	—		—	4,150	6,000	$—	$—

Carl B. Lehmann	—		—	375,000	225,000	—	125,000

Tim C. Chan	—		—	40,000	160,000	—	—

Anthony J. Rotondi	—		—	33,333	66,667	45,833	91,667

Tanna L. Moore	—		—	33,333	66,667	25,000	50,000

Marguerite K. Downey	—		—	26,666	53,334	—	—

(1)	Value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at December 31, 1999 and the exercise price of the options. Fair market value was determined based on a per share price of $5.750, which is the closing price for the Company’s common stock on December 31, 1999, the last trading day in the Company’s fiscal year.

Compensation of Directors

      Non-employee directors received $1,000 for each board meeting attended in 1999 and $500 for each committee meeting in 1999. Non-employee directors received $1,000 for each board meeting attended in 1998. Additionally, Mr. Rothschild received $16,000 and Messrs. Hegman and Hubers each received $12,000 as payment for services on a Special Committee of the Board. In January 1995, non-employee directors, Messrs. Hegman and Rothschild, were each granted an option to purchase 7,500 shares of Common Stock under the 1994 Stock Plan, exercisable at a price equal to the public offering price in the Company’s initial public offering, vesting in equal increments over a period of five years and expiring in January 2005. Additionally, in July 1998, non-employee directors, Messrs. Hegman, Hubers and Rothschild, were each granted options to purchase 10,000 shares of Common Stock under the 1994 Stock Plan, exercisable at $7.625, the closing price on the date of grant, vesting in equal increments over a period of three years and expiring in July 2008. Directors who are employees of the Company receive no additional compensation for serving as directors. Under the Board of Directors’ current composition, only Messrs. Hegman, Hubers, Prosser and Rothschild are entitled to receive compensation for serving on the Board of Directors.

      Employment Agreements

      The Company entered into a three-year Employment Agreement (the “Agreement”) with Mr. Lehmann in November 1997. Under the Agreement, Mr. Lehmann agreed to serve as President and Chief Executive Officer beginning January 15, 1998 for a base salary of $400,000, subject to review annually for increase by the Company’s Board of Directors. In addition to base salary, Mr. Lehmann is eligible for bonuses, receives fringe benefits including a $1,000,000 term life insurance policy and an additional payment sufficient to reimburse him for a long-term disability policy paying monthly benefits of $5,000. The Company also provides Mr. Lehmann with health, dental, life and disability insurance consistent with that provided other officers. Under this agreement, RTW agreed to indemnify Mr. Lehmann with respect to his actions on behalf of and while in the course of employment with RTW. In the event of termination without cause or resignation for good reason, RTW is obligated to continue to pay his then-current base salary and bonuses for the remaining term of the agreement or twelve months, whichever is greater.

      In April 2000, Mr. Lehmann was elected Chairman of the Board of the Company and agreed to assist the Company in the search for his successor as President and Chief Executive Officer when his contract expires in January 2001. Mr. Lehmann will continue to serve as a director and will provide the Company with consulting services for one year following the expiration of his employment as President and Chief Executive Officer. The Company will pay Mr. Lehmann a bonus of $200,000 upon completion of his contract term in January 2001, which will be increased to $300,000 if the Company has hired a new Chief Executive Officer by January 14, 2001. In addition, Mr. Lehmann is eligible to earn an annual bonus of up to $600,000 for exceeding Company targets for profitability as well as executing a growth strategy for the remainder of 2000.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table includes information as of April 20, 2000 concerning the beneficial ownership of common stock of the Company by (i) the only shareholders known to the Company to hold more than five percent of the common stock of the Company, (ii) each of the directors of the Company, (iii) each Named Executive Officer listed in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, all beneficial owners have sole voting and investment power over the shares held.

			Acquirable
	Common		within	Shares held		Percentage
Name	Stock		60 days (1)	by ESOP(2)	Total	Owned

Resource Trust Company 900 Second Avenue South, Suite 300

Bloomington, MN 55402	1,470,518	(3)	—	—	1,470,518	13.5%

The Kaufmann Fund, Inc.

140 East 45th Street, 43rd Floor New York, NY 10017	1,170,100	(4)	—	—	1,170,100	10.7%

David C. Prosser 8500 Normandale Lake Boulevard Suite 1400

Bloomington, MN 55437	1,053,539	(5)	4,150	6,419	1,064,108	9.8%

John W. Prosser 6358 Oxbow Bend Chanhassen, MN 55317	866,500	(6)	—	—	866,500	8.0%

Polly J. Wolner 1560 East Orchard Beach Lane Rice Lake, WI 54868	747,050	(7)	—	—	747,050	6.9%

Woodland Partners LLC

60 South Sixth Street, Suite 3750

Minneapolis, MN 55402	621,950	(8)	—	—	621,950	5.7%

Thomas C. Prosser 10131 Phaeton Drive Eden Prairie, MN 55347	612,077	(9)	—	—	612,077	5.6%

Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	576,000	(10)	—	—	576,000	5.6%

Wasatch Advisors, Inc.

150 Social Hall Avenue, Suite 400

Salt Lake City, UT 84111	550,029	(11)	—	—	550,029	5.0%

Carl B. Lehmann	38,379		389,285	99	427,763	3.8%

Steven M. Rothschild	52,500		10,833	—	63,333	*

Mark E. Hegman	26,500		10,833	—	37,333	*

Tanna L. Moore	1,000		33,333	49	34,382	*

Marguerite K. Downey	—		33,332	90	33,422	*

Anthony J. Rotondi	—		33,333	49	33,382	*

David R. Hubers	—		3,333	—	3,333	*

Tim C. Chan	2,000		—	49	2,049	*

All Executive Officers and

Directors as a Group (11 persons)	1,186,370	(5)	527,914	122,696	1,836,980	16.1%

*	Indicates ownership of less than one percent.

(1)	Includes shares that may be acquired pursuant to options that are or will become exercisable within 60 days of April 20, 2000.

(2)	Includes 122,696 shares held by the RTW, Inc. KSOP Plan for which certain executive officers act as trustees. The trustees disclaim any beneficial ownership.

(3)	Based on a Schedule 13G dated February 10, 2000 filed with the Securities and Exchange Commission.

(4)	Based on a Schedule 13F dated April 13, 2000 filed with the Securities and Exchange Commission.

(5)	Includes 51,940 shares owned by the David C. and Margaret F. Prosser Foundation of which Mr. Prosser is President and for which he serves as trustee.

(6)	Includes (i) 247,367 shares held by the John W. Prosser Irrevocable Trust, (ii) 63,450 shares owned by Polly Jane Wolner Children’s Trust and (iii) 11,550 shares owned by Polly J. Wolner 1994 Irrevocable Trust for which John W. Prosser acts as trustee. John W. Prosser and Ms. Wolner disclaim any beneficial ownership for shares held by these trusts.

(7)	Includes (i) 247,050 shares held by the Polly J. Wolner Irrevocable Trust, (ii) 63,450 shares owned by Polly Jane Wolner Children’s Trust and (iii) 11,550 shares owned by Polly J. Wolner 1994 Irrevocable Trust for which John W. Prosser acts as trustee. Ms. Wolner and John W. Prosser disclaim any beneficial ownership for shares held by these trusts.

(8)	Based on a Schedule 13G dated January 20, 2000 filed with the Securities and Exchange Commission.

(9)	Includes (i) 247,367 shares held by the Thomas C. Prosser Irrevocable Trust, (ii) 22,228 shares held in trust for Thomas C. Prosser’s four children, and (iii) 10,000 shares held by the Urban Tree Research Foundation for which Thomas C. Prosser serves as President. Thomas C. Prosser disclaims any beneficial ownership for shares held by these trusts.

(10)	Based on a Schedule 13F as of September 30, 1999 filed with the Securities and Exchange Commission and 28,000 shares purchased by the fund subsequent to the filing.

(11)	Based on a Schedule 13F dated February 14, 2000 filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

March 2000 Repurchase of Shares

      On November 2, 1999, the Company announced that a group consisting of David C. Prosser, Chairman, members of his family, and another of the Company’s directors, J. Alexander Fjelstad, retained an investment banker to explore a sale of the group’s shares to new strategic investors. The group held approximately 6,383,000 shares, representing 52% of all outstanding shares. In conjunction with the process, the Company’s Board of Directors appointed a Special Committee of independent directors to evaluate any proposed transaction.

      On February 2, 2000, the Company entered into an agreement with participating members of the group (together, the “Prosser Selling Group”). Under the agreement, the Company agreed to repurchase from individual members of the Prosser Selling Group shares totaling approximately $7.7 million. On March 28, 2000, the Company repurchased 1,418,570 shares (457,518 were purchased from Mr. Prosser and 203,041 were repurchased from Mr. Fjelstad) at $5.19 per share. At the closing, each member of the Prosser Selling Group signed a two-year Standstill and Voting Agreement under which each agreed, among other things, not to acquire additional shares of RTW and not to initiate or support certain actions designed to effect fundamental changes in RTW policy or structure. In addition, David C. Prosser retired, resigned as Chairman and was paid $225,000 as a termination benefit in conjunction with the closing. He is expected to remain as a member of the Company’s Board of Directors. In addition, Mr. Fjelstad agreed not to seek re-election as a director and resigned as a director in April 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, INC.

Date: April 28, 2000	By /s/ Carl B. Lehmann
Carl B. Lehmann President, Chief Executive Officer and Director (Principal Executive Officer)