Form 10-Q
period 2000-03-31
RTW INC /MN/
filed 2000-05-12
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________ .

Commission file number 0-25508

RTW, INC.
 (Exact name of registrant as specified in its charter)

Minnesota	41-1440870

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8500 Normandale Lake Boulevard, Suite 1400
Bloomington, MN 55437
 (Address of principal executive offices and zip code)

(952)-893-0403
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

Yes __ X__      No _____

At April 30, 2000, approximately 10,933,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

		Page

Item 1.	Consolidated Financial Statements and Notes (Unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

PART II — OTHER INFORMATION

PART I — FINANCIAL INFORMATION

Item 1:   CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
 (In thousands, except share data)

	March 31,	December 31,
	2000	1999

ASSETS	(Unaudited )

Investments at fair value, amortized cost of $105,375 and $112,334	$101,198	$108,064

Cash and cash equivalents	4,218	302

Accrued investment income	1,453	1,475

Premiums receivable, less allowance of $546 and $519	10,033	9,435

Reinsurance recoverables:

On unpaid claim and claim settlement expenses	44,064	41,179

On paid claim and claim settlement expenses	2,612	2,323

Deferred policy acquisition costs	1,594	1,487

Furniture and equipment, net	3,816	3,881

Other assets	8,305	8,365

Total assets	$177,293	$176,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$97,655	$99,831

Unearned premiums	15,254	12,766

Accrued expenses and other liabilities	6,855	8,349

Note payable	8,000	—

Total liabilities	127,764	120,946

Shareholders’ equity:

Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,894,000 shares at March 31, 2000 and 12,312,000 shares at December 31, 1999	23,114	30,808

Retained earnings	29,172	27,575

Accumulated other comprehensive loss	(2,757)	(2,818)

Total shareholders’ equity	49,529	55,565

Total liabilities and shareholders’ equity	$177,293	$176,511

      See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
 (Unaudited; in thousands, except share and per share data)

	For the Three Months
	Ended March 31,

	2000	1999

Revenues:

Gross premiums earned	$23,135	$21,314

Premiums ceded	(4,478)	(4,160)

Premiums earned	18,657	17,154

Investment income	1,527	1,686

Net realized investment (losses) gains	(26)	37

Total revenues	20,158	18,877

Expenses:

Claim and claim settlement expenses	11,414	10,804

Policy acquisition costs	3,629	3,486

General and administrative expenses	2,928	2,987

Total expenses	17,971	17,277

Income from operations	2,187	1,600

Interest expense	86	69

Income before income taxes	2,101	1,531

Income tax expense	504	298

Net income	$1,597	$1,233

Net income per share:

Basic income per share	$0.13	$0.10

Diluted income per share	$0.13	$0.10

Weighted average shares outstanding:

Basic shares outstanding	12,265,000	12,232,000

Diluted shares outstanding	12,305,000	12,336,000

      See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
 (Unaudited, in thousands)

	For the Three Months
	Ended March 31,

	2000	1999

Cash flows from operating activities:

Net income	$1,597	$1,233

Adjustments to reconcile net income to net cash used in operating activities:

Net realized investment losses (gains)	26	(37)

Depreciation and amortization	343	317

Deferred income taxes	(685)	(174)

Changes in assets and liabilities:

Amounts due from reinsurers	(3,174)	(5,333)

Unpaid claim and claim settlement expenses	(2,176)	289

Unearned premiums, net of premiums receivable	1,890	295

Other, net	(866)	(2,359)

Net cash used in operating activities	(3,045)	(5,769)

Cash flows from investing activities:

Proceeds from sales of securities	6,901	7,619

Proceeds from maturities of securities	—	500

Purchases of securities	—	(2,095)

Purchases of furniture and equipment	(246)	(210)

Net cash provided by investing activities	6,655	5,814

Cash flows from financing activities:

Proceeds from note payable	8,000	—

Retirement of common stock	(7,694)	—

Proceeds from stock options exercised	—	1,252

Net cash provided by financing activities	306	1,252

Net increase in cash and cash equivalents	3,916	1,297

Cash and cash equivalents at beginning of year	302	700

Cash and cash equivalents at end of period	$4,218	$1,997

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for:

Interest	$42	$59

Income taxes	$(387)	$(443)

      See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
 (Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 1999 Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial information included herein, other than the consolidated balance sheet at December 31, 1999, has been prepared by us without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 1999 from the audited consolidated financial statements for the year ended December 31, 1999, but this report does not include all the disclosures contained therein.

      The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in our opinion, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 1999 Report on Form 10-K.

NOTE B — SHARE REPURCHASE AND NOTE PAYABLE

On March 28, 2000 we repurchased 1,418,570 shares from a group consisting of David C. Prosser, RTW’s founder and a director, certain members of his family, and J. Alexander Fjelstad, a former director and former executive of RTW (together, the “Prosser Selling Group”). We paid $5.19 per share, as well as legal and other costs, totaling approximately $7.7 million to repurchase the shares. After completing the transaction, the combined ownership of Mr. Prosser, members of his family and Mr. Fjelstad was reduced from approximately 52% to 45%. After the transaction, we had approximately 10,894,000 shares outstanding.

      In connection with the repurchase, Mr. Prosser retired from the Company, resigned as Chairman and was paid $225,000 as a termination benefit. He is expected to remain as a member of our Board of Directors. Additionally, at closing, each member of the Prosser Selling Group entered into a two year standstill and voting agreement under which each agreed, among other things, not to acquire additional securities of RTW and not to initiate or support certain initiatives designed to effect fundamental changes in RTW policy or structure.

      We borrowed $8.0 million under a term loan agreement to fund the repurchase and simultaneously entered into a $2.0 million revolving credit facility to be used for general corporate purposes. The term loan accrues interest, payable quarterly, at an adjusted LIBOR rate (8.58% at March 31, 2000) and requires principal payments over five years as follows (000’s):

December 31, 2000	$1,000

2001	1,500

2002	1,500

2003	2,000

2004	2,000

      The revolving credit facility accrues interest, payable quarterly, at an adjusted LIBOR rate and will mature in March 2001. The revolving credit facility is renewable annually at the discretion of the bank. No funds were outstanding under the revolving credit facility at March 31, 2000.

      The term loan and credit facility are collateralized by the stock of ACIC and are subject to restrictive financial covenants that require maintaining minimum financial ratios, including (i) debt coverage, (ii) net worth, (iii) statutory surplus, (iv) net earnings, (v) risk based capital, (vii) A.M. Best Rating, and (viii) investment grade ratios. The agreement also restricts dividends, purchases, redemptions or retirements of common stock.

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

      We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers’ compensation management services solely to employers insured through our insurance subsidiary. During the first quarter of 2000 and 1999, we operated in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, New Hampshire and Rhode Island.

Financial Summary

      This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at March 31, 2000 and December 31, 1999 and the three-month periods ended March 31, 2000 and 1999.

The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended
	March 31,

	2000	1999

Gross premiums earned	$23,135	$21,314

Total revenues	20,158	18,877

Claim and claim settlement expenses	11,414	10,804

Net income	1,597	1,233

Diluted income per share	0.13	0.10

      RTW reported gross premiums earned of $23.1 million in the first quarter of 2000 compared to $21.3 million in the first quarter of 1999. Total revenues for the first quarter of 2000 were $20.2 million compared to $18.9 million for the first quarter of 1999. Total revenues for the three months ended March 31, 2000 and 1999 were reduced by premiums ceded under reinsurance agreements.

      We reported net income of $1.6 million in the first quarter of 2000 compared to net income of $1.2 million in the first quarter of 1999 and basic and diluted net income per share of $0.13 in the first quarter of 2000 versus basic and diluted net income per share of $0.10 for the same period in 1999 due primarily to the following factors:

•	Our gross premiums earned increased 8.5% to $23.1 million in the first quarter of 2000 from $21.3 million in the first quarter of 1999 and total revenues increased 6.8% to $20.2 million in the first quarter of 2000 from $18.9 million in the first quarter of 1999 due primarily to a 10.5% increase in premiums in force to $90.5 million in the first quarter of 2000 from $81.9 million in the first quarter of 1999;

•	Claim and claim settlement expenses decreased to 61.2% of premiums earned for the first quarter of 2000 from 63.0% for the first quarter of 1999 due to the following:

•	We increased renewal premium rates an average of 7% in the first quarter of 2000 compared to the first quarter of 1999, reversing a trend of continued rate declines in prior years;

•	We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at more favorable rates at policy expiration. For the three months ended March 31, 2000, we successfully priced up or non-renewed 79% of expiring premium exhibiting poor loss characteristics, resulting in $6.1 million of premiums renewed at higher prices as well as $4.0 million in premiums that were not renewed. As a result of this focus in the first quarter of 2000, as well as in 1999, we are experiencing a decrease in claim frequency in 2000; and

•	We recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $5.0 million resulting in a corresponding reduction in claim and claim settlement expenses in the first quarter of 2000. This amount decreased from $5.2 million recorded in the first quarter of 1999.

      We expect that premiums in force will continue to grow moderately for the remainder of 2000 and that we will continue to increase premium rates in our markets. We will continue to focus on improving profitability in all of our offices by (i) aggressively managing and closing claims, (ii) improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

      In the following pages, we take a look at the operating results for the three month periods ended March 31, 2000 and 1999 for items in our Consolidated Statements of Income and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include gross premiums earned, premiums ceded, investment income and realized investment gains and losses.

The following tables summarize the components of revenues and premiums in force (000’s):

	Three months ended
	March 31,

	2000	1999

Gross premiums earned	$23,135	$21,314

Premiums ceded	(4,478)	(4,160)

Premiums earned	18,657	17,154

Investment income	1,527	1,686

Net realized investment (losses) gains	(26)	37

Total revenues	$20,158	$18,877

	2000	1999

Premiums in force, by regional office location, at quarter-end:

Minnesota	$33,000	$33,500

Colorado	14,100	11,100

Missouri	15,300	15,500

Michigan	13,600	10,900

Massachusetts	14,500	10,900

Total premiums in force at quarter-end:	$90,500	$81,900

Gross Premiums Earned: Premiums on workers’ compensation insurance policies are our largest source of revenue. Premiums earned are the gross premiums earned by us on in force workers’ compensation policies, net of the effects of ceded premiums under reinsurance agreements.

      The premium we charge a policyholder is a function of its payroll, industry and prior workers’ compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis matching billing to the policyholder and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit policyholder payrolls for the policy period and adjust the estimated payroll to its actual value. The result is a “final audit” adjustment recorded to premiums earned when the adjustment becomes known.

      Our premiums in force grew 10.5% to $90.5 million at March 31, 2000 from $81.9 million at March 31, 1999 due primarily to $9.3 million in growth in our Colorado, Michigan and Massachusetts markets offset by a $700,000 decrease in premiums in force in our other markets including Minnesota which decreased $500,000 and Missouri which decreased $200,000. We continue to aggressively target policies that do not meet our underwriting profit margin standards for non-renewal or re-underwriting at more favorable rates at policy expiration. For the three months ended March 31, 2000, we successfully priced up or non-renewed 79% of expiring premium exhibiting poor loss characteristics. Our aggressive re-underwriting resulted in $6.1 million of premiums renewed at higher prices as well as $4.0 million in premiums that were not renewed. We will continue to review business at policy expiration through the remainder of 2000 and non-renew, or re-underwrite at more favorable rates, any business not meeting our underwriting profit margin standards.

      Our gross premiums earned increased 8.5% to $23.1 million in the first quarter of 2000 from $21.3 million in the first quarter of 1999 due primarily to the 10.5% increase in premiums in force in the first quarter of 2000. This increase was partially offset by a decrease in final audit adjustments recognized to $661,000 for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

      We experienced a decline in premium rates that we charged policyholders for several years through the fourth quarter of 1999 due to the following:

•	Many state legislatures where we provide coverage reduced benefits paid to injured employees, resulting in lower loss costs of workers’ compensation insurance and decreased corresponding premiums paid by the policyholder;

•	As the loss cost structure of workers’ compensation declined, more insurance companies entered or re-entered the workers’ compensation insurance market, resulting in increased competition; and

•	We experienced reduced pricing on renewal policies due, in part, to our success in lowering our policyholders’ loss experience, which then improves their claims history, lowering the premium that they have to pay for insurance. The improvement that we provide our customers also makes them more desirable to our competition, thus increasing price competition on these accounts.

      Premium rates on renewal policies stabilized in the latter half of 1999 and we realized only slight pricing decreases. In the first quarter of 2000, we were able to increase premium rates on renewing policies an average of 7%. Our ability to increase rates in our markets is due to the following:

•	Many workers’ compensation insurers have withdrawn from the markets in which we write premiums due to the historical declines in premium rates in those markets;

•	Reinsurance rates for workers’ compensation insurers have increased due to settlements related to Unicover reinsurance treaties, resulting in increased costs for workers’ compensation insurers; and

•	A number of workers’ compensation insurers financial ratings have decreased due to reserve adjustments recorded in 1999 and the first quarter of 2000.

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

      Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction to gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). Our selected retention levels in Minnesota are $310,000 for 2000 and $290,000 in 1999 per occurrence. In other states, we decreased our per-incident exposure to $300,000 in 2000 and 1999 from $500,000 in 1998 and prior years. We purchased this coverage from one insurer in 2000 and 1999. Additionally, for claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $100,000 of the deferred gain as a reduction of claim and claim settlement expenses in the first quarter of 2000 compared to amortizing $185,000 in the first quarter of 1999. The remaining unamortized deferred gain totaled $1.1 million at March 31, 2000. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer.

      The following table summarizes the components of premiums ceded (000’s):

	Three months ended
	March 31,

	2000	1999

Premiums ceded to:

WCRA excess of loss policy (Minnesota)	$(732)	$(682)

Non-WCRA excess of loss policies	(3,746)	(3,478)

Premiums ceded	$(4,478)	$(4,160)

      Premiums ceded to reinsurers were a cost of $4.5 million in the first quarter of 2000 compared to a cost of $4.2 million in the first quarter of 1999. As a percent of gross premiums earned, premiums ceded decreased slightly to 19.4% for the first quarter of 2000 from 19.5% for the first quarter of 1999. This decrease in premiums ceded resulted from increased premiums in force in our non-Minnesota states where our excess of loss premiums are less expensive.

Premiums Earned Outlook: The outlook for gross premiums earned and premiums ceded for the remainder of 2000 includes the following factors:

•	We expect that renewal premium rates will continue to increase for the remainder of 2000 compared with 1999. The ultimate increase is unknown at this time;

•	We expect that renewal policies targeted for non-renewal or re-underwriting during 2000 will put downward pressure on premiums in force in our Minnesota, Missouri and Massachusetts markets; however, we expect continued moderate growth in premiums in force and gross earned premiums in all our markets for the remainder of the year as a result of (i) premium rate increases and (ii) increased submissions resulting in new business; and

•	We expect that premiums ceded for the remainder of 2000 will remain consistent with the results attained for the quarter ended March 31, 2000. Premiums ceded may decrease slightly in future quarters of 2000 as a percent of gross premiums earned as the non-Minnesota markets, where we pay smaller reinsurance premiums, continue to grow relative to Minnesota.

Investment Income and Net Realized Investment (Losses) Gains: Our investment income includes earnings on our investment portfolio. Our net realized investment (losses) gains, displayed separately on our Consolidated Statement of Income, include gains and losses from sales of securities. We currently invest entirely in U.S. domiciled investment grade taxable and tax-exempt fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

      Investment income decreased to $1.5 million in the first quarter of 2000 from $1.7 million in the first quarter of 1999. The decrease in investment income is due primarily to the decrease in funds available for investment. Funds available for investment decreased to $101.2 million at March 31, 2000 from $119.7 million at March 31, 1999, due to decreased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the payment of premiums ceded and the recovery of paid claim and claim settlement expenses under our reinsurance programs, (ii) the receipt of premiums and the payment of claim and claim settlement expenses, and (iii) net cash provided by investment income. Additionally, tax-exempt municipal securities, which earn lower pre-tax rates than taxable securities but are comparable on a tax-adjusted basis, grew as a percentage of our portfolio. Tax-adjusted investment yields decreased slightly to 6.6% for the three months ended March 31, 2000 from 6.7% for the three months ended March 31, 1999. The investment yields realized in future periods will be affected by yields attained on new investments.

      Net realized investment losses were $26,000 for the first quarter of 2000 compared to net realized investment gains of $37,000 in the first quarter of 1999.

Investment Income and Net Realized Investment (Losses) Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that the yield from our investment portfolio for the remainder of 2000 will be affected by the following:

•	Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses offset by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows have decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments;

•	Our recognition of realized gains and losses will depend on the repositioning of the portfolio, if any, that occurs in 2000 as we continue manage our portfolio returns; and

•	We will continue to include fixed maturity tax-exempt securities in our investment portfolio to increase after-tax yields. The mix of taxable and tax-exempt securities in our portfolio may change over time to accommodate our tax situation. Fixed maturity, tax-exempt securities may have the effect of reducing investment income recognized and decrease pre-tax investment yields but are expected to contribute more to after-tax net income as a result of the favorable treatment tax-exempt municipal income receives for federal income tax purposes.

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

      Claim and claim settlement expenses increased to $11.4 million in the first quarter of 2000 from $10.8 million in the first quarter of 1999 but decreased as a percent of premiums earned to 61.2% for the first quarter of 2000 from 63.0% for the first quarter of 1999. These changes are due to the following:

•	Historically, reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, put upward pressure on claim and claim settlement expenses as a percentage of premiums earned; however, in the first quarter of 2000, we experienced an average rate increase of 7% on our renewing premium resulting in a decrease in claim and claim settlement expenses as a percentage of premiums earned;

•	We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at more favorable rates at policy expiration. For the three months ended March 31, 2000, we successfully priced up or non-renewed 79% of expiring premium exhibiting poor loss characteristics, resulting in $6.1 million of premiums renewed at higher prices as well as $4.0 million in premiums that were not renewed. As a result of this focus in the first quarter of 2000, as well as in 1999, we are experiencing a decrease in claim frequency in 2000. We will continue to review business at policy expiration through the remainder of 2000 and non-renew or re-underwrite at more favorable rates any business not meeting our standards;

•	We recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $5.0 million resulting in a corresponding reduction in claim and claim settlement expenses in the first quarter of 2000. This amount decreased from $5.2 million recorded in the first quarter of 1999; and

•	Claim costs continued to receive continued upward pressure in accident year 2000 as compared to accident year 1999 due to increasing medical and indemnity costs resulting from inflationary changes. This has been offset somewhat by the effects of provider agreements that we negotiated during 1998.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Continued favorable effects of ceding paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements resulting in a reduction of claim and claim settlement expenses;.

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims at March 31, 2000, may benefit future periods.

The ultimate result of the above factors on claim and claim settlement expenses as a percent of premiums earned for the remainder of 2000 is unknown at this time.

Policy Acquisition Costs. Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, offset by ceding commissions received from our reinsurers.

The following table summarizes policy acquisition costs (000’s):

	Three months ended
	March 31,

	2000	1999

Commission expense	$1,762	$1,757

Premium tax expense	460	422

Other policy acquisition costs	1,407	1,307

Direct policy acquisition costs	$3,629	$3,486

      Policy acquisition costs increased to $3.6 million in the first quarter of 2000 from $3.5 million in the first quarter of 1999. As a percent of gross premiums earned, policy acquisition costs decreased to 15.7% in the first quarter of 2000 from 16.4% in the first quarter of 1999. These changes reflect the following:

•	Commission expense decreased to 7.6% of gross premiums earned in the first quarter of 2000 from 8.2% in the first quarter of 1999. We have focused on reducing commission rates in our newer markets, primarily through paying lower commissions on renewal business. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates continued through early-1999, but have been reduced in the current year. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense remained consistent at 2.0% of gross premiums earned for the first quarter of 2000 and 1999; and

•	Other policy acquisition costs remained at 6.1% of gross premiums earned in the first quarter of 2000 and 1999.

Policy Acquisition Cost Outlook: We expect that policy acquisition costs as a percent of gross premiums earned will remain consistent as a percent of gross premiums earned during the remainder of 2000 due to the following:

•	We expect commission expense as a percent of gross premiums earned to remain consistent with the first quarter of 2000;

•	We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first three months of 2000; and

•	We expect that other policy acquisition costs will be consistent with the first three months of 2000 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

      General and administrative expenses decreased to $2.9 million in the first quarter of 2000 from $3.0 million in the first quarter of 1999. As a percent of gross premiums earned, general and administrative expenses decreased to 12.7% in the first quarter of 2000 from 14.0% in the first quarter of 1999. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	We will continue to aggressively manage all general and administrative expenses for the remainder of 2000;

•	We have no plans to open additional state offices in 2000; and

•	We expect to realize additional operational efficiency during 2000 through enhancements to our internal processes and procedures, including changes to our internal proprietary computer systems.

Interest Expense: In March 2000, we entered into an $8.0 million term loan and a $2.0 million revolving credit facility with a bank in order to initiate the repurchase of shares from a group headed by our majority shareholder and former Chairman, David C. Prosser. These debt agreements are subject to interest, payable quarterly at an adjusted LIBOR rate (8.58% at March 31, 2000).

      We incurred interest charges on the $2.5 million outstanding Senior Notes in 1999. The Senior Notes were paid in full in December 1999. We paid interest at a rate of 9.50% on the outstanding balance on our Senior Notes during 1999.

      Interest expense increased to $86,000 in the first quarter of 2000 from $69,000 in the first quarter of 1999 due to the aforementioned transactions.

Interest Expense Outlook: Interest expense is expected to increase to $172,000 quarterly for the remainder of 2000 as a result of the new debt facilities. Total interest expense is expected to increase to $602,000 in 2000 from $266,000 in 1999 as a result of the changes in our credit structure.

Income Taxes: We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition of revenues, deferring recognition of expenses ultimately accelerating the payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves. Additionally, we benefit from the non-taxable aspect of our tax-exempt municipal securities.

      Income tax expense was $504,000 for the first quarter of 2000 compared to $298,000 for the first quarter of 1999. As a percent of income before income taxes, the income tax expense was 24.0% for the first quarter of 2000 compared to 19.5% for the first quarter of 1999. The income tax expense percent in 2000 and 1999 has been affected by (i) increased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (ii) the tax-benefit of tax-exempt municipal income.

Income Tax Outlook: Income tax expense will vary based on (i) the income from operations we recognize for the remainder of 2000, and will (ii) decrease as a percent of income before taxes relative to the statutory effective rate as we purchase additional tax-exempt municipal fixed investments for our investment portfolio or decrease as a percent of income before taxes relative to the statutory effective rate as we sell existing tax exempt municipal fixed investments. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at March 31, 2000 included tax-exempt municipal securities (57.3%), U.S. government securities (14.5%), corporate securities (11.3%), mortgage-backed securities (14.9%), and asset-backed securities (2.0%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

      Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments. Our investment portfolio decreased 15.5% or $18.5 million to $101.2 million at March 31, 2000, from $119.7 million at March 31, 1999, as a result of these factors.

      We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes in accumulated other comprehensive income. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carried at fair value, we expect to encounter larger adjustments in shareholders’ equity as market interest rates and other factors change. Prevailing market interest rates remained relatively flat since December 31, 1999 and the related unrealized loss on investments decreased slightly to $4.2 million in the first quarter of 2000 from $4.3 million at December 31, 1999.

Unpaid Claim and Claim Settlement Expenses

Our unpaid claim and claim settlement expenses represent established, undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through March 31, 2000. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

      Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for (i) reinsurance, (ii) claim and claim settlement expenses, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Term Loan or Revolving Credit Facility. We have historically generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments. Cash generated is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements, tax-exempt municipal securities and corporate securities all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

      Cash used in operating activities for the three months ended March 31, 2000 was $3.0 million. This is primarily a result of an increase of $3.2 million in amounts due from reinsurers, a decrease of $2.2 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, a decrease of $1.5 million in accrued liabilities and an increase in our deferred income tax asset of $685,000, offset by our net income of $1.6 million, an increase in depreciation expense of $343,000 and an increase of $1.9 million in unearned premiums, net of premiums receivable. Net cash provided by investing activities was $6.7 million due to $6.9 million in proceeds from sales of securities offset by $246,000 in purchases of fixed assets. Net cash provided by financing activities was $302,000 due to $8.0 million in proceeds from a term note payable offset by $7.7 million paid to repurchase common stock from a group led by our majority shareholder.

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

      On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. We will repurchase the shares on the open market or through private transactions depending upon market conditions and availability. Through March 31, 1999 we had repurchased 19,500 shares for approximately $87,000. No shares were repurchased in 1999 or the first quarter of 2000. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

      We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, stock repurchases and debt service on our outstanding term note, including principal repayments of $1.0 million due in December 2000, and capital expenditures for the next 12 months.

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

      An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $5.1 million.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At March 31, 2000, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina and Texas.

      In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices, and it is uncertain when, or if, the state of Minnesota will require adoption of Codification for preparing statutory financial statements. We have not quantified the effect Codification may have on our statutory financial statements.

Forward Looking Statements

Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) general economic and business conditions; (ii) interest rate changes; (iii) competition and the regulatory environment in which we operate; (iv) claims frequency; (v) claims severity; (vi) our ability to manage both our existing claims and new claims in an effective manner; (vii) the number of new and renewal policy applications submitted by our agents; (viii) other factors as noted in our filings with the SEC. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our future performance.

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

RTW, Inc.

Dated: May 10, 2000	By:	/s/ Carl B. Lehmann

Carl B. Lehmann

Chairman of the Board, President and Chief Executive Officer

(Principal Executive Officer)

Dated: May 10, 2000	By:	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy

Secretary, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net Income Per Share	22

27	Financial Statement Schedule	23