Form 10-Q
period 2000-09-30
RTW INC /MN/
filed 2000-11-13
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to ___________________.

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

Yes	No

At October 31, 2000, approximately 10,293,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

(In thousands, except share data)

	September 30,	December 31,
	2000	1999

ASSETS	(Unaudited)

Investments at fair value, amortized cost of $97,464 and $112,334	$95,596	$108,064

Cash and cash equivalents	3,857	302

Accrued investment income	1,377	1,475

Premiums receivable, less allowance of $457 and $519	10,580	9,435

Reinsurance recoverables:

On unpaid claim and claim settlement expenses	51,102	41,179

On paid claim and claim settlement expenses	2,039	2,323

Deferred policy acquisition costs	1,632	1,487

Furniture and equipment, net	3,499	3,881

Other assets	7,458	8,365

Total assets	$177,140	$176,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$95,892	$99,831

Unearned premiums	15,198	12,766

Accrued expenses and other liabilities	5,776	8,349

Note payable	8,000	—

Total liabilities	124,866	120,946

Shareholders’ equity:

Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,293,000 shares at September 30, 2000 and 12,312,000 shares at December 31, 1999	20,665	30,808

Retained earnings	32,842	27,575

Accumulated other comprehensive loss	(1,233)	(2,818)

Total shareholders’ equity	52,274	55,565

Total liabilities and shareholders’ equity	$177,140	$176,511

      See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2000	1999	2000	1999

Revenues:

Gross premiums earned	$22,563	$22,254	$70,920	$65,366

Premiums ceded	(4,309)	(4,682)	(13,197)	(13,451)

Premiums earned	18,254	17,572	57,723	51,915

Investment income	1,413	1,588	4,394	4,914

Net realized investment (losses) gains	(45)	(18)	(607)	84

Total revenues	19,622	19,142	61,510	56,913

Expenses:

Claim and claim settlement expenses	11,446	11,082	35,446	32,334

Policy acquisition costs	2,911	3,016	10,185	10,025

General and administrative expenses	2,490	2,879	8,345	8,797

Total expenses	16,847	16,977	53,976	51,156

Income from operations	2,775	2,165	7,534	5,757

Interest expense	201	69	475	207

Income before income taxes	2,574	2,096	7,059	5,550

Income tax expense	695	485	1,792	1,219

Net income	$1,879	$1,611	$5,267	$4,331

Net income per share:

Basic income per share	$0.18	$0.13	$0.48	$0.35

Diluted income per share	$0.18	$0.13	$0.48	$0.35

Weighted average shares outstanding:

Basic shares outstanding	10,293,000	12,312,000	11,042,000	12,284,000

Diluted shares outstanding	10,294,000	12,383,000	11,063,000	12,361,000

      See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,

	2000	1999

Cash flows from operating activities:

Net income	$5,267	$4,331

Adjustments to reconcile net income to net cash used in operating activities:

Net realized investment losses (gains)	607	(84)

Depreciation and amortization	1,004	978

Deferred income taxes	990	(1,884)

Changes in assets and liabilities:

Amounts due from reinsurers	(9,639)	(15,845)

Unpaid claim and claim settlement expenses	(3,939)	1,528

Unearned premiums, net of premiums receivable	1,287	(609)

Other, net	(3,520)	564

Net cash used in operating activities	(7,943)	(11,021)

Cash flows from investing activities:

Proceeds from sales of securities	14,187	18,745

Proceeds from maturities of securities	—	1,915

Purchases of securities	—	(9,098)

Purchases of furniture and equipment	(546)	(518)

Net cash provided by investing activities	13,641	11,044

Cash flows from financing activities:

Retirement of common stock	(10,268)	—

Proceeds from issuance of note payable	8,000	—

Proceeds from issuance of common stock under ESPP	125	105

Proceeds from stock options exercised	—	1,252

Net cash (used in) provided by financing activities	(2,143)	1,357

Net increase in cash and cash equivalents	3,555	1,380

Cash and cash equivalents at beginning of year	302	700

Cash and cash equivalents at end of period	$3,857	$2,080

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for:

Interest	$261	$169

Income taxes	$399	$(1,808)

      See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 1999 Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial information included herein, other than the consolidated balance sheet at December 31, 1999, has been prepared by us without audit by independent certified public accountants. Such financial information contains the accounts of RTW, Inc. (RTW) and its wholly owned subsidiary, American Compensation Insurance Company (ACIC). We derived the consolidated balance sheet at December 31, 1999 from the audited consolidated financial statements for the year ended December 31, 1999, but this report does not include all the disclosures contained therein.

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

NOTE B – SHARE REPURCHASE AND NOTE PAYABLE

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

      We borrowed $8.0 million under a term loan agreement to fund the repurchase and simultaneously entered into a $2.0 million revolving credit facility to be used for general corporate purposes. The term loan accrues interest, payable quarterly, at an adjusted LIBOR rate (9.34% at September 30, 2000) and requires principal payments over five years as follows (000’s):

December 31, 2000	$1,000

2001	1,500

2002	1,500

2003	2,000

2004	2,000

      The revolving credit facility accrues interest, payable quarterly, at an adjusted LIBOR rate and will mature in March 2001. The revolving credit facility is renewable annually at the discretion of the bank. No funds were outstanding under the revolving credit facility at September 30, 2000.

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

      We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. We combine our management systems with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers’ compensation management services solely to employers insured through our insurance subsidiary. During the first nine months of 2000 and 1999, we operated in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, New Hampshire and Rhode Island.

Financial Summary,

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at September 30, 2000 and December 31, 1999 and the three and nine-month periods ended September 30, 2000 and 1999.

The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Gross premiums earned	$22,563	$22,254	$70,920	$65,366

Total revenues	19,622	19,142	61,510	56,913

Claim and claim settlement expenses	11,446	11,082	35,446	32,334

Net income	1,879	1,611	5,267	4,331

Diluted income per share	0.18	0.13	0.48	0.35

      RTW reported gross premiums earned of $22.6 million in the third quarter of 2000 compared to $22.3 million in the third quarter of 1999 and reported gross premiums earned of $70.9 million for the nine months ended September 30, 2000 compared to $65.4 million for the same period in 1999. Total revenues for the third quarter of 2000 were $19.6 million compared to $19.1 million for the third quarter of 1999 and total revenues for the nine months ended September 30, 2000 were $61.5 million compared to $56.9 million for the same period in 1999. Total revenues for the three and nine month periods ended September 30, 2000 and 1999 were reduced by premiums ceded under reinsurance agreements.

      We reported net income of $1.9 million in the third quarter of 2000 compared to net income of $1.6 million in the third quarter of 1999 and reported net income of $5.3 million for the nine months ended September 30, 2000 compared to net income of $4.3 million for the same period in 1999. Basic and diluted net income per share increased to $0.18 in the third quarter of 2000 and $0.48 for the nine months ended September 30, 2000 versus basic and diluted net income per share of $0.13 for the third quarter of 1999 and $0.35 for nine months ended September 30, 1999 due primarily to the following factors:

•	Our gross premiums earned increased 1.4% in the third quarter of 2000 from the third quarter of 1999 and total revenues increased 2.5% in the third quarter of 2000 from the third quarter of 1999 due primarily to a 3.7% increase in premiums in force to $88.9 million in the third quarter of 2000 from $85.7 million in the third quarter of 1999;

•	Claim and claim settlement expenses decreased slightly to 62.7% of premiums earned for the third quarter of 2000 from 63.1% for the third quarter of 1999 and decreased to 61.4% of premiums earned for the nine months ended September 30, 2000 from 62.3% for the same period in 1999 due to the following:

•	We increased renewal premium rates an average of 7.0% in the first quarter of 2000, 11.6% in the second quarter of 2000 and 16.0% in the third quarter of 2000 for a weighted average increase of 10.9% for the first nine months of 2000 compared to premium rates for the same periods in 1999, reversing a trend of continued rate declines in prior years;

•	We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration. For the nine months ended September 30, 2000, we successfully priced up or non-renewed 89% of expiring premium exhibiting poor loss characteristics, resulting in $13.9 million of premiums renewed at higher prices as well as $15.3 million in premiums that were not renewed. As a result of this focus in the first nine months of 2000, as well as in 1999, we are experiencing a decrease in claim frequency in 2000; and

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $5.0 million in the third quarter of 2000 and $15.7 million for the nine months ended September 30, 2000 resulting in a corresponding reduction in claim and claim settlement expenses. These amounts decreased from $5.5 million and $16.2 million recorded for the same periods in 1999.

      We expect that premiums in force will continue to grow moderately for the remainder of 2000 and we expect to continue to increase premium rates in our markets. We will continue to focus on improving profitability in all of our markets by (i) aggressively managing and closing claims, (ii) improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

      In the following pages, we review the operating results for the three and nine-month periods ended September 30, 2000 and 1999 for items in our Consolidated Statements of Income and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include gross premiums earned, premiums ceded, investment income and realized investment gains and losses.

The following tables summarize the components of revenues and premiums in force (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Gross premiums earned	$22,563	$22,254	$70,920	$65,366

Premiums ceded	(4,309)	(4,682)	(13,197)	(13,451)

Premiums earned	18,254	17,572	57,723	51,915

Investment income	1,413	1,588	4,394	4,914

Net realized investment (losses) gains	(45)	(18)	(607)	84

Total revenues	$19,622	$19,142	$61,510	$56,913

			2000	1999

Premiums in force, by regional office location, at quarter-end:

Minnesota			$31,300	$31,500
Colorado			14,700	12,500

Missouri			11,600	16,600

Michigan			16,200	11,200

Massachusetts			15,100	13,900

Total premiums in force at quarter-end:			$88,900	$85,700

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

      Our premiums in force grew 3.7% to $88.9 million at September 30, 2000 from $85.7 million at September 30, 1999 due primarily to $8.4 million in growth in our Colorado, Michigan and Massachusetts markets, offset by decreases in premiums in force of $5.0 million in Missouri and $200,000 in Minnesota. We continue to aggressively target policies that do not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration. For the nine months ended September 30, 2000, we successfully priced up or non-renewed 89% of expiring premium exhibiting poor loss characteristics. Our aggressive re-underwriting resulted in $13.9 million of premiums renewed at higher prices as well as $15.3 million in premiums that were not renewed. We will continue to review business at policy expiration through the remainder of 2000 and non-renew, or re-underwrite at more favorable rates, any business not meeting our underwriting profit margin standards.

      Our gross premiums earned increased 1.4% to $22.6 million in the third quarter of 2000 from $22.3 million in the third quarter of 1999 and gross premiums earned increased 8.5% to $70.9 million for the nine months ended September 30, 2000 compared to $65.4 million for the same period in 1999 due primarily to the 3.1% increase in premiums in force in the third quarter of 2000 compared to 1999. Final audit premiums decreased to $510,000 in the third quarter of 2000 compared to $1.0 million for the same period in 1999 and the increased to $3.9 million for the nine months ended September 30, 2000 compared to $3.3 million earned in the first nine months of 1999. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

      We experienced a decline in premium rates that we charged policyholders for several years through the fourth quarter of 1999 due to the following:

•	Many state legislatures where we provide coverage reduced benefits paid to injured employees, resulting in lower loss costs of workers’ compensation insurance and decreased corresponding premiums paid by the policyholder;

•	As the loss cost structure of workers’ compensation declined, more insurance companies entered or re-entered the workers’ compensation insurance market, resulting in increased competition; and

•	We experienced reduced pricing on renewal policies due, in part, to our success in lowering our policyholders’ loss experience, which then improves their claims history, thereby lowering the premium that they have to pay for insurance. The improvement that we provide our customers also makes them more desirable to our competition, thus increasing price competition on these accounts.

      Premium rates on renewal policies stabilized in the latter half of 1999 and we realized only slight pricing decreases. In the first nine months of 2000, we were able to increase premium rates on renewing policies an average of 10.9%. Our ability to increase rates in our markets is due to the following:

•	Many workers’ compensation insurers have withdrawn from the markets in which we write premiums due to the declines in premium rates in those markets discussed above;

•	Reinsurance rates for workers’ compensation insurers have increased due to settlements related to Unicover reinsurance treaties, resulting in increased costs for workers’ compensation insurers; and

•	A number of workers’ compensation insurers’ financial ratings have decreased due to reserve adjustments recorded in 1999 and the first nine months of 2000.

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

      Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction to gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). Our selected retention levels in Minnesota are $310,000 for 2000 and $290,000 in 1999 per occurrence. In other states, we decreased our per-incident exposure to $300,000 for both 2000 and 1999 from $500,000 in 1998 and prior years. We purchased this coverage from one insurer. Additionally, for claims occurring after September 30, 1998, we further limited our per-incident exposure by purchasing excess of loss coverage for losses from $25,000 to the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis, resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $100,000 of the deferred gain as a reduction of claim and claim settlement expenses in the third quarter of 2000 compared to amortizing $185,000 in the third quarter of 1999 and amortized $300,000 for the nine months ended September 30, 2000 compared to $555,000 amortized for the same period in 1999. The remaining unamortized deferred gain totaled $949,000 at September 30, 2000. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer.

The following table summarizes the components of premiums ceded (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Premiums ceded to:

WCRA excess of loss policy (Minnesota)	$(652)	$(985)	$(2,181)	$(2,701)

Non-WCRA excess of loss policies	(3,667)	(3,697)	(11,016)	(10,750)

Premiums ceded	$(4,309)	$(4,682)	$(13,197)	$(13,451)

      Premiums ceded to reinsurers were $4.3 million in the third quarter of 2000 compared to $4.7 million in the third quarter of 1999 and were $13.2 million for the nine months ended September 30, 2000 compared to $13.5 million for the same period in 1999. As a percent of gross premiums earned, premiums ceded decreased to 19.1% for the third quarter of 2000 from 21.0% for the third quarter of 1999 and decreased to 18.6% for the nine months ended September 30, 2000 from 20.6% for the same period in 1999. This decrease in premiums ceded resulted from increased premiums in force in our non-Minnesota states where our excess of loss premiums are less expensive.

Premiums Earned Outlook: The outlook for gross premiums earned and premiums ceded for the remainder of 2000 includes the following factors:

•	We expect that renewal premium rates will continue to increase for the remainder of 2000 compared with 1999. The ultimate increase is unknown at this time;

•	We expect that renewal policies targeted for non-renewal or re-underwriting during 2000 will put downward pressure on premiums in force in our Minnesota, Missouri and Massachusetts markets; however, we expect continued moderate growth in premiums in force and gross earned premiums in all our markets for the remainder of the year as a result of (i) premium rate increases and (ii) increased submissions resulting in new business; and

•	We expect that premiums ceded for the remainder of 2000 will remain consistent with the results attained for the quarter ended September 30, 2000. Premiums ceded may decrease slightly in future quarters of 2000 as a percent of gross premiums earned as the non-Minnesota markets, where we pay smaller reinsurance premiums, continue to grow relative to Minnesota.

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

      Investment income decreased to $1.4 million in the third quarter of 2000 from $1.6 million in the third quarter of 1999 and decreased to $4.4 million for the nine months ended September 30, 2000 from $4.9 million for the same period in 1999. The decrease in investment income is due primarily to the decrease in funds available for investment. Funds available for investment decreased to $95.6 million at September 30, 2000 from $109.9 million at September 30, 1999, due to decreased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the payment of premiums ceded and the recovery of paid claim and claim settlement expenses under our reinsurance programs, (ii) the receipt of premiums and the payment of claim and claim settlement expenses, and (iii) net cash provided by investment income. Additionally, tax-exempt municipal securities, which earn lower pre-tax rates than taxable securities but are comparable on a tax-adjusted basis, grew as a percentage of our portfolio. Tax-adjusted investment yields remained stable at 6.6% for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999. The investment yields realized in future periods will be affected by yields attained on new investments.

      Net realized investment losses were $45,000 for the third quarter of 2000 compared to net realized investment losses of $18,000 in the third quarter of 1999 and net realized investment losses totaled $607,000 for the nine months ended September 30, 2000 compared to net realized investment gains totaling $84,000 for the same period in 1999. In the second quarter of 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature.

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

      Claim and claim settlement expenses increased to $11.4 million in the third quarter of 2000 from $11.1 million in the third quarter of 1999 and increased to $35.4 million for the nine months ended September 30, 2000 compared to $32.3 million for the same period in 1999. Claim and claim settlement expenses decreased as a percent of premiums earned to 62.7% for the third quarter of 2000 from 63.1% for the third quarter of 1999 and decreased to 61.4% for the first nine months of 2000 compared to 62.3% for the same period in 1999. These changes are due to the following:

•	Historically, reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience put upward pressure on our claim and claim settlement expenses as a percentage of premiums earned; however, in the first nine months of 2000, we experienced an average rate increase of 10.9% on our renewing premium resulting in a decrease in claim and claim settlement expenses as a percentage of premiums earned;

•	We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration. For the nine months ended September 30, 2000, we successfully priced up or non-renewed 89% of expiring premium exhibiting poor loss characteristics, resulting in $13.9 million of premiums renewed at higher prices as well as $15.3 million in premiums that were not renewed. As a result of this focus in the first nine months of 2000, as well as in 1999, we are experiencing a decrease in claim frequency in 2000. We will continue to review business at policy expiration throughout the remainder of 2000 and non-renew or re-underwrite at increased rates any business not meeting our standards;

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $5.0 million in the third quarter of 2000 and $15.7 million in the nine months ended September 30, 2000 resulting in a corresponding reduction in claim and claim settlement expenses. These amounts decreased from $15.5 million and $16.2 million recorded for the same periods in 1999; and

•	Claim costs continued to increase in accident year 2000 as compared to accident year 1999 due to increasing medical and indemnity costs resulting from inflationary changes. This has been offset by a reduction in frequency and by the effects of provider agreements that we negotiated during 1998.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Continued favorable effects of ceding paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements resulting in a reduction of claim and claim settlement expenses;

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims at September 30, 2000, may benefit future periods.

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

The following table summarizes policy acquisition costs (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Commission expense	$1,719	$1,754	$5,536	$5,304

Premium tax expense	461	437	1,421	1,324

Other policy acquisition costs	731	825	3,228	3,397

Direct policy acquisition costs	$2,911	$3,016	$10,185	$10,025

      Policy acquisition costs decreased to $2.9 million in the third quarter of 2000 from $3.0 million in the third quarter of 1999 and increased to $10.2 million for the nine months ended September 30, 2000 compared to $10.0 million for the same period in 1999. As a percent of gross premiums earned, policy acquisition costs decreased to 12.9% in the third quarter of 2000 from 13.6% in the third quarter of 1999 and decreased to 14.4% for the nine months ended September 30, 2000 from 15.3% for the same period in 1999. These changes reflect the following:

•	Commission expense decreased to 7.6% of gross premiums earned in the third quarter of 2000 from 7.9% in the third quarter of 1999 and decreased to 7.8% of gross premiums earned in the first nine months of 2000 from 8.1% in the first nine months of 1999. We have focused on reducing commission rates in our newer markets, primarily through paying lower commissions on renewal business. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates continued through early 1999, but have been reduced in the current year. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense remained at 2.0% of gross premiums earned for the third quarter and nine months ended September 30, 2000 and for the third quarter and nine months ended September 30, 1999; and

•	Other policy acquisition costs decreased to 3.2% of gross premiums earned for the third quarter of 2000 from 3.7% for the same period in 1999 and decreased to 4.6% of gross premiums earned for the nine months ended September 30, 2000 compared to 5.2% for the same period in 1999. The Company participates in workers’ compensation reinsurance pools through its affiliation with the National Council on Compensation Insurance (NCCI). Policy acquisition costs decreased $482,000 in the third quarter of and for the nine months ended September 30, 2000 compared to $456,000 for the same periods in 1999 as a result of 2000, 1999 and 1998 reapportionments and favorable 2000 and 1999 operating results of those pools. Other policy acquisition costs also decreased as we focused on improving our underwriting organizational structure and completed that process in early 2000.

Policy Acquisition Cost Outlook: We expect that policy acquisition costs will remain consistent as a percent of gross premiums earned during the remainder of 2000 due to the following:

•	We expect commission expense as a percent of gross premiums earned to remain consistent with the first nine months of 2000;

•	We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first nine months of 2000; and

•	We expect that other policy acquisition costs will be consistent with the first nine months of 2000 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

      General and administrative expenses were $2.5 million in the third quarter of 2000 compared to $2.9 million for the third quarter of 1999 and were $8.3 million for the first nine months of 2000 compared to $8.8 million for the same period in 1999. As a percent of gross premiums earned, general and administrative expenses decreased to

11.0% in the third quarter of 2000 from 12.9% in the third quarter of 1999 and decreased to 11.8% for the nine months ended September 30, 2000 compared to 13.5% for the same nine month period in 1999. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	We will continue to aggressively manage all general and administrative expenses for the remainder of 2000; and

•	We have no plans to open additional state offices in 2000.

Interest Expense: In March 2000, we entered into an $8.0 million term loan and a $2.0 million revolving credit facility with a bank in order to initiate the repurchase of shares from a group headed by our majority shareholder and former Chairman, David C. Prosser. These debt agreements are subject to interest, payable quarterly at an adjusted LIBOR rate (9.34% at September 30, 2000).

      We incurred interest charges on the $2.5 million outstanding Senior Notes in 1999. The Senior Notes were paid in full in December 1999. We paid interest at a rate of 9.50% on the outstanding balance on our Senior Notes during 1999.

      Interest expense increased to $201,000 in the third quarter of 2000 from $69,000 in the third quarter of 1999 and increased to $475,000 for the nine months ended September 30, 2000 compared to $207,000 for the same period in 1999.

Interest Expense Outlook: Interest expense is expected to be approximately $200,000 in the fourth quarter of 2000 as a result of the new debt facilities. Total interest expense is expected to increase to $675,000 in 2000 from $266,000 in 1999 as a result of the changes in our credit structure.

Income Taxes: We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition of revenues and deferring recognition of expenses, ultimately accelerating the payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves. Additionally, we benefit from the non-taxable aspect of our tax-exempt municipal securities.

      Income tax expense was $695,000 for the third quarter of 2000 compared to $485,000 for the third quarter of 1999 and was $1.8 million for the nine months ended September 30, 2000 compared to $1.2 million for the same period in 1999. As a percent of income before income taxes, the income tax expense was 27.0% for the third quarter of 2000 compared to 23.1% for the third quarter of 1999 and was 25.4% for the nine months ended September 30, 2000 compared to 22.0% for the same period in 1999. The income tax expense percent in 2000 and 1999 have been affected by (i) increased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (ii) the tax-benefit of tax-exempt municipal income.

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

Investments

Our portfolio of fixed maturity securities at September 30, 2000 included tax-exempt municipal securities (57.0%), U.S. government securities (15.6%), corporate securities (10.6%), mortgage-backed securities (14.7%), and asset-backed securities (2.1%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

      Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in quarterly cash flow will continue until reimbursements for loss payments to claimants under these contracts equal disbursements for premium payments. Our investment portfolio decreased 13.0% or $14.3 million to $95.6 million at September 30, 2000, from $109.9 million at September 30, 1999, as a result of these factors.

      We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes in accumulated other comprehensive income. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carried at fair value, we expect to encounter larger adjustments in shareholders’ equity as market interest rates and other factors change. In the second quarter of 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. Prevailing market interest rates remained relatively flat since December 31, 1999 and the related unrealized loss on investments decreased to $1.9 million in the third quarter of 2000 from $4.3 million at December 31, 1999.

Unpaid Claim and Claim Settlement Expenses

Our unpaid claim and claim settlement expenses represent established reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through September 30, 2000. These reserves are substantially undiscounted. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and, accordingly, we supplement our experience with external industry data, adjusted to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

      Cash used in operating activities for the nine months ended September 30, 2000 was $7.9 million. This is primarily a result of an increase of $9.6 million in amounts due from reinsurers, a decrease of $3.9 million in unpaid claim and claim settlement expenses, a decrease of $2.6 million in accrued liabilities, offset by our net income of $5.3 million, a increase of $1.3 million in unearned premiums, net of premiums receivable, an increase in depreciation expense of $1.0 million, an increase of $607,000 in net realized investment losses and an decrease in our deferred income tax asset of $990,000. Net cash provided by investing activities was $13.6 million due to $14.2 million in proceeds from sales of securities offset by $546,000 in purchases of fixed assets, net of disposals. Net cash used by financing activities was $2.1 million due to $10.3 million paid to repurchase common stock offset by $8.0 million in proceeds from a term note payable and $125,000 in proceeds from common stock issued under our Employee Stock Purchase Plan.

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

      On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. We will repurchase the shares on the open market or through private transactions depending upon market conditions and availability. Through March 31, 1999 we had repurchased 19,500 shares for approximately $87,000. No further shares were repurchased under this program in 1999 or the first quarter of 2000. We repurchased 640,000 shares in the second quarter of 2000 for approximately $2.6 million. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

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

      An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $4.6 million.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At September 30, 2000, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

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

RTW, Inc.

Dated: November 10, 2000	By	/s/ Carl B. Lehmann

Carl B. Lehmann

Chairman of the Board, President and Chief Executive Officer

(Principal Executive Officer)

Dated: November 10, 2000	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy

Secretary, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net Income Per Share	23

27	Financial Statement Schedule	24