Form 10-K405
period 2000-12-31
RTW INC /MN/
filed 2001-03-29
CIK 915781

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Registrant’s telephone number, including area code: (952) 893-0403

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: (X)

As of March 22, 2001, 10,292,839 shares of Common Stock, no par value, were outstanding. As of March 22, 2001, assuming as fair value the last sale price of $2.75 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $24,300,000.

Documents incorporated by reference:

The Company’s Proxy Statement for its annual meeting of shareholders to be held in May 2001, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, is incorporated by reference in Part III of this Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

      RTW, Inc. (the “Company”) provided comprehensive management products and services to employers for their workers’ compensation programs in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, New Hampshire and Maine during 2000. The Company also had obtained licenses but was not yet operating in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas and Oklahoma. The Company believes its proprietary management approach substantially reduces wage replacement costs and medical expenses resulting from workplace injuries. The Company focuses on controlling costs by returning injured employees to work as soon as possible and by actively managing all participants in the workers’ compensation system, including employers, employees and medical care providers, as well as legal and judicial participants in the workers’ compensation system. Elements of the Company’s management approach include:

•	thorough on-site evaluation of potential customers;

•	active training of customers in the Company’s procedures;

•	prompt identification of potentially high-cost injuries; and

•	rapid intervention in, and intensive management of, potentially high-cost injuries.

      The Company has developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. In order to benefit directly from the use of its proprietary methods, the Company combines its management services with workers’ compensation insurance products underwritten by its wholly-owned subsidiary, American Compensation Insurance Company (ACIC). The Company also uses management techniques including designated health care providers, medical fee schedule review, utilization review and peer review to control medical costs.

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

      Workers’ compensation costs grew approximately 11.5% annually from 1960 to 1990. Premium growth flattened from 1991 to 1992 and has since declined by approximately 8% through 1998. Estimated insurance premiums totaled approximately $26.0 billion nationwide in 1997. This $26.0 billion includes: (i) the traditional, or private residual market, estimated at $23.2 billion, including commercial insurers and state operated assigned risk pools established for high risk employers and (ii) state funds, estimated at $2.8 billion, operated in states in order to increase competition and stabilize the market.

      Indemnity payments, which are established by legislative action, have risen, in part because of higher wage levels and increased state mandated benefits. Medical expenses have also increased due to the general rise in the cost of health care and the statutory requirement that employers provide coverage for all compensable medical costs, without any copayment by the employee. The Company believes the most significant factor affecting the cost of workers’ compensation, however, results from incentives in the system for injured employees to remain away from work and to continue collecting indemnity payments and receiving medical treatment beyond the point that is necessary.

      The Company believes that workers’ compensation insurance companies have not effectively controlled costs in the industry. Traditional insurance company practices have focused on managing specific aspects of the system, including workplace safety, and on implementing certain medical cost containment measures.

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

The Company’s Management Approach

      The Company seeks to control workers’ compensation costs through a proprietary management approach that is specifically designed for the workers’ compensation system. The Company’s management strategy seeks to reduce workers’ compensation costs significantly through early intervention in each employee injury and intensive management of all participants in the system, including employers, injured employees and medical care providers, and legal and judicial participants in the workers’ compensation system. Through early intervention, the Company promptly identifies cases that have the potential to result in significant expenses and acts to control these expenses before they are incurred. The Company focuses on controlling indemnity payments for lost wages, the largest component of workers’ compensation costs, by quickly returning employees to work. As part of this strategy, the Company attempts to return an injured employee to his or her original position if the employee is capable, or to place the employee in a transitional, light-duty position until the employee is able to resume his or her former position. By promptly returning an employee to work, the Company has found that not only indemnity payments, but also medical expenses per injury, are substantially reduced. In addition, the Company uses management techniques including designated health care providers, medical fee schedule review, utilization review and peer review to control medical costs.

      The Company uses five-person operating teams to implement its management approach. Each operating team handles all of the claims for a specific group of customers and is accountable within the Company for the loss experience of these customers. Each team generally consists of three nurses, a statutory claims administrator, and an assistant claims administrator / clerical support person. A team’s nurses are responsible for evaluating the medical condition of an injured employee and monitoring the employee’s medical treatment. The claims administrators are responsible for determining the eligibility of claims, paying benefits in a timely manner and following statutory requirements for administration of claims. The operating teams meet regularly to discuss strategies for managing difficult claims and to review strategies and procedures that have been particularly successful in resolving disputes.

      The following sections summarize the Company’s approach to managing the various participants in the system.

      Employers. Generally, each customer is assigned to an operating team responsible for managing the customer relationship. Prior to accepting an employer as a customer, members of an operating team conduct a risk assessment and explain the Company’s methods and procedures to the employer. The risk assessment forms a part of the Company’s underwriting process and includes evaluating the employer’s willingness to follow the Company’s procedures. As part of the insurance policy, the employer agrees to comply with the Company’s early intervention methods and to provide transitional, light-duty work for injured employees until such time as they are able to resume their normal positions. To ensure that the Company’s early intervention techniques succeed, the Company requests prompt notification from the employer of all injuries, typically 24 to 48 hours after the employer learns of the injury.

      Each operating team is responsible for implementing a workers’ compensation program for the customer, training the customer’s personnel in the Company’s methods and procedures and managing all reported injuries for the customer. The operating team meets with the customer, provides loss reports showing current claims status, conducts an annual account review and maintains active communication on open injuries. The operating team may make workplace safety recommendations or retain a workplace safety-engineering firm to assist its customers to remedy work conditions that the operating team determines constitute an inappropriate risk. In addition, the operating team may recommend to the Company’s management the cancellation or non-renewal of the policy for a customer that fails to comply with the Company’s procedures.

      Employees. The Company focuses on identifying injuries that have the greatest potential to result in significant expenses and acts quickly to control expenses resulting from these injuries. The Company’s experience has been that approximately 15% of all injuries result in 85% of all workers’ compensation expenses and that early identification of, and intervention in, these cases can lead to significant cost savings. Within 48 hours of notice of an injury, the operating team evaluates several factors, including the type of injury, the employee’s history of injuries and whether the employee is absent from work, to determine whether the injury is likely to involve significant expenses. In potentially high-cost cases, a member of the operating team intervenes quickly by meeting with the injured employee to assess the injury, assisting the injured employee in obtaining medical care and rehabilitation and developing a plan to get the employee back to work as soon as is appropriate. If the employee cannot immediately return to his or her original position, the employer is required, according to the terms of the insurance agreement, to provide a transitional light-duty job that is consistent with the limits defined by the employee’s medical care provider. If the employee refuses this transitional position, the Company may terminate indemnity payments, but is required to continue to provide appropriate medical benefits.

      Medical Care Providers. The operating teams actively assess each injury, monitor and manage the medical treatment and review the medical expenses of each employee’s injury. Each injury report is reviewed by one of the Company’s nurses. The nurse typically contacts the physician treating employees in cases that involve days off from work or injuries that could involve significant expense. In these cases, the physician is asked to provide his or her diagnosis, plan of treatment and assessment of the employee’s physical capabilities for transitional work. The Company has contracts with medical physicians to provide consulting services and assess proposed treatment plans for injured employees to the operating teams. These physicians also discuss injured employee treatment plans with the employee’s medical care providers. The goal is to ensure both an accurate diagnosis and treatment of the injury and an understanding of the nature and extent of the limits the diagnosis places on the employee’s ability to return to work in either the original job or a transitional, light-duty position. The operating team also monitors the health care provided to the injured employee to ensure that the employee receives proper treatment for the injury and that the employee does not receive services or procedures that are excessive, unnecessary or unrelated to the particular injury. In addition, when the operating team believes the diagnosis of an injury or the proposed rehabilitation treatment is not appropriate, the operating team will arrange for a second opinion with an independent medical examiner.

      The medical cost management team reviews all bills submitted by medical care providers to determine if the amounts charged for the treatments are appropriate according to statutory fee schedules.

      In Minnesota, Illinois and many other states, the Company cannot require that an injured employee go to a specific physician or seek treatment from a specific provider. Nevertheless, the Company attempts to assist the injured employee in selecting appropriate medical care providers. In Colorado, Missouri and Michigan (for the first ten days after the injury) the Company can require that injured employees go to a physician within a designated network of medical care providers.

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

Customers

      The Company targets employers and associations that operate in industries with relatively high workers’ compensation costs, including the manufacturing, retail, wholesale, health care and hospitality industries and employers with a history of workers’ compensation claim costs higher than average in their industry.

      The Company’s average annual premium per policy increased to $40,500 in 2000 from $27,000 in 1999 and $21,000 in 1998 due to focused aggressive re-underwriting in 2000 and 1999. The Company’s ten largest customers accounted for $7.9 million or 7.9% of the Company’s premiums in force in 2000 compared to $6.5 million or 7.5% of the Company’s premiums in force in 1999 and $4.4 million or 5.3% of premiums in force in 1998. No customer accounted for more than 5% of in force premiums in 2000, 1999 or 1998. The Company renewed 66.2% of the policies scheduled to expire in 2000 whereas 65.8% and 72.5% were renewed in 1999 and 1998, respectively.

      Currently, all of the Company’s customers are in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Rhode Island, Connecticut, New Hampshire and Maine. In addition to these states, the Company is also currently licensed in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas and Oklahoma. The Company currently has no intention to expand operations beyond the present states in which it is currently operating but will reevaluate the circumstances as opportunities arise.

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

Sales and Marketing

      The Company sells its workers’ compensation products and services through independent insurance agencies, including several large national agencies, as well as one- or two-person agencies. Agencies are paid a commission, which averaged 7.9% of the Company’s gross premiums earned in 2000 compared to 8.0% of gross premiums earned in 1999 and 1998. The Company’s ten highest producing agencies accounted for $27.2 million or 27.3% of premiums in force in 2000 compared to $19.9 million or 22.8% of premiums in force in 1999 and $19.1 million or 23.2% of premiums in force in 1998. No agency accounted for more than 6.5% of premiums in force in 2000 compared to 4.0% of premiums in force in 1999 and 3.4% of premiums in force in 1998. The Company continually markets its products and services to its agencies to keep them aware of developments in the Company’s business. Each state’s underwriting team is responsible for establishing and maintaining agency relationships.

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

      In 2000, 1999 and 1998, the Company selected per occurrence levels in Minnesota under the WCRA of $310,000, $290,000 and $280,000, respectively. In 2001, Minnesota excess of loss coverage under the WCRA begins at $330,000.

      In 2000, 1999 and 1998, the Company purchased non-Minnesota excess of loss coverage primarily through General Reinsurance Corporation, rated A++ (Superior) by A.M. Best. The excess of loss policy in effect during 2000 and 1999 provided reinsurance from $300,000 per person per any one loss and up to statutory limits per occurrence ultimate net loss. The excess of loss policy in effect during 1998 and 1997 provided reinsurance up to $9.5 million in excess of $500,000 per person per any one loss and up to $40 million in excess of $10 million per occurrence ultimate net loss. This excess of loss policy was effective January 1, 1997, and replaced excess of loss policies that were terminated on December 31, 1996.

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

      For claims occurring on or after July 1, 1998, the Company purchased excess of loss coverage through GE Reinsurance Corporation, rated A++ (Superior) by A.M. Best that provides reinsurance up to $275,000 in excess of $25,000 in all states except Minnesota where the coverage is $255,000 in excess of $25,000 for 1998, $265,000 in excess of $25,000 for 1999 and $275,000 in excess of $25,000 for 2000. This coverage was purchased to reduce risk and volatility in the Company’s operating performance. This contract was terminated effective December 31, 2000, however the policy remains effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing in 2001 will not be covered under this lower level excess of loss reinsurance policy.

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

      Large insurance companies exit and enter the workers’ compensation market in different states depending on their appraisal of current market conditions. Many insurance companies stopped underwriting workers’ compensation insurance during the early 1990’s due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In the mid to late 1990’s, the Company experienced increased market pressure as new carriers, including large insurance companies and single line workers’ compensation insurance companies, entered the market. In 2000, many insurers withdrew from the markets in which we operate as premium rates were insufficient to cover the cost of benefits paid.

      Large insurance companies compete primarily with the Company for customers that have lower past claims experience or lower experience “modifiers.” As a result, the Company experiences increased competition for the renewal of workers’ compensation policies with customers that have reduced their experience modifiers, and it expects to continue to experience increased competition from large insurance companies.

      Another competitive factor results from the fact that some employers will not purchase workers’ compensation products from carriers with an A.M. Best rating less than “A”. In addition, certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation portion is written by a carrier with a less than “A” rating. The Company believes that its B++ letter rating from A.M. Best may make it difficult, in certain instances, for the Company to provide its products to certain employers. In these instances, the Company can still compete by writing these employers using an “A” rated insurer’s paper. This process, known as fronting, adds additional cost for ACIC but allows access to a market we may not otherwise access.

      The Company’s insurance subsidiary was assigned an initial rating of B++ (Very Good) on a scale of A++ (Superior) to F (In Liquidation) on December 16, 1996. This rating was reaffirmed in June 2000 and April 1999. An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of the Company’s financial condition and operating performance. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. Furthermore, A.M. Best ratings are not ratings of the Company or any of its securities. A.M. Best ratings include Secure Ratings, consisting of A++ and A+ (Superior); A and A– (Excellent); B++ and B+ (Very Good); Vulnerable Ratings, consisting of B and B– (Adequate); C++ and C+ (Fair); C and C– (Marginal); D (Very Vulnerable); E (Under State Supervision) and F (In Liquidation).

Data Management

      In 2000, 1999, 1998 and 1997, the Company contracted with unrelated third parties for certain computer information systems and other software licenses. In 1996, the Company developed and implemented its own proprietary claims management and medical fee adjudicating systems to manage claims, audit medical fees, pay claims, provide reports to policyholders and analyze claims data. These systems replaced third party contracts for claims management and medical fee adjudicating systems. In 1995, the Company developed and implemented its own proprietary policy management system to process insurance applications and issue policies and endorsements. This system replaced a third party contract for a policy management system. In 1999, the Company developed and implemented its own proprietary billing, cash receipts, collections and agency commission systems. These systems replaced third party software systems purchased by the Company. The Company continues to utilize third party software to maintain financial information, prepare accounting reports and financial statements and pay vendors. The Company also contracts with a third party provider of payroll services for payroll, benefit and human resource software services. The Company utilizes other licensed software from national vendors to maintain its financial records, file statutory statements with insurance regulators and perform other general business.

Employees

      The Company had 249 full-time employees at December 31, 2000. Of the Company’s employees, approximately 111 work in the Company’s administrative and financial functions and 138 serve on, provide service to or manage approximately 23 different operating teams. None of the Company’s employees are subject to collective bargaining agreements. The Company believes its employee relations are good.

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

Executive Officers of the Registrant

      The following are the executive officers of the Company at March 28, 2001:

Name	Age	Position

Carl B. Lehmann	46	Chairman of the Board, President and Chief Executive Officer

Jeffrey B. Murphy	39	Chief Financial Officer, Secretary and Treasurer

Anthony J. Rotondi	55	Chief Operations Officer

David J. LeBlanc	39	Chief Underwriting Officer

Vina L. Marquart	49	Vice President – Human Resources

Debora S. Allen	43	Chief Information Officer

      Carl B. Lehmann became a Director of the Company in November 1997, was appointed President and Chief Executive Officer in January 1998 and was named Chairman of the Board in March 2000. Mr. Lehmann served as President of the Stored Value Group, a division of American Express Travel Related Services, Inc. (AMEX) from 1993 to 1997. Prior to that time, Mr. Lehmann served as Vice President of various departments at AMEX from 1987 to 1993 and Citicorp Retail Services from 1982 to 1987.

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

      Vina L. Marquart was appointed to the position of Vice President of Human Resources in February 2000. Ms. Marquart joined RTW as a Nurse Case Manager and has been with the Company for 15 years. Ms Marquart has held various management positions within the Company including Operations Manager, General Manager of the Minnesota office and National Director of Case and Claims Management. Prior to joining RTW, Ms. Marquart was in a leadership role at a community hospital in St. Paul.

      Debora S. Allen was promoted to Chief Information Officer in April 2000. Ms. Allen joined RTW in August 1997 and has held various management positions including Director of Home Office Operations and Director of Service Business Planning. Before joining RTW, Ms. Allen held several leadership positions with MCC Behavioral Care and financial audit positions with Ernst & Young.

ITEM 2. PROPERTIES

      The following is a summary of properties leased by the Company at December 31, 2000:

	Area leased
Location and description	(in square feet)	Termination

Bloomington, Minnesota; Headquarters space	35,487	September 2002

Brainerd, Minnesota; Minnesota satellite office	3,123	October 2005

Denver, Colorado; Colorado office space	7,825	May 2005

St. Louis, Missouri; Missouri office space	6,542	September 2005

Overland Park, Kansas; Missouri satellite office	3,604	November 2002

Detroit, Michigan; Michigan office space	11,008	June 2002

Grand Rapids, Michigan; Michigan satellite office	4,631	April 2006

Boston, Massachusetts; Massachusetts office space	12,381	April 2002

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 19, 2000, the Company held its 2000 Annual Meeting of Shareholders and Deloitte and Touche LLP was approved as independent public accountants of the Company by a vote of 8,086,198 for and 1,459 against.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY STOCK PRICE COMPARISON AND DIVIDENDS

      The Company’s shares are publicly traded on The Nasdaq Stock Market under the symbol RTWI. The table below sets forth the range of high and low sales prices for the Company’s stock for each quarter during the past two years. The Company had approximately 2,000 shareholders of its common stock at the close of trading on March 1, 2001.

		First	Second	Third	Fourth
Fiscal Year:		Quarter	Quarter	Quarter	Quarter

2000	High	6 7/32	5 3/4	5 1/32	4 1/4

	Low	4 3/4	3 1/4	2 7/8	3 7/32

1999	High	7 7/8	6 5/8	6 9/16	6 1/4

	Low	4 1/4	4 1/16	5	4 1/8

      The Company has never paid cash dividends on its common stock. The Company currently intends to retain any and all income for use in its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend on the financial condition and results of operations of the Company and such other factors deemed relevant by the Board of Directors. Under the terms of the credit agreement, the Company is prohibited from making dividend payments without prior consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA

      The consolidated statements of operations data set forth below for each of the three years in the period ended December 31, 2000, and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the two years in the period ended December 31, 1997, and the consolidated balance sheet data at December 31, 1998, 1997 and 1996, are derived from audited consolidated financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

	1996	1997	1998	1999	2000

	(In thousands, except per share data)
Total revenues	$68,725	$88,263	$90,152	$77,812	$83,299

Income (loss) from operations	14,808	9,446	(10,485)	8,357	(14,780)

Net income (loss)	8,982	5,799	(7,081)	6,167	(9,708)

Basic income (loss) per share (1)	0.76	0.49	(0.59)	0.50	(0.89)

Diluted income (loss) per share (1)	0.74	0.48	(0.59)	0.50	(0.89)

Premiums in force at year end	69,500	78,400	82,100	87,200	99,400

Total assets	123,731	142,997	172,934	176,511	194,535

Notes payable	6,739	4,875	2,461	—	7,000

Total shareholders’ equity	51,311	58,357	52,618	55,565	38,736

(1)	Adjusted to reflect a three-for-two stock split in May 1996. For additional information relating to income (loss) per share, see Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

The Company —RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, “we,” “our” and “us” refers to these entities in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers’ compensation management services solely to employers insured through our insurance subsidiary. During 2000, we operated in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine.

Financial Summary —This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with the Consolidated Financial Statements.

The following table provides an overview of our key operating results (000’s):

	Year Ended December 31,

	2000	1999	1998

Gross premiums earned	$95,878	$89,226	$89,881

Total revenues	83,299	77,812	90,152

Claim and claim settlement expenses	72,429	43,323	75,294

Net (loss) income	(9,708)	6,167	(7,081)

      RTW reported increased gross premiums earned of $95.9 million in 2000 compared to $89.2 million in 1999. Total revenues for 2000 were $83.3 million, compared to total revenues of $77.8 million in 1999. Total revenues in 2000 and 1999 were significantly reduced by premiums ceded under an excess of loss reinsurance agreement, effective for claims occurring on or after July 1, 1998, which was entered into during the fourth quarter of 1998. Premiums ceded in 2000 include $13.4 million in premiums ceded under this reinsurance agreement, compared to $13.3 million ceded in 1999.

      We reported a net loss of $9.7 million in 2000 compared to net income of $6.2 million in 1999, and basic and diluted net loss per share of $0.89 in 2000 versus basic and diluted net income per share of $0.50 in 1999. The primary factors impacting our 2000 operating results included the following:

•	Our gross premiums earned increased 7.5% in 2000 from 1999 and total revenues increased 7.1% in 2000 from 1999 due primarily to a 14.0% increase in premiums in force to $99.4 million at December 31, 2000 from $87.2 million at December 31, 1999;

•	Claim and claim settlement expenses increased significantly to 92.7% of premiums earned for 2000 from 60.8% for 1999 due to the following:

•	The 2000 results include a $15.9 million increase in reserves for unpaid claim and claim settlement expenses to reflect unfavorable development of prior period claims compared to the 1999 results which include an $8.1 million decrease in reserves for unpaid claim and claim settlement expenses reflecting favorable development of prior period claims.

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreement totaling $21.8 million in 2000 including $400,000 amortized from a deferred retrospective reinsurance gain resulting in a corresponding reduction in 2000 claim and claim settlement expenses. These amounts differed from our 1999 results which include an estimate of ceded paid and unpaid claim and claim settlement expenses totaling $22.0 million and $740,000 amortized from the deferred retrospective reinsurance gain.

•	We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration in 2000 and 1999. For 2000, we successfully priced up or non-renewed 90% of expiring premium exhibiting poor loss characteristics, resulting in $21.3 million of premiums renewed at higher prices as well as $17.6 million in premiums that were not renewed. In 1999, we successfully priced up or non-renewed 67% resulting in $10.9 million of premiums renewed at higher prices and $10.8 million in premiums that did not renew. As a result of this focus in 2000 and 1999, we experienced a decrease in claim frequency;

•	We increased renewal premium rates an average of 11.7% in 2000 compared to premium rates for the same periods in 1999, reversing a trend of continued rate declines in prior years; and

•	Inflation continues to adversely affect medical and wage costs.

      We expect to operate in an environment of continuing premium rate increases in our markets in 2001 and expect 2001 premiums in force to grow. We will continue to focus on improving profitability in all of our markets by (i) aggressively managing and closing claims, (ii) improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

      In the following pages, we take a look at the 2000, 1999 and 1998 operating results for items in our Consolidated Statement of Operations and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

Total revenues: Our total revenues include premiums earned, investment income and net realized investment (losses) gains. The following table summarizes the components of our revenues and premiums in force (000’s):

	Year Ended December 31,

	2000	1999	1998

Gross premiums earned	$95,878	$89,226	$89,881

Premiums ceded	(17,724)	(18,008)	(8,489)

Premiums earned	78,154	71,218	81,392

Investment income	5,752	6,510	7,714

Net realized investment (losses) gains:

Realized Investment gains	26	108	1,591

Realized Investment losses	(633)	(24)	(545)

Net realized investment (losses) gains	(607)	84	1,046

Total revenues	$83,299	$77,812	$90,152

Premiums in force by regional office at year-end	2000	1999	1998

Minnesota	$33,800	$31,500	$34,800

Colorado	16,000	14,000	12,300

Missouri	13,400	15,000	16,300

Michigan	18,600	11,500	9,700

Massachusetts	17,600	15,200	9,000

Total premiums in force	$99,400	$87,200	$82,100

Premiums In Force and Gross Premiums Earned: Premiums on workers’ compensation insurance policies are our largest source of revenue. Premiums earned are the gross premiums earned by us on in force workers’ compensation policies, net of the effects of ceded premiums under reinsurance agreements.

      The premium we charge a policyholder is a function of their payroll, industry and prior workers’ compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis matching our billing to the policyholder and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit employer payrolls for the policy period and adjust the estimated payroll and the policyholder’s premium to its actual value. The result is a “final audit” adjustment recorded to premiums earned when the adjustment becomes known. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

      Our premiums in force grew 14.0% to $99.4 million at December 31, 2000 from $87.2 million at December 31, 1999 due to $13.8 million in growth in our Minnesota, Colorado, Michigan and Massachusetts markets offset by a $1.6 million decrease in premiums in force in our Missouri market. We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration in 2000 and 1999. For 2000, we successfully priced up or non-renewed 90% of expiring premium exhibiting poor loss characteristics, resulting in $21.3 million of premiums renewed at higher prices as well as $17.6 million in premiums that were not renewed. In 1999, we successfully priced up or non-renewed 67% resulting in $10.9 million of premiums renewed at higher prices and $10.8 million in premiums that did not renew.

      Our gross premiums earned increased 7.5% to $95.9 million in 2000 from $89.2 million in 1999. This increase resulted from the increase in premiums in force and an increase in final audit premiums earned to $5.5 million in 2000 from $4.7 million in 1999.

      Gross premiums earned decreased slightly in 1999 to $89.2 million from $89.9 million in 1998. This decrease resulted from a decrease in final audit premiums earned to $4.7 million in 1999 from $7.2 million in 1998, partially offset by the impact of an increase in premiums in force to $87.2 million in 1999 from $82.1 million in 1998.

      We experienced a decline in premium rates that we charged policyholders for several years including a 10.2% decline in premium rates on renewing business in 1998 followed by another 6.7% decline in 1999. These declines were due, in part, to the following:

•	Many state legislatures where we provide coverage reduced benefits that injured employees are paid, resulting in lower loss costs of workers’ compensation insurance and decreased corresponding premiums paid by the policyholder;

•	As the loss cost structure of workers’ compensation declined, more insurance companies entered or re-entered the workers’ compensation insurance market, resulting in increased competition; and

•	We experienced reduced pricing on renewal policies due, in part, to our success in lowering our policyholders’ loss experience that, in turn, improves their claims history, lowering the premium that they pay for insurance. The improvement that we provide our customers also makes them more desirable to our competition, increasing price competition on these accounts.

      Premium rates on renewal policies stabilized in the latter half of 1999 and we realized only slight pricing decreases. In 2000, we were able to increase premium rates on renewing policies an average of 11.7%. Our ability to increase rates in our markets is due to the following:

•	Many workers’ compensation insurers have withdrawn from the markets in which we write premiums due to the declines in premium rates in those markets discussed above;

•	Reinsurance rates for workers’ compensation insurers have increased due to settlements related to Unicover reinsurance treaties, resulting in increased costs for workers’ compensation insurers; and

•	A number of workers’ compensation insurers’ financial ratings have decreased due to reserve adjustments recorded in 2000 and 1999.

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

      Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We ceded Minnesota claims in excess of $310,000, $290,000 and $280,000 per occurrence during 2000, 1999 and 1998, respectively, to the WCRA. In our non-Minnesota states, our per-incident exposure was $300,000 in 2000 and 1999 and $500,000 in 1998. We purchased this non-Minnesota coverage from a single reinsurer.

      For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $849,000 at December 31, 2000. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000, however the policy remains effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing in 2001 will not be covered under this lower level excess of loss reinsurance policy.

      The following table summarizes the components of premiums ceded (000’s):

	Year Ended December 31,

	2000	1999	1998

Premiums ceded, net:

Non-WCRA excess of loss policies	$(15,084)	$(14,710)	$(7,805)

WCRA	(2,640)	(3,298)	(2,931)

Refund from the WCRA on prior years’ activity	—	—	2,247

Premiums ceded	$(17,724)	$(18,008)	$(8,489)

      Premiums ceded to reinsurers decreased to $17.7 million in 2000 from $18.0 million in 1999. This decreased cost resulted from an excess of loss premium rate decrease in Minnesota in 2000 compared to 1999. This cost decrease was partially offset by increased excess of loss costs resulting from increased premiums earned in non-Minnesota states.

      Premiums ceded to reinsurers increased to $18.0 million in 1999 from $8.5 million in 1998. This increased cost resulted from (i) premiums ceded under our new excess of loss reinsurance coverage for losses over $25,000 for all of 1999 compared to ceding such risks only in the second half of 1998; (ii) increased effective excess of loss premium rates in Minnesota in 1999 from 1998 due to premium price changes within that state, (iii) increased excess of loss costs resulting from increased premiums earned in non-Minnesota states, and (iv) the recognition of a refund of $2.2 million from the WCRA recorded in the first quarter of 1998. No comparable refund was received in 1999.

2001 Outlook: The 2001 outlook for gross premiums earned and premiums ceded include the following factors:

•	We expect that renewal premium rates will continue to increase into 2001. The ultimate increase is unknown at this time;

•	We will continue to review business at policy expiration in 2001 and non-renew or re-underwrite at increased rates, any business not meeting our standards. We expect that this aggressive targeting of policies will put downward pressure on premiums in force in our Minnesota and Missouri markets; however, we expect that continued growth in premiums in force in our Colorado, Michigan and Massachusetts markets, as well as premium rate increases in our Minnesota and Missouri markets will lead to growth in gross premiums earned for 2001;

•	We expect that premiums ceded in 2001 will decrease significantly from premiums ceded in 2000 as our $25,000 to $300,000 excess of loss reinsurance policy runs-off in 2001. Premiums ceded will also decrease in 2001 as a percent of gross premiums earned as the non-Minnesota markets, where we pay smaller reinsurance premiums, continue to grow relative to Minnesota;

Investment Income and Net Realized Investment (Losses) Gains: Our investment income includes earnings on our investment portfolio. Net realized investment (losses) gains include gains and losses from sales of available-for- sale securities and are displayed separately on our Consolidated Statement of Operations. In 2000, we invested entirely in U.S. domiciled investment grade taxable and tax-exempt fixed maturity investments and classified our investments as available-for-sale. In February 2001, we repositioned our portfolio by selling our tax-exempt securities and repurchasing taxable fixed maturity investments to increase our after-tax yield. We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to income tax considerations, changes in interest rates, prepayment risk and funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

      Investment income decreased 11.6% to $5.8 million in 2000 from $6.5 million in 1999. Investment income decreased due to (i) reduced funds available for investment and (ii) an increase in the percent of tax-exempt securities held in our portfolio. Funds available for investment decreased to $96.8 million at December 31, 2000 from $108.1 million at December 31, 1999, due to decreased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums, the payment of premiums ceded under our reinsurance agreements, the payment of claim and claim settlement expenses and the recovery of paid claim and claim settlement expenses under our reinsurance programs, and (ii) net cash provided by investment income. Tax-exempt securities, which earn lower pre-tax rates than taxable securities but are comparable on a tax adjusted basis, increased to 57.5% of our investment portfolio at year-end 2000 compared to 56.3% at year-end 1999. Tax-adjusted investment yields were 6.6% in 2000 and 1999. The investment yields realized in future periods will be affected by yields attained on new investments.

      Investment income decreased 15.6% to $6.5 million in 1999 from $7.7 million in 1998. Investment income decreased due to (i) reduced funds available for investment and (ii) an increase in the percent of tax-exempt securities held in our portfolio. Funds available for investment decreased to $108.1 million at December 31, 1999 from $126.6 million at December 31, 1998, due to decreased net cash provided by operating activities and investment income as discussed in the preceding paragraph. Tax-exempt securities increased to 56.3% of our investment portfolio at year-end 1999 compared to 52.6% at year-end 1998 and we first began purchasing tax-exempt securities in the second quarter of 1998. Tax-adjusted investment yields were 6.6% in 1999 and 1998.

      Net realized investment losses were $607,000 in 2000 and included $500,000 for the write-down of a security whose decrease in value was deemed other than temporary. Net realized investment gains were $84,000 in 1999 and $1.0 million in 1998.

2001 Outlook: Barring significant changes in interest rates or operational cash flows, we expect the 2001 pre-tax yield from our investment portfolio to be affected by the following:

•	Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses, offset by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums ceded under that agreement. We expect this reduction in cash flow will reverse itself in 2001 as we run-off the $25,000 to $300,000 excess of loss reinsurance policy and reimbursements for loss payments to claimants under this contract offset disbursements for premium payments;

•	The mix of taxable and tax-exempt securities in our portfolio may change over time to accommodate our tax situation. Fixed maturity, tax-exempt securities may have the effect of reducing investment income recognized and decreasing pre-tax investment yields but generally contribute more to after-tax net income as a result of the favorable treatment tax-exempt income receives for federal income tax purposes; and

•	In February 2001, we repositioned our portfolio by selling our tax-exempt securities and repurchasing taxable fixed maturity investments to increase the after-tax yield. We recognized gains totaling $1.1 million as a result of this repositioning. Further recognition of realized gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements.

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

      Claim and claim settlement expenses increased to $72.4 million in 2000 from $43.3 million in 1999. As a percent of premiums earned, claim and claim settlement expenses increased to 92.7% in 2000 from 60.8% in 1999. These changes are due to the following:

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreement totaling $21.8 million in 2000 including $400,000 amortized from a deferred retrospective reinsurance gain resulting in a corresponding reduction in 2000 claim and claim settlement expenses. These amounts differed from our 1999 results which include an estimate of ceded paid and unpaid claim and claim settlement expenses totaling $22.0 million and $740,000 amortized from the deferred retrospective reinsurance gain;

•	The 2000 results include a $15.9 million increase in reserves for unpaid claim and claim settlement expenses to reflect unfavorable development of prior period claims compared to the 1999 results which include an $8.1 million decrease in reserves for unpaid claim and claim settlement expenses reflecting favorable development of prior period claims. Our year-end actuarial review of loss reserves indicated an increase in the cost incurred or developing in connection with older claims, particularly in Minnesota where we have been writing policies since 1992. Given this indication, we adjusted our actuarial assumptions to reflect this change in loss experience resulting in the increase in reserves;

•	We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration in 2000 and 1999. For 2000, we successfully priced up or non-renewed 90% of expiring premium exhibiting poor loss characteristics, resulting in $21.3 million of premiums renewed at higher prices as well as $17.6 million in premiums that were not renewed. In 1999, we successfully priced up or non-renewed 67% resulting in $10.9 million of premiums renewed at higher prices and $10.8 million in premiums that did not renew. As a result of this focus in 2000 and 1999, we experienced a decrease in claim frequency;

•	We increased renewal premium rates an average of 11.7% in 2000, reversing a trend of continued rate declines in 1999 and prior years; and

•	Claim costs continued to increase in 2000 compared to 1999 due to increasing medical and indemnity costs. This was offset somewhat by the effects of provider agreements that we negotiated during 1998.

      Claim and claim settlement expenses decreased to $43.3 million in 1999 from $75.3 million in 1998. As a percent of premiums earned, claim and claim settlement expenses decreased to 60.8% in 1999 compared to 92.5% for 1998. These changes are due to the following:

•	In 1999, we recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreement totaling $22.0 million including $740,000 amortized from a deferred retrospective reinsurance gain resulting in a corresponding reduction in 1999 claim and claim settlement expenses. Our 1998 results include an estimate of ceded paid and unpaid claim and claim settlement expenses totaling $8.6 million recorded in the fourth quarter of 1998.

•	The 1999 results include an $8.1 million decrease in reserves for unpaid claim and claim settlement expenses to reflect favorable development of prior period claims compared to the 1998 results which include an $11.0 million increase in reserves for unpaid claim and claim settlement expenses to reflect adverse development of prior period claims. The favorable development in 1999 is primarily the result of a strong focus on claim closure. Our open claims decreased 9.7% to 5,252 at December 31, 1999 from 5,816 at December 31, 1998. Additionally, the 1998 results included a $400,000 Minnesota Special Compensation Fund (SCF) adjustment recorded in the second quarter of 1998. The SCF assesses us to cover the costs of second injuries that are substantially greater, because of a pre-existing physical impairment, than what would have resulted from the second injury alone.

•	We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration in 1999. For 1999, our aggressive re-underwriting resulted in $10.9 million of premiums renewed at higher prices as well as $10.8 million in premiums that were not renewed. No such program existed in 1998;

•	Reduced premiums due to legislative changes in estimated loss costs, increased competition and improving customer loss experience, have continued to place upward pressure on claim and claim settlement expenses as a percentage of premiums earned; and

•	Claim costs continued to increase in 1999 compared to 1998 due to increasing medical and indemnity costs. This was offset somewhat by the effects of provider agreements that we negotiated during 1998.

2001 Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Continued favorable effects of ceding paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements resulting in a reduction of claim and claim settlement expenses. This reduction will decrease significantly from the reduction recorded in 2000 as the $25,000 to $300,000 excess of loss policy was terminated at December 31, 2000 and will only benefit claims for policies that were in effect at December 31, 2000 and run-off in 2001;

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary pressures, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

The ultimate result of the above factors on 2001 claim and claim settlement expenses as a percent of premiums earned, is unknown at this time.

Policy Acquisition Costs: Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs, other underwriting expenses, and ceding commissions adjustments with our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them. Ceding commissions represent adjustments based on actual claim and claim settlement expenses related to premiums ceded in prior years. Under our reinsurance agreements, ceding commission is adjusted to the extent that actual claim and claim settlement expenses vary from levels specified in the agreements.

The following table summarizes policy acquisition costs (000’s):

	Year Ended December 31,

	2000	1999	1998

Commission expense	$7,537	$7,145	$7,171

Premium tax expense	1,933	1,798	1,839

Other policy acquisition costs	4,207	4,847	4,964

Direct policy acquisition costs	13,677	13,790	13,974

Ceding commissions resulting from unpaid claim and claim settlement liability adjustments from 1992 to 1994	460	321	—

Policy acquisition costs	$14,137	$14,111	$13,974

      Policy acquisition costs were $14.1 million in 2000 and 1999 and $14.0 million in 1998. As a percent of gross premiums earned, policy acquisition costs decreased to 14.7% in 2000 from 15.8% in 1999 and 15.5% in 1998. The decrease in 2000 reflects the following:

•	Commission expense decreased to 7.9% of gross premiums earned in 2000 from 8.0% in 1999 and 1998. The decreased commission percent in 2000 is the result of (i) a focus on reducing commissions paid on new business in our non-Minnesota states and (ii) increased renewal premiums on which we pay lower commission rates in all our states. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates continued through early 1999, but have been reduced in the current year. We believe the commission rates we pay are marketplace competitive in all our markets;

•	Premium tax expense remained consistent at 2.0% of gross premiums earned in 2000, 1999 and 1998;

•	Other policy acquisition costs decreased to 4.4% of gross premiums earned in 2000 from 5.4% in 1999 and 5.5% in 1998. Other policy acquisition costs decreased in 2000 from levels in 1999 and 1998 as we focused on improving our underwriting organizational structure resulting in (i) decreased personnel and overhead costs and (ii) decreased spending on marketing programs; and

•	We incurred ceding commission expense totaling $460,000 in 2000 compared to $321,000 in 1999 and no cost in 1998.

2001 Outlook: We expect that policy acquisition costs will stabilize or trend downward as a percent of gross premiums earned in 2001 due to the following:

•	We expect commission expense as a percent of gross premiums earned to decrease slightly in 2001 as we manage our commission structures in our non-Minnesota states and as our renewal premiums, where we pay lower commission rates, increase as a percent of our total premiums in force;

•	We expect premium tax expense as a percent of gross premiums earned to remain consistent with 2000; and

•	We expect that other policy acquisition costs will be consistent with 2000 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs. We also expect that these costs will be offset on a limited basis from increases in operating efficiency and effectiveness during 2001 realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative charges based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

      Our general and administrative expenses decreased to $11.5 million in 2000 from $12.0 million in 1999 and increased slightly from $11.4 million in 1998. As a percent of gross premiums earned, general and administrative expenses decreased to 12.0% in 2000 from 13.5% in 1999 and from 12.6% in 1998. General and administrative expenses continue to be managed aggressively and reduced where appropriate. General and administrative expenses for 1999 include one-time expenses totaling $1.3 million for corporate oversight expenses related to the efforts of the majority shareholders in seeking a buyer for their shares and expenses related to a reorganization effected in the fourth quarter of 1999. General and administrative expenses for 1998 include benefits of $1.1 million recorded in the second quarter of 1998, resulting from the reversal of 1997 accrual for assessments by the Minnesota Insurance Guarantee Association (MIGA), an organization formed to fund Minnesota claims for insolvent insurance companies. MIGA did not assess its members in 2000, 1999 or 1998 for workers’ compensation claim liabilities arising from current or prior insolvencies resulting in the accrual reversals, however, we were assessed $236,000 by non-Minnesota state insurance guarantee associations in 2000. After adjusting for the accrual reversals, general and administrative expenses decreased to 11.8% in 2000 from 12.0% in 1999 and 13.9% in 1998 as a percent of gross premiums earned. These decreases reflect:

•	General and administrative expenses continue to improve as a percent of premiums earned, after adjusting for MIGA accrual reversals and one-time charges. We have aggressively managed personnel and other operating costs and expenses to bring operating expenses more in line with revenues. All expenses continue to be managed aggressively and reduced where appropriate.

•	The reorganization effected in the fourth quarter of 1999 began earlier in 1999 and resulted in a net reduction of thirty-three positions. This reorganization has reduced costs and centralized and strengthened certain processes late in 1999 and throughout 2000.

2001 Outlook: We expect that general and administrative expenses will be affected by the following:

•	We will continue to aggressively manage all operating costs and expenses in 2001;

•	We have no plans to open additional state offices in 2001 and expect that growth in premiums in force will result in additional revenues to cover the fixed costs in all of our states; and

•	We expect to realize additional operational efficiency during 2001 through enhancements to our internal processes and procedures, including changes to our operating structure as well as improvements to our internal proprietary computer systems.

Interest Expense: We incurred interest charges on our $8.0 million Term Loan in 2000 and outstanding Senior Notes in 1999 and 1998.

      We paid interest at rates ranging from 8.68% to 9.34% on the outstanding balance of our Term Loan in 2000 compared to 9.50% on the outstanding balance of our Senior Notes during 1999. Interest expense increased to $667,000 in 2000 from $266,000 in 1999 as we increased our Notes Payable by financing the repurchase of shares from a group headed by our majority shareholder and former Chairman, David C. Prosser through an $8.0 million Term Loan and a $2.0 million Revolving Credit Facility with a bank. The Senior Notes were paid in full in December 1999. No amounts were outstanding under the Revolving Credit Facility in 2000.

      We paid interest at 9.50% on the outstanding balance on our Senior Notes during 1999, and at rates ranging from 9.25% to 9.50 % on Senior Notes in 1998. Interest expense decreased to $266,000 in 1999 from $546,000 in 1998 due to principal payments on the Senior Notes in December 1998.

2001 Outlook: We expect to incur interest charges in 2001 on the outstanding balance of the Term Loan totaling approximately $500,000, decreasing from $667,000 in 2000 as a result of principal payments of $1.0 million in 2000, $1.0 million in January 2001 and an additional $1.0 million through the remainder of 2001 and a decrease in the interest rate to under 9.00%.

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

      Income taxes provided a benefit of $5.7 million in 2000 compared to an expense of $1.9 million in 1999 and a benefit of $4.0 million in 1998. As a percent of (loss) income before income taxes, the income tax (benefit) expense was 37.2% of the loss before income taxes in 2000 compared to 23.8% of income before income taxes in 1999 and 35.8% of the loss before income taxes in 1998. The income tax benefit percent in 2000 has been affected by (i) our loss from operations, (ii) increased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (iii) tax-exempt municipal income.

2001 Outlook: Income tax expense will vary based on (i) the income from operations we recognize for 2001, and will (ii) increase as a percent of income before taxes relative to the statutory effective rate as a result of repositioning our portfolio by selling tax-exempt municipal fixed investments in February 2001 and reinvested the proceeds in taxable securities. The ultimate change is unknown at this time.

INVESTMENTS

Our portfolio of fixed maturity securities at December 31, 2000 included tax-exempt municipal securities (57.5%), U.S. government securities (15.4%), corporate securities (10.6%), mortgage-backed securities (14.4%), and asset- backed securities (2.1%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In February 2001, we repositioned our portfolio by selling our tax-exempt securities and repurchasing taxable fixed maturity investments to increase our after-tax yield. We recognized gains totaling $1.1 million as a result of this repositioning. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

      Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in cash flow will reverse itself in 2001 as we run-off the $25,000 to $300,000 excess of loss reinsurance policy and reimbursements for loss payments to claimants under this contract offset disbursements for premium payments. Our investment portfolio decreased 10.4% or $11.3 million to $96.8 million at December 31, 2000, from $108.1 million at December 31, 1999, as a result of these factors.

      We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carried at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. In 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. Prevailing market interest rates decreased in 2000 resulting in a $309,000 unrealized gain on investments compared to a $4.3 million unrealized loss in 1999.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our unpaid claim and claim settlement expenses represent established, reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred in 2000 and prior years. The reserves are primarily undiscounted; however, we discount reserves for selected claims that have fixed and determinable future payments at 8.0%. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and, accordingly, we supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

      The following table sets forth reserves on a gross (before reinsurance) basis (000’s):

	Year Ended December 31,

	2000	1999	1998

Gross Reserves for Claim and Claim Settlement Expenses:

Gross reserves for claim and claim settlement expenses, beginning of year	$99,831	$97,269	$61,069

Provision increases (decreases) for claim and claim settlement expenses:

Current year	87,202	79,333	78,520

Prior years	17,930	(11,868)	11,444

Total provision	105,132	67,465	89,964

Payments for claim and claim settlement expenses:

Current year	30,189	27,841	25,448

Prior years	45,933	37,062	28,316

Total payments	76,122	64,903	53,764

Gross reserves for claim and claim settlement expenses, end of year	$128,841	$99,831	$97,269

      The following table sets forth reserves on a net (after reinsurance) basis (000’s):

	Year Ended December 31,

	2000	1999	1998

Net Reserves for Claim and Claim Settlement Expenses:

Net reserves for claim and claim settlement expenses, beginning of year	$58,652	$75,866	$55,695

Plus: Deferred retrospective reinsurance gain, beginning of year	1,249	1,989	—

Provision increases (decreases) for claim and claim settlement expenses:

Current year	56,900	52,176	64,315

Prior years	15,929	(8,113)	10,979

Amortization of deferred retrospective reinsurance gain	(400)	(740)	—

Total provision	72,429	43,323	75,294

Payments for claim and claim settlement expenses:

Current year	28,154	26,897	25,397

Prior years	36,331	34,380	27,737

Total payments	64,485	61,277	53,134

Less: Deferred retrospective reinsurance gain, end of year	(849)	(1,249)	(1,989)

Net reserves for claim and claim settlement expenses, end of year	$66,996	$58,652	$75,866

      The following loss reserve development table sets forth the change, over time, of reserves established for claim and claim settlement expenses at the end of the last eight years. The following loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,

	2000	1999	1998	1997	1996	1995	1994

Loss Reserve Development:

Gross reserves for unpaid claim and claim settlement expenses	$128,841	$99,831	$97,269	$61,069	$49,256	$37,138	$28,165

Reinsurance recoverables	61,845	41,179	21,403	5,374	6,183	8,312	13,902

Net reserves for unpaid claim and claim settlement expenses	$66,996	$58,652	$75,866	$55,695	$43,073	$28,826	$14,263

Paid (cumulative) as of:

One year later		$35,932	$34,380	$27,737	$19,439	$8,595	$4,639

Two years later			49,958	42,046	28,173	12,894	6,476

Three years later				49,671	33,438	15,521	7,863

Four years later					36,904	16,869	8,569

Five years later						18,020	9,046

Six years later							9,396

Seven years later

Eight years later

Reserves re-estimated as of:

End of year	$66,996	$58,652	$75,866	$55,695	$43,073	$28,826	$14,263

One year later		74,181	67,753	66,674	39,988	20,751	12,789

Two years later			77,205	61,075	43,484	18,469	9,318

Three years later				68,065	41,451	19,796	8,984

Four years later					45,959	19,389	9,669

Five years later						21,254	9,692

Six years later							10,330

Seven years later

Eight years later

Initial reserves in excess of (less than) re-estimated reserves		$(15,529)	$(1,339)	$(12,370)	$(2,886)	$7,572	$3,933

Amount Percent		(26.5)%	(1.8)%	(22.2)%	(6.7)%	26.3%	27.6%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1993	1992

Loss Reserve Development:

Gross reserves for unpaid claim and claim settlement expenses	$13,279	$2,688

Reinsurance recoverables	9,593	1,886

Net reserves for unpaid claim and claim settlement expenses	$3,686	$802

Paid (cumulative) as of:

One year later	$1,436	$583

Two years later	2,150	678

Three years later	2,348	815

Four years later	2,654	856

Five years later	2,816	925

Six years later	2,847	951

Seven years later	2,932	920

Eight years later		928

Reserves re-estimated as of:

End of year	$3,686	$802

One year later	3,784	1,075

Two years later	3,416	1,008

Three years later	2,782	950

Four years later	2,861	912

Five years later	2,972	949

Six years later	2,927	964

Seven years later	3,106	926

Eight years later		945

Initial reserves in excess of (less than) re-estimated reserves	$580	$(143)

Amount Percent	15.7%	(17.8)%

      The following table is derived from the loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same eight-year period ended December 31, 2000. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimates for the indicated accident year (000’s):

									Cumulative
									Re-estimates
									for each
	Effect of Reserve re-estimates on Calendar Year Operations:								Accident
	2000	1999	1998	1997	1996	1995	1994	1993	Year

Accident Year:

1992	$(19)	$38	(15)	$(37)	$38	$58	$67	$(273)	$(143)

1993	(160)	7	(96)	(42)	596	310	(165)		450

1994	(459)	(68)	(574)	413	2,837	1,106			3,255

1995	(1,227)	430	(642)	1,948	4,604				5,113

1996	(2,643)	1,626	(2,169)	803					(2,383)

1997	(2,482)	3,566	(7,483)						(6,399)

1998	(2,462)	2,514							52

1999	(6,077)								(6,077)

Total	$(15,529)	$8,113	$(10,979)	$3,085	$8,075	$1,474	$(98)	$(273)	$(6,132)

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

      Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for (i) reinsurance, (ii) claim and claim settlement expenses, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Term Loan. We have historically generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect this reduction in cash flow will reverse itself in 2001 as we run-off the $25,000 to $300,000 excess of loss reinsurance policy and reimbursements for loss payments to claimants under this contract offset disbursements for premium payments. Cash generated is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements, tax-exempt municipal securities and corporate securities all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

      Cash used in operating activities in 2000 was $8.9 million. This is primarily a result of an increase of $20.6 million in amounts due from reinsurers, our net loss of $9.7 million, an increase in our deferred income tax asset of $1.4 million, a decrease of $1.0 million in unearned premiums, net of premiums receivable, offset by an increase of $29.0 million in unpaid claim and claim settlement expenses, which are non-cash accruals for future claims and depreciation and amortization expense of $1.4 million. Net cash provided by investing activities was $14.1 million, primarily the result of $14.6 million in proceeds from sales of securities and maturities of $510,000 of investments offset by $964,000 in purchases of furniture and equipment. Net cash used in financing activities was $3.1 million due to $10.3 million in retirement of common stock and payments on notes payable of $1.0 million offset by $8.0 million in proceeds from notes payable and $125,000 resulting from the issuance of common stock under our Employee Stock Purchase Plan.

      Our need for additional capital is primarily the result of regulations that require certain ratios of capital to premiums written. In the future, we expect that our need for additional capital will be primarily related to the growth of our insurance subsidiary and the need to maintain appropriate premium to surplus ratios as defined by state regulatory bodies. As an alternative to raising additional capital, we believe we could secure quota-share or other additional reinsurance that would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements.

      State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 2001, without regulatory approval, is approximately $2.9 million. (See Note 9 of Notes to Consolidated Financial Statements.) ACIC has never paid a dividend to us and we intend to retain capital in the insurance subsidiary.

      On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. Through 1999 we had repurchased 19,500 shares for approximately $87,000. We repurchased an additional 640,000 shares in 2000 for approximately $2.6 million. We repurchased these shares on the open market or through private transactions based upon market conditions and availability. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

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

      An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $4.5 million.

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

IMPACT OF THE YEAR 2000 ON COMPUTER APPLICATIONS

We had no instances of system failure or interrupted operations resulting from our systems or system failures of our significant vendors in 2000 and expect no future problems.

NAIC RISK-BASED CAPITAL STANDARDS

The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require computing a risk-based capital amount that is compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital is substantially in excess of authorized control level risk-based capital.

REGULATION

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 2000, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

      In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The Codification is intended to standardize regulatory accounting and reporting to state insurance departments and is effective January 1, 2001. Statutory accounting principles, however, will continue to be established by individual state laws and permitted practices. The state of Minnesota requires adoption of the Codification for preparing statutory financial statements for financial periods occurring on or after January 1, 2001. We estimate that adoption of the Codification will increase our statutory capital and surplus by approximately $2.9 million on January 1, 2001.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is effective January 1, 2001 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. We expect that adoption of the new standard will not affect our results of operations or financial position.

FORWARD LOOKING STATEMENTS

Information included in this annual report which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to accurately predict claim development; (ii) our ability to manage both our existing claims and new claims in an effective manner; (iii) our experience with claims frequency and severity; (iv) our ability to retain our existing customers at favorable premium rates when their policies renew; (v) competition from traditional workers’ compensation insurance carriers; (vi) our ability to further penetrate our existing markets; (vii) general economic and business conditions; (viii) our ability to maintain our A.M. Best rating; (ix) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; and (x) interest rate changes. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our future performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information with respect to Disclosures about Market Risk is contained in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” under Item 7 of this Report of Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

      We have audited the accompanying consolidated balance sheets of RTW, Inc. and subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 5, the establishment of claim and claim settlement expense reserves is an inherently uncertain process.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 9, 2001
(March 28, 2001 as to Note 6)

RTW, INC.
Consolidated Balance Sheets
December 31, 2000 and 1999
(In Thousands, Except Share Data)

	2000	1999

ASSETS

Investments at fair value, amortized cost of $96,521 and $112,334	$96,830	$108,064

Cash and cash equivalents	2,427	302

Accrued investment income	1,266	1,475

Premiums receivable, less allowance of $569 and $519	10,126	9,435

Reinsurance recoverables:

On unpaid claim and claim settlement expenses	61,845	41,179

On paid claim and claim settlement expenses	2,295	2,323

Deferred policy acquisition costs	1,351	1,487

Furniture and equipment, net	3,590	3,881

Other assets	14,805	8,365

Total assets	$194,535	$176,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$128,841	$99,831

Unearned premiums	12,455	12,766

Accrued expenses and other liabilities	7,503	8,349

Notes payable	7,000	—

Total liabilities	155,799	120,946

Shareholders’ equity:

Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—

Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—

Common stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,293,000 and 12,312,000 shares	20,665	30,808

Retained earnings	17,867	27,575

Accumulated other comprehensive income (loss)	204	(2,818)

Total shareholders’ equity	38,736	55,565

Total liabilities and shareholders’ equity	$194,535	$176,511

      See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Operations
Years Ended December 31, 2000, 1999 and 1998
(In Thousands, Except Share and Per Share Data)

	2000	1999	1998

Revenues:

Gross premiums earned	$95,878	$89,226	$89,881

Premiums ceded	(17,724)	(18,008)	(8,489)

Premiums earned	78,154	71,218	81,392

Investment income	5,752	6,510	7,714

Net realized investment (losses) gains:

Realized investment gains	26	108	1,591

Realized investment losses	(633)	(24)	(545)

Net realized investment (losses) gains	(607)	84	1,046

Total revenues	83,299	77,812	90,152

Expenses:

Claim and claim settlement expenses	72,429	43,323	75,294

Policy acquisition costs	14,137	14,111	13,974

General and administrative expenses	11,513	12,021	11,369

Total expenses	98,079	69,455	100,637

(Loss) income from operations	(14,780)	8,357	(10,485)

Interest expense	667	266	546

(Loss) income before income taxes	(15,447)	8,091	(11,031)

Income tax (benefit) expense	(5,739)	1,924	(3,950)

Net (loss) income	$(9,708)	$6,167	$(7,081)

(Loss) income per share:

Basic (loss) income per share	$(0.89)	$0.50	$(0.59)

Diluted (loss) income per share	$(0.89)	$0.50	$(0.59)

Weighted average shares outstanding:

Basic shares outstanding	10,855,000	12,291,000	11,927,000

Diluted shares outstanding	10,855,000	12,360,000	11,927,000

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

				Accumulated
				Other
		Comprehensive		Comprehensive	Total
	Common	Income	Retained	Income	Shareholders'
	Stock	(Loss)	Earnings	(Loss)	Equity

Balance at January 1, 1998	$28,976		$28,489	$892	$58,357

Comprehensive loss:

Net loss	—	$(7,081)	(7,081)	—	(7,081)

Other comprehensive income, net of tax:

Change in unrealized investment gains	—	867	—	867	867

Comprehensive loss		$(6,214)

Non-qualified stock options exercised	167		—	—	167

Incentive stock options exercised	166		—	—	166

Issuance of common shares	30		—	—	30

Issuance of shares under ESPP	199		—	—	199

Retirement of common stock	(87)		—	—	(87)

Balance at December 31, 1998	29,451		21,408	1,759	52,618

Comprehensive income:

Net income	—	$6,167	6,167	—	6,167

Other comprehensive loss, net of tax:

Change in unrealized investment losses	—	(4,577)		(4,577)	(4,577)

Comprehensive income		$1,590

Non-qualified stock options exercised	1,172		—	—	1,172

Incentive stock options exercised	80		—	—	80

Issuance of shares under ESPP	105		—	—	105

Balance at December 31, 1999	30,808		27,575	(2,818)	55,565

Comprehensive income:

Net loss	—	$(9,708)	(9,708)	—	(9,708)

Other comprehensive income, net of tax:

Change in unrealized investment gains	—	3,022		3,022	3,022

Comprehensive loss		$(6,686)

Retirement of common stock	(10,268)		—	—	(10,268)

Issuance of shares under ESPP	125		—	—	125

Balance at December 31, 2000	$20,665		$17,867	$204	$38,736

      See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998

Cash flows from operating activities:

Net (loss) income	$(9,708)	$6,167	$(7,081)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Net realized investment losses (gains)	607	(84)	(1,046)

Depreciation and amortization	1,397	1,382	1,341

Deferred income taxes	(1,371)	764	(2,239)

Changes in assets and liabilities:

Amounts due from reinsurers	(20,638)	(21,232)	(14,164)

Unpaid claim and claim settlement expenses	29,010	2,562	36,200

Unearned premiums, net of premiums receivable	(1,002)	(3,142)	(1,344)

Other, net	(7,167)	3,313	(1,849)

Net cash (used in) provided by operating activities	(8,872)	(10,270)	9,818

Cash flows from investing activities:

Maturities of investments	510	1,915	2,000

Purchases of available-for-sale investments	—	(11,239)	(77,594)

Proceeds from sales of available-for-sale investments	14,594	20,912	63,522

Purchases of furniture and equipment	(964)	(573)	(819)

Net cash provided by (used in) investing activities	14,140	11,015	(12,891)

Cash flows from financing activities:

Proceeds from notes payable	8,000	—	—

Payments on notes payable	(1,000)	(2,500)	(2,500)

Stock options and warrants exercised	—	1,252	333

Issuance of common stock under ESPP	125	105	199

Issuance of common stock	—	—	30

Retirement of common stock	(10,268)	—	(87)

Net cash used in financing activities	(3,143)	(1,143)	(2,025)

Net increase (decrease) in cash and cash equivalents	2,125	(398)	(5,098)

Cash and cash equivalents at beginning of year	302	700	5,798

Cash and cash equivalents at end of year	$2,427	$302	$700

Supplemental disclosure of cash flow information:

Cash paid (received) during the year for:

Interest	$458	$238	$546

Income tax payments (refunds)	$802	$(1,312)	$488

      See notes to consolidated financial statements.

RTW, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999, and 1998

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – RTW, Inc. (RTW) provides workers’ compensation insurance coverage to employers through its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC). Collectively, “we,” “our” and “us” will refer to these entities in these “Notes to Consolidated Financial Statements.”

      We benefit from our ability to reduce workers’ compensation costs and provide employers the ability to control their workers’ compensation programs. We are domiciled in Minnesota and were licensed in Minnesota, Colorado, Missouri, Michigan, Massachusetts, Illinois, Kansas, Connecticut, Wisconsin, Rhode Island, Florida, Iowa, Indiana, Arkansas, Pennsylvania, Tennessee, South Dakota, Maryland, Georgia, New Jersey, North Carolina, Texas and Oklahoma at December 31, 2000. We are also licensed to write workers’ compensation insurance coverage for companies covered under the Longshoreman’s Act. We wrote policies primarily in Minnesota, Colorado, Missouri, Illinois, Kansas, Michigan, Massachusetts, Connecticut and Wisconsin during 2000. We operate in a single business segment, workers’ compensation insurance.

      The following explain the accounting policies we use to arrive at some of the more significant amounts in our financial statements.

Accounting Principles – We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

Consolidation – Our consolidated financial statements include RTW and ACIC. We eliminate all inter-company accounts and transactions in consolidation.

Use of Estimates – We make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date and the recorded amounts of revenues and expenses during the reporting period. Our most significant estimates are those relating to our unpaid claim and claim settlement expenses and accrual for premium adjustments. We continually review our estimates and assumptions and make adjustments as necessary, but actual results could vary significantly from these estimates.

Investments – We invest entirely in fixed maturity investments and classify our investments as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Available-for-Sale Investments: We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to income tax considerations, changes in interest rates, prepayment risk and funding sources or terms, or to address liquidity needs. Our available-for-sale investments are carried at fair value with changes in unrealized gains or losses, net of deferred taxes, reported as other comprehensive income or loss. The fair values of our investments are determined based upon quoted market prices as obtained through commercial pricing services or brokers who provide estimated fair values.

Realized Investment Gains and Losses: Net realized investment gains and losses are identified separately in our Consolidated Statements of Operations. Cost of investments sold is determined by the specific identification method.

      We continually monitor the difference between investment cost and fair value for each of our securities. If any security experienced a decline in value that is determined to be other than temporary, we would reduce the security’s carrying value for the decline and record a realized loss in the Consolidated Statements of Operations. We recorded $500,000 against a security whose decline in value was determined to be other than temporary in 2000. No securities were reduced for declines in fair value in 1999 or 1998.

Cash and Cash Equivalents – We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments – A number of our significant assets and liabilities (including deferred policy acquisition costs, reinsurance recoverables, furniture and equipment, and unpaid claim and claim settlement expenses) are not considered financial instruments for disclosure purposes. Our premiums receivable and other assets and liabilities which are considered financial instruments are generally of a short term nature. Our term loan bears a floating interest rate. The carrying values of these instruments approximate their fair values. The carrying values and fair values of investments are disclosed in Note 3.

Deferred Policy Acquisition Costs – The costs directly related to writing an insurance policy are referred to as policy acquisition costs and consist of commissions, state premium taxes and other direct underwriting expenses. Although these costs arise when we issue a policy, we defer certain costs, principally commissions and state premium taxes, and amortize these costs to expense as premium revenue is recognized.

      If deferred policy acquisition costs were to exceed the sum of unearned premiums and related anticipated investment income less expected claim and claim settlement expenses, we would immediately expense the excess costs.

Depreciation – We depreciate furniture and equipment on a straight-line basis over the estimated useful lives of the assets (five to ten years). Accumulated depreciation was $5,100,000 at December 31, 2000 and $3,879,000 at December 31, 1999.

Unpaid Claim and Claim Settlement Expenses – Claim expenses refer to amounts that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, as “Claim and claim settlement expenses” in the Consolidated Statements of Operations.

      Our “Unpaid claim and claim settlement expenses” represent reserves established for the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred on or prior to each balance sheet date. The reserves are primarily undiscounted; however, we discounted selected claims that have fixed or determinable future payments by $1,441,000 in 2000 and $2,873,000 in 1999 after applying an 8% discount factor. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported. Our estimates consider such variables as past loss experience, current claim trends and prevailing social, economic and legal environments. We have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses due to commencing operations in 1992 and supplement our experience with external industry data, as adjusted to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

Premiums Earned – Premiums on workers’ compensation insurance policies are our largest source of revenue. We record premiums written on an installment basis, matching billing to the policyholder, and earn premiums on a daily basis over the life of each insurance policy. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit employer payrolls for the policy period and adjust the estimated payroll to its actual value. The result is a “final audit” adjustment recorded to premiums earned when the adjustment becomes known. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

Effect of Recent Accounting Pronouncements – The Financial Accounting Standards Board has issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is effective January 1, 2001 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. We expect that adoption of the new standard will not affect our results of operations or financial position.

Note 2 – INCOME PER SHARE

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

      The following is a reconciliation of the numerators and denominators of basic and diluted (loss) income per share:

	2000	1999	1998

Net (loss) income (000’s)	$(9,708)	$6,167	$(7,081)

Basic weighted average shares outstanding	10,855,000	12,291,000	11,927,000

Effect of dilutive stock options	—	69,000	—

Diluted weighted average shares outstanding	10,855,000	12,360,000	11,927,000

Basic (loss) income per share	$(0.89)	$0.50	$(0.59)

Diluted (loss) income per share	$(0.89)	$0.50	$(0.59)

      Options to purchase 1,168,000 shares of common stock at prices ranging from $2.67 to $19.33 were outstanding during 2000 but excluded from the computation of diluted IPS due to our 2000 net loss. Diluted weighted average shares outstanding would have increased by 16,000 shares had these shares not been anti-dilutive in the computation.

      Options to purchase 1,895,000 shares of common stock at prices ranging from $2.00 to $28.75 were outstanding during 1998 but excluded from the computation of diluted IPS due to our 1998 net loss. Diluted weighted average shares outstanding would have increased by 219,000 shares had these shares not been anti-dilutive in the computation.

Note 3 – INVESTMENTS

Valuation of Investments - The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2000	Cost	Gains	Losses	Value

Tax-exempt municipal securities	$55,450	$377	$(147)	$55,680

U.S. government securities	14,568	326	—	14,894

Corporate securities	10,514	11	(210)	10,315

Asset-backed securities	2,000	3	—	2,003

Mortgage-backed securities	13,989	86	(137)	13,938

Total investments	$96,521	$803	$(494)	$96,830

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
1999	Cost	Gains	Losses	Value

Tax-exempt municipal securities	$63,104	$17	$(2,267)	$60,854

U.S. government securities	15,665	19	(578)	15,106

Corporate securities	15,462	3	(845)	14,620

Asset-backed securities	2,000	—	(20)	1,980

Mortgage-backed securities	16,103	—	(599)	15,504

Total investments	$112,334	$39	$(4,309)	$108,064

Statutory Deposits – Included in investments are U.S. government securities on deposit with various regulatory authorities, as required by law, with a fair value of $12,223,000 and $3,452,000 at December 31, 2000 and 1999, respectively.

Fixed Maturities by Maturity Date – The following table presents the amortized cost and fair value of investments by contractual maturity at December 31, 2000. Actual maturities may differ from those stated as a result of calls and prepayments (000’s):

		Estimated
	Amortized	Fair
Maturing:	Cost	Value

One year or less	$1,464	$1,466

Over one year through five years	53,741	54,106

Over five years through ten years	9,735	9,621

Over ten years	17,592	17,699

Mortgage-backed securities with various maturities	13,989	13,938

Total investments	$96,521	$96,830

Investment Income - Investment income includes income from the following sources (000’s):

	2000	1999	1998

Fixed maturity investments	$5,519	$6,318	$6,995

Short-term investments	185	133	506

Other	48	59	213

Investment income	$5,752	$6,510	$7,714

Note 4 – REINSURANCE

Our financial statements reflect the effects of ceded reinsurance transactions. The primary purpose of ceded reinsurance is to protect us from potential losses in excess of the level that we are willing to accept.

      We report reinsurance related balances on a “gross” basis on the balance sheet, resulting in reinsurance recoverable amounts on paid and unpaid claim and claim settlement expenses recorded as assets. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policy.

      We ceded Minnesota claims in excess of $310,000, $290,000 and $280,000 per occurrence during 2000, 1999 and 1998, respectively, to the Minnesota Workers’ Compensation Reinsurance Association (WCRA). In our non-Minnesota states, our per-incident exposure was $300,000 in 2000 and 1999 and $500,000 in 1998. We purchased this non-Minnesota coverage from a single reinsurer.

      For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $849,000 at December 31, 2000. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however the policy remains effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing in 2001 will not be covered under this lower level excess of loss reinsurance policy.

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

	2000	1999

Excess of loss reinsurance through various reinsurers	$61,223	$40,830

Quota-share reinsurance for 1992 to 1994 through a single reinsurer	622	349

Reinsurance recoverable on unpaid claim and claim settlement expenses	$61,845	$41,179

      The effect of ceded reinsurance on premiums written and claim and claim settlement expenses are as follows (000’s):

	2000	1999	1998

Premiums written:

Direct	$95,566	$88,966	$89,328

Ceded	(17,724)	(18,008)	(8,489)

Net premiums written	$77,842	$70,958	$80,839

Claim and claim settlement expenses:

Direct	$105,133	$67,465	$90,011

Ceded	(32,704)	(24,142)	(14,717)

Net claim and claim settlement expenses	$72,429	$43,323	$75,294

The reinsurance recoverable on paid claim and claim settlement expenses consists primarily of receivables from paid claim and claim settlement expenses at December 31, 2000 and 1999.

Note 5 – UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

As described in Note 1, we establish unpaid claim and claim settlement expense reserves on reported and unreported claims for insured losses. The establishment of appropriate reserves is an inherently uncertain process. Furthermore, estimating ultimate reserves is difficult due to our relatively limited historical claim data and small claim population. Estimates are further complicated by the extended periods of time, which elapse between the date the loss occurs and the date the loss is reported and ultimately settled. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting adjustments, which may be material, are reflected in current operations.

      The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000’s):

	2000	1999	1998

Balance at January 1	$99,831	$97,269	$61,069

Less reinsurance recoverables	(41,179)	(21,403)	(5,374)

Plus deferred gain on retrospective reinsurance	1,249	1,989	—

Net balance at January 1	59,901	77,855	55,695

Incurred related to:

Current year	56,900	52,176	64,315

Prior years	15,929	(8,113)	10,979

Amortization of deferred retrospective reinsurance gain	(400)	(740)	—

Total incurred	72,429	43,323	75,294

Paid related to:

Current year	28,154	26,897	25,397

Prior years	36,331	34,380	27,737

Total paid	64,485	61,277	53,134

Net balance at December 31	67,845	59,901	77,855

Plus reinsurance recoverables	61,845	41,179	21,403

Plus deferred gain on retrospective reinsurance	(849)	(1,249)	(1,989)

Balance at December 31	$128,841	$99,831	$97,269

      Changes in estimates of unpaid claim and claim settlement expenses for prior years increased the provision for claim and claim settlement expenses by $15,929,000 in 2000, decreased the provision for claim and claim settlement expenses by $8,113,000 in 1999 and increased the provision for claim and claim settlement expenses by $10,979,000 in 1998.

Note 6 – NOTES PAYABLE

In March 2000, we borrowed $8,000,000 under a term loan agreement to fund the repurchase of common stock from certain shareholders of the company and simultaneously entered into a $2,000,000 revolving credit facility to be used for general corporate purposes. We paid $1,000,000 in principal on the term loan in 2000. The term loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the term loan (adjusted LIBOR was 9.34% at December 31, 2000).

      At December 31, 2000, we failed to meet certain financial covenants related to the term loan and credit facility. The term loan and revolving credit facility agreement was amended in March 2001. Under the amendment, term loan principal payments were accelerated and the revolving credit facility was terminated in return for waivers of and amendments to the financial covenants under the term loan agreement. As a result, we paid an additional $1,000,000 in principal on January 31, 2001. We believe that we will be in compliance with the amended financial covenants throughout 2001. No funds were outstanding under the revolving credit facility during 2000.

      The amended term loan requires principal payments as follows (000’s):

December 31,
2001	$2,000

2002	2,400

2003	2,600

      The amended term loan is collateralized by the stock of ACIC and is subject to restrictive financial covenants that require maintaining minimum financial ratios, including (i) debt coverage, (ii) net worth, (iii) statutory surplus, (iv) net earnings, (v) risk based capital, (vii) A.M. Best Rating, and (viii) investment grade ratios. The agreement also restricts dividends, purchases, and redemptions or retirements of common stock.

      We paid our outstanding unsecured Senior Notes in full in December 1999. Interest was paid monthly at 9.5% in 1999 and at rates ranging from 9.25% to 9.5% in 1998.

Note 7 – INCOME TAXES

We compute our deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using presently enacted tax rates. Deferred tax assets are recognized for tax credit and net operating loss carry-forwards, reduced by a valuation allowance which is established when “it is more likely than not” that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Income tax (benefit) expense consists of the following (000’s):

	2000	1999	1998

Current:

Federal	$(320)	$1,056	$(1,568)

State	100	104	(143)

Total current tax (benefit) expense	(220)	1,160	(1,711)

Deferred:

Federal	(5,558)	1,031	(2,218)

State	39	(267)	(21)

Total deferred tax (benefit) expense	(5,519)	764	(2,239)

Income tax (benefit) expense	$(5,739)	$1,924	$(3,950)

      Our income tax (benefit) expense differs from the federal statutory rate as follows (000’s):

	2000	1999	1998

Federal income tax (benefit) expense at 35%	$(5,406)	$2,832	$(3,861)

Increase (reduction) in income tax (benefit) expense resulting from:

State income taxes, net of federal income tax benefit	58	23	8

Tax-exempt investment income	(814)	(930)	(486)

Prior year tax return adjustments	—	—	301

Other	423	(1)	88

Income tax (benefit) expense	$(5,739)	$1,924	$(3,950)

      Differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years are called temporary differences. The tax effects of temporary differences that gave rise to net deferred tax asset balances, included within other assets, are as follows (000’s):

	2000	1999

Unpaid claim and claim settlement expenses	$4,465	$3,739

Net operating loss carry-forward	4,148	—

Unrealized loss on securities	—	1,452

Accrued second injury funds	1,466	1,165

Unearned premiums	1,309	894

Retrospective reinsurance	297	437

AMT credit carry-forward	56	280

Other	504	305

Deferred tax assets	12,245	8,272

Unrealized gain on securities	(105)	—

Deferred policy acquisition costs	(473)	(521)

Depreciation	(408)	(454)

Deferred tax liabilities	(986)	(975)

Net deferred tax assets	$11,259	$7,297

      We have net operating loss carry-forwards available totaling approximately $12.2 million, which expire in 2020. No valuation allowance was provided against the deferred tax assets recorded in 2000 or 1999, as we expect to generate sufficient taxable income in the future to offset reversing temporary differences.

      Income taxes receivable at December 31, 2000 and 1999 were approximately $1,715,000 and $674,000, respectively.

Note 8 – EMPLOYEE BENEFITS AND PLANS

Stock Based Compensation – We account for our stock-based compensation plans, the RTW, Inc. 1995 Employee Stock Purchase Plan and Trust (ESPP) and the 1994 Stock Plan, using Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

1995 Employee Stock Purchase Plan – The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In May 1998, the shares reserved for distribution under the plan were increased from 75,000 to 200,000 shares. The ESPP terminates in ten years and will be carried out in phases, each consisting of one year or a different period of time approved by the Board of Directors. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase in the most recent three years completed through 2000:

	Shares	Purchase
Phase:	Purchased	Price

Beginning April 1997, expiring April 1998	28,139	$7.07

Beginning April 1998, expiring April 1999	27,143	$3.88

Beginning April 1999, expiring April 2000	39,154	$3.19

The fifth one-year phase began in April 2000 and expires in April 2001.

      Our liability for employee contributions withheld at December 31, 2000 and 1999 for the purchase of shares in April 2001 and April 2000 under the ESPP was $72,000 and $145,000, respectively.

1994 Stock Plan – The 1994 Stock Plan provides for awards of qualified and non-qualified stock options. In July 1998, the Board of Directors increased the shares reserved for distribution under the plan to 2,000,000. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board of Directors or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant.

      Options granted, exercised, canceled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified

		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price

Balance, January 1, 1998	319,250	$10.21	513,750	$6.90

Granted	974,122	6.53	—	—

Exercised	(37,650)	2.69	—	—

Canceled	(151,806)	12.22	(42,855)	6.75

Balance, December 31, 1998	1,103,916	6.94	470,895	6.91

Granted	187,672	6.28	55,556	4.50

Exercised	(30,000)	2.67	—	—

Canceled	(238,052)	8.08	—	—

Balance, December 31, 1999	1,023,536	6.68	526,451	6.66

Granted	155,500	5.13	—	—

Canceled	(537,583)	6.71	—	—

Balance, December 31, 2000	641,453	$6.28	526,451	$6.66

      Each of the qualified stock options expires ten years from the date of grant and substantially all are subject to continued employment with us. Each of the non-qualified options expires ten years from the date of grant. Certain of the options are subject to vesting provisions that restrict exercise of the option.

The following table summarizes the options outstanding and exercisable at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
	Number			Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Price Range	Options	Life	Price	Options	Price

Qualified stock options:

$ 4.38 - $ 5.44	340,944	8.6years	$4.85	85,999	$4.57

7.00 - 9.00	280,259	7.2years	7.55	211,468	7.63

10.75 - 19.33	20,250	5.8years	12.78	13,500	13.31

$ 4.38 - $19.33	641,453	7.9years	$6.28	310,967	$7.03

Non-qualified stock options:

$ 2.67 - $ 4.50	59,306	8.0years	$4.38	37,084	$4.31

6.75 - 15.88	467,145	6.9years	6.95	467,145	6.95

$ 2.67 - $15.88	526,451	7.0years	$6.66	504,229	$6.75

Non-Qualified Common Stock Options - Certain non-qualified options were issued prior to the onset of the 1994 Stock Plan. Non-qualified options exercised and outstanding are as follows:

			Weighted
			Average
	Option	Exercise	Exercise
	Shares	Price	Price

Balance, January 1, 1998	363,500	$2.00	$2.00

Exercised in 1998	(43,500)	2.00	2.00

Balance, December 31, 1998	320,000	2.00	2.00

Exercised in 1999	(320,000)	2.00	2.00

Balance, December 31, 1999 and 2000	—	—	—

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

	2000	1999	1998

Net (loss) income:

As reported	$(9,708)	$6,167	$(7,081)

Pro forma	$(10,507)	$5,060	$(7,995)

Basic (loss) net income per share:

As reported	$(0.89)	$0.50	$(0.59)

Pro forma	$(0.97)	$0.41	$(0.67)

Dilutive (loss) net income per share:

As reported	$(0.89)	$0.50	$(0.59)

Pro forma	$(0.97)	$0.41	$(0.67)

      The weighted average fair value of options granted under the ESPP and 1994 Stock Plan during 2000, 1999 and 1998 is estimated at $2.24, $2.53 and $3.14, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 64.6% in 2000, 64.3% in 1999 and 71.0% in 1998; risk-free interest rates ranging from 4.51% to 7.70%; and an expected life of 1 to 5 years.

Employee Contract - We entered into a three-year employment agreement with our President and Chief Executive Officer beginning January 15, 1998. Under this agreement, he receives a base salary of $400,000, subject to review annually for increase by our Board of Directors. In addition to base salary, he is eligible for bonuses, reimbursements and fringe benefits including a $1,000,000 term life insurance policy and an additional payment sufficient to reimburse him for a long-term disability policy paying monthly benefits of $5,000. We also provide him with health, dental, life and disability insurance consistent with that provided to other officers and employees. Under this agreement, we have agreed to indemnify him for his actions on behalf of us. In October 2000, we entered into a supplemental agreement with him under which he agreed to continue to serve in his current capacities until June 30, 2001 and we agreed to pay him “stay bonuses” of $200,000 on January 15, 2001 and $100,000 on June 30, 2001.

Combined Retirement Plan - In January 1998, we combined our 401(K) Retirement Plan and Employee Stock Ownership Plan (ESOP) into a single retirement plan, the KSOP. The KSOP retains the features of each separate component except for eligibility and vesting provisions. Under the plan, employees become eligible to participate in the plan on the first day of the month after beginning employment and attaining age 21.

401(K) Retirement Component – We sponsor a defined contribution retirement component under Section 401(K) of the Internal Revenue Code for eligible employees. Our contributions are discretionary and are based on contributions made by employees. Expense recognized for 2000, 1999 and 1998 was $152,000, $151,000 and $140,000, respectively.

Employee Stock Ownership Component – We maintain an ESOP for our qualified employees. Our contributions are discretionary. We may contribute cash or shares of our common stock. No expense was recorded in 2000, 1999 or 1998.

Other Employee Benefit Plans - We maintained bonus plans in 2000, 1999 and 1998 under which all employees, including officers, were eligible for a bonus based, in part, on our operating results. These bonuses aggregated $951,000, $544,000 and $267,000 in 2000, 1999 and 1998, respectively.

Note 9 – SHAREHOLDERS’ EQUITY

On September 15, 1998, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $4,000,000 of RTW, Inc. common stock. We may repurchase shares on the open market or through private transactions depending upon market conditions and availability. Through December 31, 2000 we had repurchased 659,500 shares for $2,660,000. We will use the repurchased shares for employee stock option and purchase plans and other corporate purposes.

      On March 28, 2000, we repurchased 1,418,570 shares from a group consisting of David C. Prosser, RTW’s founder and a director, certain members of his family, and J. Alexander Fjelstad, a former director and former executive of RTW (together, the “Prosser Selling Group”). We paid $5.19 per share, as well as legal and other costs, totaling approximately $7.7 million to repurchase the shares. After completing the transaction, the combined ownership of Mr. Prosser, members of his family and Mr. Fjelstad was reduced from approximately 52% to 46%.

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

Shareholder Rights Plan - In April 1997, we adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record at the close of business on June 30, 1997. The rights become exercisable only after any person or group (the “Acquiring Person”) becomes the beneficial owner of 15% or more of the voting power of our common stock. Certain shares held by our former Chairman and his wife are excluded from the computation for determining whether a person is an Acquiring Person. Each right entitles its registered holder to purchase from us one one-hundredth share of a new Series A Junior Participating Preferred Stock, no par value, at a price of $85 per one one-hundredth share, subject to adjustment. If any Acquiring Person acquires beneficial ownership of 15% or more of our voting power, each right will entitle its holder (other than such Acquiring Person) to purchase, at the then current purchase price of the right, that number of shares of our common stock having a market value of two times the purchase price of the right, subject to certain possible adjustments. In addition, if we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the then current purchase price of the right, that number of common shares of the acquiring company having a market value of two times the purchase price of the right. Following the acquisition of a beneficial ownership of 15% or more of our outstanding common stock by any Acquiring Person and prior to an acquisition by any Acquiring Person of 50% or more of our outstanding common stock, our Board of Directors may exchange the outstanding rights (other than rights owned by such Acquiring Person), in whole or in part, at an exchange ratio of one share of common stock, or one one-hundredth share of Preferred Stock (or equivalent securities) per right, subject to adjustment. We may redeem the rights, in whole, at $.001 per right, at any time prior to an acquisition by any Acquiring Person of 15% or more of our outstanding common stock and prior to the expiration of the rights. The rights expire on April 17, 2007, unless extended or earlier redeemed by us.

Dividend Restrictions - Dividends are paid as determined by our Board of Directors. No dividends have ever been paid by us.

      Our ability to pay cash dividends to shareholders may depend upon the amount of dividends received from our insurance subsidiary. ACIC’s ability to pay dividends is restricted by law or subject to approval of the insurance regulatory authorities of Minnesota.

      Under Minnesota insurance law regulating the payment of dividends by ACIC, any such payments must be an amount deemed prudent by ACIC’s Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (Commissioner), must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus that is attributable to unrealized capital gains. Further, without approval of the Commissioner, ACIC may not pay a dividend in any calendar year which, when combined with dividends paid in the preceding twelve months, exceeds the greater of (i) 10% of ACIC’s statutory capital and surplus at the prior year end or (ii) 100% of ACIC’s statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 2001, dividends in excess of $2,930,000 would require prior consent of the Commissioner.

Statutory Surplus and Statutory Net Income (Loss) – Our insurance subsidiary is required to file financial statements with state regulatory agencies. The accounting principles used to prepare the statutory financial statements follow prescribed accounting practices that differ from GAAP. Statutory policyholders’ surplus at December 31, 2000 and 1999, and statutory net (loss) income for the years ended December 31, 2000, 1999 and 1998 are as follows (000’s):

	Statutory	Statutory Net
	Policyholders'	Income
	Surplus	(Loss)

2000	$29,303	$(16,600)

1999	46,048	5,544

1998		(6,767)

      In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The Codification is intended to standardize regulatory accounting and reporting to state insurance departments and is effective January 1, 2001. Statutory accounting principles, however, will continue to be established by individual state laws and permitted practices. The state of Minnesota requires adoption of the Codification for preparing statutory financial statements for financial periods occurring on or after January 1, 2001. We estimate that adoption of the Codification will increase our statutory capital and surplus by approximately $2.9 million on January 1, 2001.

Note 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases – We conduct our operations in leased office facilities under operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.

      Future minimum (base) rental payments required under the leases, as of December 31, 2000, are as follows (000’s):

2001	$1,364

2002	1,078

2003	432

2004	443

2005	311

Thereafter	27

$3,655

      Rent expense, including contingent rentals, was $2,118,000, $2,124,000 and $2,181,000 for 2000, 1999 and 1998, respectively.

      In the ordinary course of administering our workers’ compensation management program, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any legal or administrative claims that we believe are likely to have a material adverse effect our financial condition or results of operations.

      In certain locations, we have an agreement under which another insurance company writes policies on our behalf and cedes 100% of the risk to us through a reinsurance treaty. In connection with this agreement, in February 2001 we provided this insurer with an irrevocable letter of credit totaling $2,118,000 to indemnify them for incurred losses.

Note 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Our comprehensive (loss) income includes only unrealized gains and losses on investments classified as available-for-sale. Changes in accumulated other comprehensive (loss) income and other comprehensive (loss) income were as follows (000’s):

	2000	1999	1998

Accumulated other comprehensive (loss) income, beginning of year	$(2,818)	$1,759	$892

Changes in comprehensive (loss) income arising during the year:

Unrealized investment gains (losses)	3,972	(6,893)	2,339

Less: Adjustment for net realized investment (losses) gains	(607)	84	1,046

Change in net unrealized investment gains (losses)	4,579	(6,977)	1,293

Income tax expense (benefit)	1,557	(2,400)	426

Other comprehensive income (loss) for the year	3,022	(4,577)	867

Accumulated other comprehensive income (loss), end of year	$204	$(2,818)	$1,759

Note 12 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following tables present unaudited quarterly results of operations for the eight quarters ended December 31, 2000:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000	(In thousands, except per share data)
Premiums in force	$90,500	$88,600	$88,900	$99,400

Revenues:

Gross premiums earned	$23,135	$25,222	$22,563	$24,958

Premiums ceded	(4,478)	(4,410)	(4,309)	(4,527)

Premiums earned	18,657	20,812	18,254	20,431

Investment income	1,527	1,454	1,413	1,358

Net realized investment losses	(26)	(536)	(45)	—

Total revenues	20,158	21,730	19,622	21,789

Expenses:

Claim and claim settlement expenses	11,414	12,586	11,446	36,983

Policy acquisition costs	3,629	3,645	2,911	3,952

General and administrative expenses	2,928	2,927	2,490	3,168

Total expenses	17,971	19,158	16,847	44,103

Income (loss) from operations	$2,187	$2,572	$2,775	$(22,314)

Net income (loss)	$1,597	$1,791	$1,879	$(14,975)

Basic income (loss) per share	$0.13	$0.17	$0.18	$(1.45)

Diluted income (loss) per share	$0.13	$0.17	$0.18	$(1.45)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

1999	(In thousands, except per share data)
Premiums in force	$81,900	$85,900	$85,700	$87,200

Revenues:

Gross premiums earned	$21,314	$21,798	$22,254	$23,860

Premiums ceded	(4,160)	(4,609)	(4,682)	(4,557)

Premiums earned	17,154	17,189	17,572	19,303

Investment income	1,686	1,640	1,588	1,596

Net realized investment gains (losses)	37	65	(18)	—

Total revenues	18,877	18,894	19,142	20,899

Expenses:

Claim and claim settlement expenses	10,804	10,448	11,082	10,989

Policy acquisition costs	3,486	3,523	3,016	4,086

General and administrative expenses	2,987	2,931	2,879	3,224

Total expenses	17,277	16,902	16,977	18,299

Income from operations	$1,600	$1,992	$2,165	$2,600

Net income	$1,233	$1,487	$1,611	$1,836

Basic income per share	$0.10	$0.12	$0.13	$0.15

Diluted income per share	$0.10	$0.12	$0.13	$0.15

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
FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Directors is contained in the Section entitled “Election of Directors” in the Company’s 2001 Proxy Statement and is incorporated herein by reference.

      Information with respect to Executive Officers is included in PART I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      Information required under this item is contained in the Section entitled “Executive Compensation and Other Information” in the Company’s 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this item is contained in the Section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this item is contained in the Section entitled “Certain Transactions” in the Company’s 2001 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Documents filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements of the Company are set forth on pages 25 through 41 of Part II, Item 8 of this Report.

Independent Auditors’ Report

Consolidated Balance Sheets – December 31, 2000 and 1999

Consolidated Statements of Operations – Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows – Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements – Years Ended December 31, 2000, 1999 and 1998

(2) Financial Statement Schedules for the Three Years Ended December 31, 2000

All other schedules are omitted because they are not applicable or the required information is presented in the Financial Statements or the notes thereto.

      (b) Reports on Form 8-K

None.

      (c) Listing of Exhibits (*indicates compensatory plan)

3.1	Amended Articles of Incorporation (1)

3.2	Amended Bylaws (1)

4.1	Form of Rights Agreement dated April 17, 1997 between RTW, Inc. and Norwest Bank Minnesota National Association (2)

10.1*	Employment Agreement Letter dated November 24, 1997 between RTW and Carl B. Lehmann (3)

10.2*	Non-Qualified Stock Option Agreement dated November 24, 1997 between RTW and Carl B. Lehmann (3)

10.3*	Letter Agreement dated January 15, 1998 Amending the Non-Qualified Stock Option Agreement between RTW and Carl B. Lehmann (3)

10.4*	Incentive Stock Option Agreement dated January 15, 1998 between RTW and Carl B. Lehmann (3)

10.5*	Amended RTW, Inc. 1994 Stock Plan (4)

10.6	Contract between RTW and ACIC dated January 1, 1992 (5)

10.7	Service Agreement between RTW and ACIC dated February 1, 1992 (5)

10.8*	Description of the 2001 Performance Bonus Plan

10.9	Reinsurance contract between ACIC and First Excess and Reinsurance Corporation (GE Reinsurance Corporation) effective July 1, 1998 (3)

10.10	Endorsement No. 2 to the reinsurance contract between ACIC and General Reinsurance Corporation (3)

10.11	Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement (3)

10.12	Election form for Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement for 2001

10.13	Standstill and Voting Agreement dated March 6, 2000 between RTW, Inc. and Certain RTW, Inc. shareholders (6)

10.14	Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 31, 2000.

10.14.1	First Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated May 4, 2000.

10.14.2	Second Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 28, 2001.

11	Statement, re: Computation of Net Income (Loss) Per Share

21	Subsidiaries of the Registrant: The Company has one wholly-owned subsidiary, American Compensation Insurance Company, a Minnesota corporation

23	Consent of Deloitte & Touche LLP

24	Power of Attorney, included in Signature page

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-89164).

(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed April 25, 1997 (File No. 0-25508).

(3)	Incorporated by reference to the Company’s 1998 Report on Form 10-K.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-28585).

(5)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 33-2002C).

(6)	Incorporated by reference to the Company’s 1999 Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, INC.
Date:	March 28, 2001	By /s/ Carl B. Lehmann

Carl B. Lehmann
Chairman, President and Chief Executive Officer

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

Date	Signature and Title

March 28, 2001	By /s/ Carl B. Lehmann

Carl B. Lehmann Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 28, 2001	By /s/ Jeffrey B. Murphy

Jeffrey B. Murphy Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

March 28, 2001	By /s/ David C. Prosser

David C. Prosser Director

March 28, 2001	By /s/ David R. Hubers

David R. Hubers Director

March 28, 2001	By /s/ Mark E. Hegman

Mark E. Hegman Director

March 28, 2001	By /s/ Steven M. Rothschild

Steven M. Rothschild Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of RTW, Inc. and subsidiary (the Company) as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 9, 2001 (March 28, 2001 as to Note 6). Our audits also included the consolidated financial statement schedules listed in Item 14(a)(2) of this Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 9, 2001

SCHEDULE I

RTW, INC.
SUMMARY OF INVESTMENTS
December 31, 2000
(In thousands)

			Amount at
			which shown
	Amortized	Fair	in the balance
Type of investment	Cost	Value	sheet

Fixed maturities:

Available-for-sale:

Tax-exempt municipal securities	$55,450	$55,680	$55,680

Corporate securities	10,514	10,315	10,315

Mortgage / asset-backed securities	15,989	15,941	15,941

United States government, government agencies and authorities	14,568	14,894	14,894

Total Investments	$96,521	$96,830	$96,830

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant

Balance Sheets
December 31, 2000 and 1999
(In thousands)

	2000	1999

ASSETS

Cash and cash equivalents	$328	$2

Furniture and equipment, net	3,590	3,881

Investment in and advances to subsidiary	44,757	53,279

Income tax receivable	—	22

Other assets	451	339

	$49,126	$57,523

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued expenses and other liabilities	$3,112	$1,628

Deferred income taxes	278	330

Notes payable	7,000	—

Total liabilities	10,390	1,958

Shareholders’ equity	38,736	55,565

	$49,126	$57,523

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant

Statements of Operations
Years Ended December 31, 2000, 1999, and 1998
(In thousands)

	2000	1999	1998

Revenues:

Intercompany fee income	$27,929	$25,762	$25,262

Investment income	24	15	28

Total revenues	27,953	25,777	25,290

Expenses:

General and administrative expenses	24,180	25,044	25,526

Income (loss) from operations	3,773	733	(236)

Interest expense	667	266	546

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiary	3,106	467	(782)

Income tax expense (benefit)	1,367	(246)	(263)

Income (loss) before equity in undistributed net (loss) income of subsidiary	1,739	713	(519)

Equity in undistributed net (loss) income of subsidiary	(11,447)	5,454	(6,562)

Net (loss) income	$(9,708)	$6,167	$(7,081)

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant

Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998
(In thousands)

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Reconciliation of net (loss) income to net cash provided by operating activities:

Net (loss) income	$(9,708)	$6,167	$(7,081)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	1,295	1,296	1,267

Equity in net loss (income) from subsidiary	11,447	(5,454)	6,562

Deferred income taxes	(52)	(16)	34

Changes in assets and liabilities:

Accrued expenses and other liabilities	1,483	(141)	428

Other, net	2,892	(4,190)	1,359

Net cash provided by (used in) operating activities	7,357	(2,338)	2,569

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in and advances to subsidiary	(2,924)	3,843	(448)

Purchases of furniture and equipment	(964)	(573)	(819)

Net cash (used in) provided by investing activities	(3,888)	3,270	(1,267)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	8,000	—	—

Payments on notes payable	(1,000)	(2,500)	(2,500)

Stock options and warrants exercised	—	1,252	333

Issuance of common stock under ESPP	125	105	199

Proceeds from sales of common stock	—	—	30

Retirement of common stock	(10,268)	—	(87)

Net cash (used in) financing activities	(3,143)	(1,143)	(2,025)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	326	(211)	(723)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2	213	936

CASH AND CASH EQUIVALENTS AT END OF YEAR	$328	$2	$213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:

Interest	$458	$238	$546

Income tax payments (refunds)	$73	$(97)	$16

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant

Notes to Condensed Financial Statements
Years Ended December 31, 2000, 1999 and 1998

NOTE 1 – ACCOUNTING POLICIES

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the RTW, Inc. 2000 Annual Report.

NOTE 2 – RELATED PARTY TRANSACTIONS

RTW provides American Compensation Insurance Company (“ACIC”) with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC’s gross premiums earned each month for these services, which amounted to $9,743,000, $8,934,000 and $8,908,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, RTW receives 15% of ACIC’s gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $18,142,000, $16,771,000 and $16,289,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Amounts due from (to) ACIC related to the above transactions are included in the balance sheet account caption “Investment in and advances to subsidiary” and totaled approximately $4,591,000 and ($1,259,000) at December 31, 2000 and 1999, respectively.

SCHEDULE III

RTW, INC.

SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
(In thousands)

		(Column C)
		Reserves for				Investment
	Deferred	unpaid claim	Discount,			income and
	policy	and claim	if any,			net realized
	acquisition	settlement	deducted in	Unearned	Earned	investment
Year	costs	expenses	column C	premiums	premiums	gains

2000	$1,351	$128,841	$1,441	$12,455	$78,154	$5,077

1999	$1,487	$99,831	$2,873	$12,766	$71,218	$6,521

1998	$1,501	$97,269	$—	$13,027	$81,392	$8,732

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Claim and claim
	settlement expenses		Amortization
	incurred related to:		of deferred	Paid claim
			policy	and claim
	Current	Prior	acquisition	settlement	Premiums
Year	year	years	costs	expenses	written

2000	$56,900	$15,529	$14,137	$64,485	$77,842

1999	$51,436	$(8,113)	$14,111	$61,277	$70,958

1998	$64,315	$10,979	$13,974	$53,134	$80,839

SCHEDULE IV

RTW, INC.

REINSURANCE
Years ended December 31, 2000, 1999 and 1998
(In thousands)

		Premiums earned
					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed
Description	Direct	companies	companies	Net	to net

2000

PREMIUMS - Workers’ Compensation	$95,878	$17,724	$—	$78,154	0.00%

1999

PREMIUMS - Workers’ Compensation	$89,226	$18,008	$—	$71,218	0.00%

1998

PREMIUMS - Workers’ Compensation	$89,881	$8,489	$—	$81,392	0.00%

SCHEDULE V

RTW, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2000, 1999 and 1998
(In thousands)

		Additions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
Description	of period	expenses	accounts	Write-offs	of period

2000

Allowance for Doubtful Accounts	$519	$599	$—	$549	$569

1999

Allowance for Doubtful Accounts	$417	$163	$—	$61	$519

1998

Allowance for Doubtful Accounts	$182	$379	$—	$144	$417