Form 10-K405/A
period 2000-12-31
RTW INC /MN/
filed 2001-04-30
CIK 915781

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

Yes       X        No _______

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

      Pursuant to the terms of the Amended Articles of Incorporation, directors are divided into three classes, with the term of one class expiring each year. As the term of each class expires, the successors to the directors in that class will be elected for a term of three years. The terms of Messrs. Prosser, Hubers and Rothschild expire at the 2001 Annual Meeting of Shareholders, and the terms of Messrs. Lehmann and Hegman expire at the 2002 Annual Meeting of Shareholders. There are currently no directors in the class whose term expires at the 2003 Annual Meeting of Shareholders. Vacancies on the Board of Directors and newly created directorships can be filled by vote of a majority of the directors then in office.

      Information about directors filling unexpired terms is set forth below. Unless otherwise indicated, each continuing director has been engaged in his present occupation as set forth below, or has been an officer with the organization indicated, for more than five years.

	Principal Occupation	Director	Year Current
Name and Age	and Other Directorships	Since	Term Expires

David C. Prosser (76)	Director of the Company; Chairman of the Board for RTW until March 2000; President and Chief Executive Officer of RTW from 1983 until January 1998.	1983	2001

David R. Hubers (58)	Director of the Company; Former President and Chief Executive Officer of American Express Financial Advisors, Inc.; Director of the Investment Company Institute, Carlson School of Management, Chronimed, Lawson Software, the Minnesota Business Partnership, Fairview Hospitals and the United Way.	1998	2001

Steven M. Rothschild (55)	Director of the Company, Founder, President and Chief Executive Officer of Twin Cities RISE!; Director of three companies, the College of St. Benedict and the not-for-profit Minnesota Public Radio; Executive Fellow at the University of St. Thomas School of Business in Minneapolis, Minnesota; former Executive Vice President of General Mills, Inc.	1995	2001

Carl B. Lehmann (47)	Chairman of the Board, President and Chief Executive Officer of the Company since January 15, 1998; President of the Stored Value Group, a division of American Express Travel Related Services, Inc. from 1993 to 1997, Member of the Board of Trustees for Westminster College, Salt Lake City, Utah.	1997	2002

Mark E. Hegman (59)	Director of the Company; Principal of Peninsula Investments, Inc.; Director of various not-for-profit organizations including the Minneapolis Area Red Cross; prior to 1995, owner and President of Minnesota Store Equipment Co.	1995	2002

Information with respect to Executive Officers of the Company was previously included in PART I of the Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company’s knowledge during 2000, all insiders of the Company filed all reports in a timely manner.

Summary of Cash and Certain Other Compensation

      The following table shows, for the fiscal years ending December 31, 2000, 1999, and 1998, the cash compensation paid by the Company, as well as certain other compensation paid or accrued to those years, to Carl B. Lehmann, the Company’s current Chairman of the Board, President and Chief Executive Officer, to David C. Prosser, who served as the Company’s Chairman of the Board until March 28, 2000, and each of four other most highly compensated executive officers of the Company in office at the end of fiscal year 2000 whose total cash compensation exceeded $100,000 during fiscal year 2000 (together with Mr. Lehmann and Mr. Prosser, the “Named Executive Officers”) in all capacities in which they served:

Summary Compensation Table

				Long term
				Compensation
				Awards

		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Options (#)	Compensation (2)

Carl B. Lehmann	2000	$416,000	$—	—	$8,441

Chairman of the Board, President	1999	416,000	—	100,000	56,789

and Chief Executive Officer	1998	384,856	—	42,855	136,844

David C. Prosser	2000	275,000	—	—	—

Former Chairman of the Board,	1999	300,000	94,678	—	—

Director	1998	520,032	—	—	11,458

Jeffrey B. Murphy	2000	148,000	4,252	40,000	2,284

Chief Financial Officer,	1999	112,073	6,255	2,500	1,844

Secretary and Treasurer	1998	100,400	2,249	11,513	1,506

Anthony J. Rotondi	2000	200,000	5,702	—	2,400

Chief Operations Officer	1999	200,000	20,000	—	2,400

	1998	24,080	—	100,000	250

David J. LeBlanc	2000	140,000	3,992	15,000	2,160

Chief Underwriting Officer	1999	122,084	22,040	42,500	1,900

	1998	92,652	9,117	8,870	13,618

Vina L. Marquart	2000	145,200	4,106	2,000	2,222

Vice President —Human Resources	1999	145,200	—	—	2,250

	1998	144,000	—	20,000	2,160

(1)	Bonuses for 2000 include $4,252, $5,702, $3,992 and $4,106 paid to Mr. Murphy, Mr. Rotondi, Mr. Leblanc and Ms. Marquart, respectively, under the Company’s 2000 Gain Sharing Program.

Bonuses for 1999 include (i) $94,678 paid to Mr. Prosser in the form of a service bonus, (ii) a guaranteed bonus of $20,000 paid to Mr. Rotondi, and (iii) $6,255 and $22,040 paid to Mr. Murphy and Mr. LeBlanc, respectively, under the Company’s 1999 Gain Sharing Program.

Bonuses for 1998 include $2,249 and $9,117 paid to Mr. Murphy and Mr. LeBlanc, respectively, under the Company’s 1998 Gain Sharing Program.

(2)	All other compensation for 2000 includes (i) officer’s life and disability insurance of $6,041 paid for Mr. Lehmann, and (iii) matching 401(k) contributions of $2,400, $2,284, $2,400, $2,160 and $2,222 for Mr. Lehmann, Mr. Murphy, Mr. Rotondi, Mr. LeBlanc and Ms. Marquart, respectively.

All other compensation for 1999 includes (i) moving costs of $50,250 and $12,228 paid on behalf of Mr. Lehmann and Mr. LeBlanc, respectively, (ii) officer’s life and disability insurance of $4,139 paid for Mr. Lehmann, and (iii) matching 401(k) contributions of $2,400, $1,844, $2,400, $1.900 and $2,250 for Mr. Lehmann, Mr. Murphy, Mr. Rotondi, Mr. LeBlanc and Ms. Marquart, respectively.

All other compensation for 1998 includes (i) moving costs of $76,710 paid to Mr. Lehmann, (ii) consulting fees of $56,000 paid to Mr. Lehmann for his work prior to his employment with the Company, (iii) officer’s life and disability insurance of $4,134 paid for Mr. Lehmann, (iv) auto and consulting costs of $11,458 paid for Mr. Prosser, and (v) matching 401(k) contributions of $2,400, $1,506, $250, $1,390 and $2,160 for Mr. Lehmann, Mr. Murphy, Mr. Rotondi, Mr. LeBlanc and Ms. Marquart, respectively.

Stock Options

      The following table summarizes option grants under the Company’s 1994 Stock Plan made during the fiscal year ended December 31, 2000 to the Named Executive Officers:

Option Grants in 2000

					Potential Realizable Value
	Individual Grants				at Assumed Annual Rates of
					Stock Price Appreciation
		% of Total			for Option Term (1)
	Options	Options	Exercise	Expiration
Name	Granted	Granted	Price	Date	5%	10%

Carl B. Lehmann	—	—	$—	—	$—	$—

David C. Prosser	—	—	—	—	—	—

Jeffrey B. Murphy	40,000	25.7%	5.375	2/02/10	135,212	342,655

Anthony J. Rotondi	—	—	—	—	—	—

David J. LeBlanc	15,000	9.6%	5.375	2/02/10	50,705	128,495

Vina L. Marquart	2,000	1.3%	5.375	2/02/10	6,761	17,133

(1)	Potential realized values shown above represent the potential gains based upon annual compound price appreciation of 5% and 10% from the date of grant through the full option term. The actual value realized, if any, on stock option exercises will be dependent on overall market conditions and the future performance of the Company and its common stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.

      The following table summarizes option exercises during the fiscal year ended December 31, 2000 by the Named Executive Officers, and the value of their unexercised options at December 31, 2000:

Aggregated Option Exercises
and Option Values at December 31, 2000

					Value of Unexercised
			Number of Unexercised		In-the-Money Options
			Options at December 31, 1999		at December 31, 1999 (1)
	Shares
	Acquired on	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Name and Principal Position	Exercise (#)	Realized	Shares	Shares	Shares	Shares

Carl B. Lehmann	—	—	519,049	80,951	$—	$—

David C. Prosser	—	—	—	—	—	—

Jeffrey B. Murphy	—	—	12,162	45,751	—	—

Anthony J. Rotondi	—	—	66,666	33,334	—	—

David J. LeBlanc	—	—	22,036	46,834	—	—

Vina L. Marquart	—	—	19,482	12,668	—	—

(1)	Value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at December 31, 2000 and the exercise price of the options. Fair market value was determined based on a per share price of $4.1875, which is the closing price for the Company’s common stock on December 31, 2000, the last trading day in the Company’s fiscal year.

Compensation of Directors

      Non-employee directors received $1,000 for each board meeting and $500 for each committee meeting attended in 2000 and retainer fees of $12,500 in 2000. In July 1998, non-employee directors, Messrs. Hegman, Hubers and Rothschild, were each granted options to purchase 10,000 shares of Common Stock under the 1994 Stock Plan, exercisable at $7.625, the closing price on the date of grant, vesting in equal increments over a period of three years and expiring in July 2008. Directors who are employees of the Company receive no additional compensation for serving as directors. Non-employee directors will receive $25,000 in retainer fees for attendance at 67% of board and committee meetings in 2001 and will receive an option grant for 5,000 shares after the 2001 Annual Meeting of Shareholders.

Employment Agreements

      The Company entered into a three-year Employment Agreement (the “Agreement”) with Mr. Lehmann in November 1997. Under the Agreement, Mr. Lehmann agreed to serve as President and Chief Executive Officer beginning January 15, 1998 for a base salary of $400,000, subject to review annually for increase by the Company’s

Board of Directors. In addition to base salary, Mr. Lehmann is eligible for bonuses, receives fringe benefits including a $1,000,000 term life insurance policy and an additional payment sufficient to reimburse him for a long-term disability policy paying monthly benefits of $5,000. The Company also provides Mr. Lehmann with health, dental, life and disability insurance consistent with that provided other officers. Under this agreement, RTW agreed to indemnify Mr. Lehmann with respect to his actions on behalf of and while in the course of employment with RTW. In October 2000, the Company entered into a supplemental agreement with Mr. Lehmann under which he agreed to continue to serve in his current capacities until June 30, 2001 and the Company agreed to pay him “stay bonuses” of $200,000 on January 15, 2001 and $100,000 on June 30, 2001. Under the letter agreement, Mr. Lehmann agreed to serve as a director and to provide the Company with consulting services for one year following the expiration of his employment as President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

      The following table includes information as of April 1, 2001 concerning the beneficial ownership of common stock of the Company by (i) the only shareholders known to the Company to hold more than five percent of the common stock of the Company, (ii) each Named Executive Officer (as defined above under Executive Compensation), (iii) each director of the Company, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, all beneficial owners have sole voting and investment power over the shares held.

			Acquirable
	Common		within	Shares held		Percentage
Name	Stock		60 days(1)	by ESOP(2)	Total	Owned

David C. Prosser	1,665,666	(3)	—	—	1,665,666	16.2%

20645 Radisson Road Shorewood, MN 55331

The Kaufmann Fund, Inc.	1,231,200	(4)	—	—	1,231,200	12.0%

140 East 45th Street, 43rd Floor New York, NY 10017

Resource Trust Company	665,261	(5)	—	—	665,261	6.5%

900 Second Avenue South, Suite 300 Bloomington, MN 55402

Dimensional Fund Advisors	632,500	(6)	—	—	632,500	6.1%

1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401

Wasatch Advisors, Inc.	606,728	(7)	—	—	606,728	5.9%

150 Social Hall Avenue, Suite 400

Salt Lake City, UT 84111

Pamela Prosser Snyder	834,537	(8)	—	—	834,537	8.1%

10515 South Shore Drive Plymouth, MN 55441

John W. Prosser	614,050	(9)	—	—	614,050	6.0%

6358 Oxbow Bend Chanhassen, MN 55317

Carl B. Lehmann	68,679		566.667	99	635,445	5.9%

Vina L. Marquart	118,325		28.817	103,156	250,298	2.4%

Jeffrey B. Murphy	6,313		30,413	103,156	139,882	1.4%

Anthony J. Rotondi	2,000		66,666	48	68,714	*

Steven M. Rothschild	52,500		14,166	—	66,666	*

Mark E. Hegman	26,500		14,166	—	40,666	*

David J. LeBlanc	6,639		28,639	75	35,083	*

Debora S. Allen			17,356	72	17,428	*

David R. Hubers	—		6,666	—	6,666	*

All Executive Officers and Directors as a Group (10 persons)	1,423,727	(3)	773,286	103,156	2,823,064	19.9%

*	Indicates ownership of less than one percent.

(1)	Includes options to purchase shares that are or will become exercisable within 60 days of April 1, 2001.

(2)	Includes 103,156 shares held by the RTW, Inc. Employee Stock Ownership Plan for which certain executive officers act as trustees. The trustees disclaim any beneficial ownership except for the shares allocated to their accounts.

(3)	Includes 51,940 shares owned by the David C. and Margaret F. Prosser Foundation of which Mr. Prosser is President and for which he serves as trustee and 269,763 shares held jointly by Mr. Prosser with his wife. Also includes 31,697 shares held in by the David C. Prosser 1995 Unitrust, 89,900 shares held by the David C. Prosser 1996 Unitrust, and 349,358 shares held by the David C. Prosser 1997 Unitrust. Mr. Prosser’s daughter is the trustee of each of the above-mentioned Unitrusts.

(4)	Based on a Schedule 13G dated January 9, 2001 filed with the Securities and Exchange Commission.

(5)	Based on a Schedule 13G dated February 13, 2001 filed with the Securities and Exchange Commission.

(6)	Based on a Schedule 13G dated February 2, 2001 filed with the Securities and Exchange Commission.

(7)	Based on a Schedule 13G dated February 14, 2001 filed with the Securities and Exchange Commission.

(8)	Includes (i) 22,228 shares held in trust for Thomas C. Prosser’s four children, (ii) 113,826 shares held by the Pamela Prosser Snyder Irrevocable Trust, (iii) 31,697 shares held in by the David C. Prosser 1995 Unitrust, 89,900 shares held by the David C. Prosser 1996 Unitrust, and 349,358 shares held by the David C. Prosser 1997 Unitrust for which Ms. Snyder is the trustee.

(9)	Includes (i) 63,450 shares owned by Polly Jane Wolner Children’s Trust and (ii) 11,550 shares owned by Polly J. Wolner 1994 Irrevocable Trust for which John W. Prosser acts as trustee. John W. Prosser disclaims any beneficial ownership for shares held by these trusts.

ITEM 13. CERTAIN TRANSACTIONS

      On March 28, 2000, the Company repurchased 1,418,570 shares from a group consisting of David C. Prosser, RTW’s founder and a director, certain members of his family, and J. Alexander Fjelstad, a former director and former executive of RTW (together, the “Prosser Selling Group”). The Company paid $5.19 per share, as well as legal and other costs, totaling approximately $7.7 million to repurchase the shares. After completing the transaction, the combined ownership of Mr. Prosser, members of his family and Mr. Fjelstad was reduced from approximately 52% to 46%.

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

RTW, INC.

Date:	April 27, 2001	By /s/ Carl B. Lehmann

Carl B. Lehmann

President, Chief Executive Officer and Director

(Principal Executive Officer)