Form 10-Q
period 2001-03-31
RTW INC /MN/
filed 2001-05-29
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________ .

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

Yes   X    No

At May 25, 2001, approximately 10,312,000 shares of Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(In thousands, except share data)

	March 31,	December 31,
	2001	2000

ASSETS	(Unaudited)

Investments at fair value, amortized cost of $99,603 and $96,521	$100,688	$96,830

Cash and cash equivalents	5,450	2,427

Accrued investment income	1,018	1,266

Premiums receivable, less allowance of $493 and $569	10,268	10,126

Reinsurance recoverables:

On unpaid claim and claim settlement expenses	62,254	61,845

On paid claim and claim settlement expenses	2,248	2,295

Deferred policy acquisition costs	1,873	1,351

Furniture and equipment, net	3,374	3,590

Other assets	14,024	14,805

Total assets	$201,197	$194,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$131,581	$128,841

Unearned premiums	16,830	12,455

Accrued expenses and other liabilities	7,261	7,503

Note payable	5,500	7,000

Total liabilities	161,172	155,799

Shareholders’ equity:

Undesignated stock, no par value; authorized 4,750,000 shares;

none issued or outstanding	—	—

Series A Junior Participating Preferred Stock, no par value;

authorized 250,000 shares; none issued or outstanding	—	—

Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,293,000 shares at March 31, 2001 and

December 31, 2000	20,665	20,665

Retained earnings	18,644	17,867

Accumulated other comprehensive income	716	204

Total shareholders’ equity	40,025	38,736

Total liabilities and shareholders’ equity	$201,197	$194,535

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited; in thousands, except share and per share data)

	For the Three Months
	Ended March 31,

	2001	2000

Revenues:

Gross premiums earned	$26,123	$23,135

Premiums ceded	(4,114)	(4,478)

Premiums earned	22,009	18,657

Investment income	1,457	1,527

Net realized investment gains (losses)	1,079	(26)

Other income	2,088	—

Total revenues	26,633	20,158

Expenses:

Claim and claim settlement expenses	18,990	11,414

Policy acquisition costs	3,626	3,629

General and administrative expenses	2,816	2,928

Total expenses	25,432	17,971

Income from operations	1,201	2,187

Interest expense	153	86

Income before income taxes	1,048	2,101

Income tax expense	271	504

Net income	$777	$1,597

Net income per share:

Basic income per share	$0.08	$0.13

Diluted income per share	$0.08	$0.13

Weighted average shares outstanding:

Basic shares outstanding	10,293,000	12,265,000

Diluted shares outstanding	10,294,000	12,305,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,

	2001	2000

Cash flows from operating activities:

Net income	$777	$1,597

Adjustments to reconcile net income to net cash

provided by (used in) operating activities:

Net realized investment (gains) losses	(1,079)	26

Depreciation and amortization	366	343

Deferred income taxes	(1,060)	(685)

Changes in assets and liabilities:

Amounts due from reinsurers	(362)	(3,174)

Unpaid claim and claim settlement expenses	2,740	(2,176)

Unearned premiums, net of premiums receivable	4,233	1,890

Other, net	1,061	(866)

Net cash provided by (used in) operating activities	6,676	(3,045)

Cash flows from investing activities:

Proceeds from sales of securities	65,860	6,901

Purchases of securities	(67,908)	—

Purchases of furniture and equipment	(105)	(246)

Net cash (used in) provided by investing activities	(2,153)	6,655

Cash flows from financing activities:

Proceeds from note payable	—	8,000

Payments on note payable	(1,500)	—

Retirement of common stock	—	(7,694)

Net cash (used in) provided by financing activities	(1,500)	306

Net increase in cash and cash equivalents	3,023	3,916

Cash and cash equivalents at beginning of year	2,427	302

Cash and cash equivalents at end of period	$5,450	$4,218

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for:

Interest	$180	$42

Income taxes	$(1,400)	$(387)

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 2000 Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the consolidated balance sheet at December 31, 2000, without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 2000 from the audited consolidated financial statements for the year ended December 31, 2000, but this report does not include all the disclosures contained therein.

      The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in our opinion, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2000 Report on Form 10-K.

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

      We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers’ compensation management services solely to employers insured through our insurance subsidiary. During the first quarter of 2001 and 2000, we operated primarily in Minnesota, Wisconsin, Colorado, Missouri, Kansas, Michigan, Massachusetts and Connecticut.

Financial Summary

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at March 31, 2001 and December 31, 2000 and the three-month periods ended March 31, 2001 and 2000.

The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended
	March 31,

	2001	2000

Gross premiums earned	$26,123	$23,135

Total revenues	26,633	20,158

Claim and claim settlement expenses	18,990	11,414

Net income	777	1,597

Diluted income per share	0.08	0.13

      RTW reported gross premiums earned of $26.1 million in the first quarter of 2001 compared to $23.1 million in the first quarter of 2000. Total revenues for the first quarter of 2001 were $26.6 million compared to $20.2 million for the first quarter of 2000. Total revenues for the three months ended March 31, 2001 and 2000 were reduced by premiums ceded under reinsurance agreements.

      We reported net income of $777,000 in the first quarter of 2001 compared to net income of $1.6 million in the first quarter of 2000 and basic and diluted net income per share of $0.08 in the first quarter of 2001 versus basic and diluted net income per share of $0.13 for the same period in 2000 due primarily to the following factors:

•	Our gross premiums earned increased 12.9% to $26.1 million in the first quarter of 2001 from $23.1 million in the first quarter of 2000 due primarily to a 15.0% increase in premiums in force to $104.1 million in the first quarter of 2001 from $90.5 million in the first quarter of 2000;

•	Total revenues increased 32.1% to $26.6 million in the first quarter of 2001 from $20.2 million in the first quarter of 2000 due to (i) the 15.0% increase in premiums in force, (ii) net realized investment gains totaling $1.1 million recognized in the first quarter of 2001 compared to net realized investment losses of $26,000 recognized in the first quarter of 2000, and (iii) a $2.1 million refund from the Workers Compensation Reinsurance Association of Minnesota (WCRA) included in other income.

•	Claim and claim settlement expenses increased to 86.3% of premiums earned for the first quarter of 2001 from 61.2% for the first quarter of 2000 due to the following:

•	We recorded a $3.6 million increase in claim and claim settlement expenses in the first quarter of 2001 to reflect strengthening of 2000 and prior accident year reserves due to unfavorable claims experience in the first quarter of 2001.

•	We increased our estimate of claim and claim settlement expenses as a percent of premiums earned for accident year 2001 relative to levels recorded early in accident year 2000.

•	We recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $4.3 million in the first quarter of 2001 resulting in a corresponding reduction in claim and claim settlement expenses in the first quarter of 2001. This amount decreased from $5.0 million recorded in the first quarter of 2000 as this reinsurance agreement is in runoff status in 2001 and claims on policies incepting after December 31, 2000 are not covered under that agreement.

      We expect to continue to increase renewal and new business premium rates in all our markets and will focus on reducing premiums in force for the remainder of 2001 to improve our premium to surplus leverage ratio. We will continue to focus on improving profitability in all of our regions by (i) aggressively managing and closing claims, (ii) improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

      In the following pages, we take a look at the operating results for the three month periods ended March 31, 2001 and 2000 for items in our Consolidated Statements of Income and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include gross premiums earned, premiums ceded, investment income and realized investment gains and losses.

The following tables summarize the components of revenues and premiums in force (000’s):

	Three months ended
	March 31,

	2001	2000

Gross premiums earned	$26,123	$23,135

Premiums ceded	(4,114)	(4,478)

Premiums earned	22,009	18,657

Investment income	1,457	1,527

Net realized investment gains (losses)	1,079	(26)

Other income	2,088	—

Total revenues	$26,633	$20,158

	2001	2000

Premiums in force, by regional office location, at quarter-end:

Minnesota	$35,500	$33,000

Colorado	17,500	14,100

Missouri	14,300	15,300

Michigan	19,700	13,600

Massachusetts	17,100	14,500

Total premiums in force at quarter-end:	$104,100	$90,500

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

      Our premiums in force grew 15.0% to $104.1 million at March 31, 2001 from $90.5 million at March 31, 2000 due primarily to $14.6 million in growth in our Minnesota, Colorado, Michigan and Massachusetts markets offset by a $1.0 decrease in premiums in force in our Missouri market. We continue to aggressively target policies that do not meet our underwriting profit margin standards for non-renewal or re-underwriting at more favorable rates at policy expiration. For the three months ended March 31, 2001, we successfully priced up or non-renewed 96% of expiring premium exhibiting poor loss characteristics. Our aggressive re-underwriting resulted in $10.1 million of premiums renewed at higher prices as well as $5.9 million in premiums that were not renewed. We will continue to review business at policy expiration through the remainder of 2001 and non-renew, or re-underwrite at more favorable rates, any business not meeting our underwriting profit margin standards.

      Our gross premiums earned increased 12.9% to $26.1 million in the first quarter of 2001 from $23.1 million in the first quarter of 2000 due primarily to the 15.0% increase in premiums in force in the first quarter of 2001. This increase was partially offset by a decrease in final audit adjustments recognized to $499,000 for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

      We increased renewal premium rates 19.4% in the first quarter of 2001 compared to renewal premium rate increases of 7.0% in the first quarter of 2000 and 11.7% for the entire year of 2000. Our ability to increase rates in our markets is due to the following:

•	Many workers’ compensation insurers have withdrawn from the markets in which we write premiums due to the historical declines in premium rates in those markets;

•	Reinsurance rates for workers’ compensation insurers have increased due to settlements related to Unicover reinsurance treaties, resulting in increased costs for workers’ compensation insurers; and

•	A number of workers’ compensation insurers financial ratings have decreased due to reserve adjustments recorded in 2000 and 1999.

Premiums Ceded: Reinsurance agreements allow us to share certain risks with other insurance companies. The primary purpose of ceded reinsurance is to protect us from potential losses in excess of the level we are willing to accept. Our primary ceded reinsurance is excess of loss coverage that limits our per-incident exposure. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves. We are not aware of any developments with respect to our reinsurers that would result in unpaid reinsurance obligations.

      Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We ceded Minnesota claims in excess of $330,000, $310,000, and $290,000 per occurrence during 2001, 2000, and 1999, respectively, to the WCRA. In our non-Minnesota states, our per-incident exposure was $300,000 in 2001, 2000 and 1999. We purchased this non-Minnesota coverage from a single reinsurer.

      For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $100,000 of this deferred gain as a reduction of claim and claim settlement expenses in the first quarter of 2001, $400,000 in 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $749,000 at March 31, 2001. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000, however the policy remains effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing in 2001 are not covered under this lower level excess of loss reinsurance policy.

      The following table summarizes the components of premiums ceded (000’s):

	Three months ended
	March 31,

	2001	2000

Premiums ceded to:

WCRA excess of loss policy	$577	$732

Non-WCRA excess of loss policies	3,537	3,746

Premiums ceded	$4,114	$4,478

      Premiums ceded to reinsurers were $4.1 million in the first quarter of 2001 compared to $4.5 million in the first quarter of 2000. As a percent of gross premiums earned, premiums ceded decreased significantly to 15.7% in the first quarter of 2001 compared to 19.4% for the first quarter of 2000. This decrease in premiums ceded resulted primarily from the run-off of premiums ceded under our $25,000 to $300,000 policy.

Premiums Earned Outlook: The outlook for gross premiums earned and premiums ceded for the remainder of 2000 includes the following factors:

•	We expect that renewal premium rates will continue to increase for the remainder of 2001 compared with 2000. The ultimate increase is unknown at this time;

•	We expect that (i) premium rate increases in our markets, (ii) policies targeted for non-renewal or re-underwriting during 2001, and (iii) our B+ rating from A.M. Best will put downward pressure on premiums in force in all our markets, but especially in our Minnesota, Missouri and Massachusetts markets. Premium rate increases on new and renewing policies will partially offset these decreases. Overall, we expect premiums in force and gross earned premiums to decrease from the first quarter for the remainder of the year.

•	We expect that premiums ceded for the remainder of 2001 will decrease compared to the results attained for the quarter ended March 31, 2001 as (i) premiums paid under our terminated $25,000 to $300,000 reinsurance agreement run-off in 2001, and (ii) premiums in our non-Minnesota markets, where we pay smaller reinsurance premiums, continue to grow as a percent of gross premiums earned relative to Minnesota.

•	We are currently in the process of negotiating certain new reinsurance transactions designed to strengthen our balance sheet (adverse loss development cover) as well as reduce our statutory premium to surplus leverage ratio (quota-share reinsurance). The negotiation process has proceeded much more slowly than expected with respect to the development cover. At year-end 2000, RTW had net unpaid claim and claim settlement expenses of $67.0 million. The development cover is expected to provide protection up to a stated amount significantly higher than our currently recorded net unpaid claim and claim settlement expenses. Management believes that a loss development cover, if purchased, will effectively limit the Company's exposure to adverse development on reserves for 2000 and prior accident years. Separately, the Company has also evaluated potential quota-share contracts for accident year 2001 and estimates that it will bind quota-share reinsurance within a range of 40% to 50% of premiums earned. A quota-share contract of this magnitude will substantially increase premiums ceded and substantially reduce premiums earned and claim and claim settlement expenses. While the Company intends to negotiate adverse loss development cover reinsurance at terms it finds acceptable, it is uncertain at this time whether the Company will be successful in this undertaking. The Company believes that some combination of loss development cover and quota-share reinsurance will achieve appropriate leverage ratios at which rating agencies will remove their “under review” status from RTW’s insurance subsidiary and affirm its B+ rating.

Investment Income and Net Realized Investment Gains (Losses): Our investment income includes earnings on our investment portfolio. Our net realized investment gains (losses), displayed separately on our Consolidated Statements of Income, include gains and losses from sales of securities. In 2000 and through January 2001, we invested entirely in U.S. domiciled investment grade taxable and tax-exempt fixed maturity investments. In February 2001, we repositioned our portfolio by selling our portfolio of tax-exempt securities and purchased taxable securities to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We currently invest entirely in U.S. domiciled investment grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

      Investment income was $1.5 million in the first quarters of 2001 and 2000. Funds available for investment decreased slightly to $100.7 million at March 31, 2001 from $101.2 million at March 31, 2000, due to decreased net cash provided by operating activities in 2000 and 1999, resulting primarily from (i) the difference in timing between the payment of premiums ceded and the recovery of paid claim and claim settlement expenses under our reinsurance programs, (ii) the receipt of premiums and the payment of claim and claim settlement expenses, and (iii) net cash provided by investment income. Tax-adjusted investment yields decreased slightly to 6.3% for the three months ended March 31, 2001 from 6.6% for the three months ended March 31, 2000. The investment yields realized in future periods will be affected by yields attained on new investments.

      We recognized net realized investment gains totaling $1.1 million in the first quarter of 2001 resulting from the sale of tax-exempt securities compared to net realized investment losses of $26,000 recognized in the first quarter of 2000.

Investment Income and Net Realized Investment Gains (Losses) Outlook: Barring significant changes in interest rates or operational cash flows, we expect that the yield from our investment portfolio for the remainder of 2001 will be affected by the following:

•	Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses offset by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows have decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect positive quarterly cash flow in 2001 as reimbursements for loss payments to claimants under the $25,000 to $300,000 reinsurance agreement exceeds disbursements for premium payments;

•	Our recognition of further realized gains and losses will depend on the repositioning of the portfolio, if any, that occurs in 2001 as we continue manage our portfolio returns;

•	The mix of taxable and tax-exempt securities in our portfolio may change over time to accommodate our tax situation; and

•	New reinsurance treaties may reduce our future cash flow and future investment income.

Other Income: We recorded a receivable totaling $2.1 million for a refund due from the Workers Compensation Reinsurance Association of Minnesota (WCRA). The WCRA periodically reviews its surplus position and refunds excess surplus to its members. This refund represents our share of the excess surplus of the WCRA at December 31, 2000.

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

      Claim and claim settlement expenses increased to $19.0 million in the first quarter of 2001 from $11.4 million in the first quarter of 2000 and increased as a percent of premiums earned to 86.3% for the first quarter of 2001 from 61.2% for the first quarter of 2000. These changes are due to the following:

•	We recorded a $3.6 million increase in claim and claim settlement expenses in the first quarter of 2001 to reflect strengthening of 2000 and prior accident year reserves due to unfavorable claims experience in the first quarter of 2001.

•	We increased our estimate of claim and claim settlement expenses as a percent of premiums earned for accident year 2001 relative to levels recorded early in accident year 2000.

•	We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at more favorable rates at policy expiration. For the three months ended March 31, 2001, we successfully priced up or non-renewed 96% of expiring premium exhibiting poor loss characteristics, resulting in $10.1 million of premiums renewed at higher prices as well as $5.9 million in premiums that were not renewed. As a result of this focus in the first quarter of 2001, as well as in 2000 and 1999, we are experiencing a decrease in claim frequency in 2001. We will continue to review business at policy expiration through the remainder of 2001 and non-renew or re-underwrite at more favorable rates any business not meeting our standards;

•	We recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $4.3 million in the first quarter of 2001 resulting in a corresponding reduction in claim and claim settlement expenses in the first quarter of 2001. This amount decreased from $5.0 million recorded in the first quarter of 2000 as this reinsurance agreement is in runoff status in 2001 and claims on policies incepting after December 31, 2000 are not covered under that agreement; and

•	Claim costs continued to receive upward pressure in accident year 2001 as compared to accident year 2000 due to increasing medical and indemnity costs resulting from inflationary changes. This has been offset somewhat by the effects of provider agreements that we negotiated during 1998.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Continued favorable effects of ceding paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements resulting in a reduction of claim and claim settlement expenses. This favorable effect will decrease significantly through the fourth quarter of 2001 as the $25,000 to $300,000 reinsurance runs-off into 2001;

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements;

•	Continued application of our claims management technology and methods to all open claims; and

•	The impact of any new reinsurance treaties.

The ultimate result of the above factors on claim and claim settlement expenses as a percent of premiums earned for the remainder of 2001 is unknown at this time.

Policy Acquisition Costs. Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, offset by ceding commissions received from our reinsurers.

The following table summarizes policy acquisition costs (000’s):

	Three months ended
	March 31,

	2001	2000

Commission expense	$1,995	$1,762

Premium tax expense	484	460

Other policy acquisition costs	1,147	1,407

Direct policy acquisition costs	$3,626	$3,629

      Policy acquisition costs remained consistent at $3.6 million in the first quarters of 2001 and 2000. As a percent of gross premiums earned, policy acquisition costs decreased to 13.9% in the first quarter of 2001 from 15.7% in the first quarter of 2000. These changes reflect the following:

•	Commission expense remained consistent at 7.6% of gross premiums earned in the first quarters of 2001 and 2000. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense decreased slightly to 1.9% of gross premiums earned for the first quarter of 2001 compared to 2.0% for the first quarter of 2000; and

•	Other policy acquisition costs decreased significantly to 4.4% of gross premiums earned in the first quarter of 2001 compared to 6.1% in the first quarter of 2000 as a result of efficiencies realized in our underwriting process as well as reductions in other expenses during the first quarter of 2001.

Policy Acquisition Cost Outlook: We expect that policy acquisition costs will remain consistent as a percent of gross premiums earned during the remainder of 2001 due to the following:

•	We expect commission expense as a percent of gross premiums earned to remain consistent with the first quarter of 2001;

•	We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first three months of 2001; and

•	We expect that other policy acquisition costs will be consistent with the first three months of 2001 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

      General and administrative expenses decreased slightly to $2.8 million in the first quarter of 2001 from $2.9 million in the first quarter of 2000. As a percent of gross premiums earned, general and administrative expenses decreased to 10.8% in the first quarter of 2001 from 12.7% in the first quarter of 2000. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	We will continue to aggressively manage all general and administrative expenses for the remainder of 2001;

•	We have no plans to open additional state offices in 2001. As a result of the decline in new claims reported in 2000 and 2001, we re-examined our staffing needs and will close our Overland Park, Kansas office in May 2001 and Brainerd, Minnesota in the fourth quarter of 2001; and

•	We expect to realize additional operational efficiency during 2001 through enhancements to our internal processes and procedures, including changes to our internal proprietary computer systems.

Interest Expense: We borrowed $8.0 million in March 2000 under a term loan agreement to fund the repurchase of common stock from certain of our shareholders. We paid $1.0 million in principal on the term loan in November 2000 as well as $1.0 million in January 2001 and $500,000 in March 2001. The term loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the term loan (adjusted LIBOR was

8.83% on $500,000 of the Term Loan and the bank reference rate was 8.22% on the remaining $5.0 million at March 31, 2001).

      Interest expense increased to $153,000 in the first quarter of 2001 from $86,000 in the first quarter of 2000 due to the aforementioned transactions.

Interest Expense Outlook: Interest expense is expected to decrease for the remainder of 2001 as a result of the $1.5 million in debt payments made in the first quarter of 2001. Total interest expense is expected to decrease to $498,000 in 2001 from $667,000 in 2000 as a result of principal reductions in November 2000, January 2001 and March 2001.

Income Taxes: We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition of revenues, deferring recognition of expenses ultimately accelerating the payment of income taxes. Adjustments to book income that generate current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves. Additionally, we benefited from the non-taxable aspect of tax-exempt municipal securities that we held through January 2001.

      Income tax expense was $271,000 for the first quarter of 2001 compared to $504,000 for the first quarter of 2000. As a percent of income before income taxes, the income tax expense was 25.9% for the first quarter of 2001 compared to 24.0% for the first quarter of 2000. The income tax expense percent in 2001 and 2000 has been affected by (i) increased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (ii) the tax-benefit of tax-exempt municipal income.

Income Tax Outlook: Income tax expense will vary based on (i) the income from operations we recognize for the remainder of 2001, and will (ii) increase as a percent of income before taxes relative to the statutory effective rate as a result of repositioning our portfolio by selling tax-exempt municipal fixed investments in February 2001 and reinvested the proceeds in taxable securities. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at March 31, 2001 included U.S. government securities (36.1%), corporate securities (18.2%), mortgage-backed securities (43.7%), and asset-backed securities (2.0%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In February 2001, we repositioned our portfolio by selling our tax-exempt securities and purchasing taxable fixed maturity investments to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We recognized net realized investment gains totaling $1.1 million as a result of this repositioning. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

      Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect positive quarterly cash flow in 2001 as reimbursements for loss payments to claimants under the $25,000 to $300,000 reinsurance agreement exceeds disbursements for premium payments. Our investment portfolio decreased $500,000 to $100.7 million at March 31, 2001, from $101.2 million at March 31, 2000, as a result of these factors.

      We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes in accumulated other comprehensive income. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carry them at fair value, we expect to encounter larger adjustments in shareholders’ equity as market interest rates and other factors change. In the second quarter of 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. Prevailing market interest rates decreased since December 31, 2000 and the related unrealized gain on investments increased to $1.1 million in the first quarter of 2001 from $309,000 at December 31, 2000.

Unpaid Claim and Claim Settlement Expenses

Our unpaid claim and claim settlement expenses represent established, primarily undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through March 31, 2001. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

      Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for (i) claim and claim settlement expenses, (ii) reinsurance, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Term Loan. We have historically generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 beginning in mid-1998 through runoff in 2001, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect positive quarterly cash flow in 2001 as reimbursements for loss payments to claimants under the $25,000 to $300,000 reinsurance agreement exceeds disbursements for premium payments. Cash generated is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements, tax-exempt municipal securities and corporate securities all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

      Cash provided by operating activities for the three months ended March 31, 2001 was $6.7 million. This is primarily a result of net income of $777,000, an increase of $4.2 million in unearned premiums, net of premiums receivable, an increase of $2.7 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, a decrease in other assets of $1.8 million, and depreciation expense of $366,000 offset by an increase in our deferred income tax asset of $1.1 million, an increase of $362,000 in amounts due from reinsurers, and a decrease of $242,000 in accrued liabilities. Net cash used in investing activities was $2.2 million due to $67.9 million in purchases of securities and $105,000 in purchases of fixed assets offset by $65.9 million in proceeds from sales of securities. Net cash used in financing activities was $1.5 million due to principal payments on our note payable in the first quarter of 2001.

      Our need for additional capital is primarily the result of regulations which require certain ratios of capital to premiums written. We expect that our need for additional capital will be primarily related to the need to maintain appropriate capital to premium ratios as defined by state regulatory bodies and insurance rating agencies and future growth in our insurance subsidiary. As an alternative to raising additional capital, quota-share reinsurance or other additional reinsurance that would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements.

      State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 2000, without regulatory approval, is approximately $2.9 million. ACIC has never paid a dividend to us.

      We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations and debt service on our outstanding term note, including principal repayments of $500,000 million due in December 2001, and capital expenditures for the next 12 months.

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

      An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $4.7 million.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At March 31, 2001, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts,

Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

      In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The Codification is intended to standardize regulatory accounting and reporting to state insurance departments and is effective January 1, 2001. Statutory accounting principles, however, will continue to be established by individual state laws and permitted practices. The state of Minnesota requires adoption of the Codification for preparing statutory financial statements for financial periods occurring on or after January 1, 2001. The adoption of the Codification increased our statutory capital and surplus by approximately $3.0 million at March 31, 2001.

Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2001 (as amended by SFAS No. 137). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. Adoption of the new standard did not have a material affect on our results of operations or financial position.

Forward Looking Statements

Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to accurately predict claim development; (ii) our ability to manage both our existing claims and new claims in an effective manner; (iii) our experience with claims frequency and severity; (iv) our ability to retain our existing customers at favorable premium rates when their policies renew; (v) competition from traditional workers’ compensation insurance carriers; (vi) our ability to further penetrate our existing markets; (vii) general economic and business conditions; (viii) our ability to maintain our B+ A.M. Best rating; (ix) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (x) interest rate changes, and (xi) other factors as noted in our filings with the SEC. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our future performance.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to Disclosures about Market Risk is contained in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” under Item 2 of this Report of Form 10-Q and is incorporated herein by reference.

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None

Item 2.   CHANGES IN SECURITIES

None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.   OTHER INFORMATION

None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits

Exhibit 11 – STATEMENT REGARDING COMPUTATION OF BASIC AND DILUTED NET
INCOME PER SHARE

(b) Listing of Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: May 29, 2001	By	/s/ Carl B. Lehmann

Carl B. Lehmann

Chairman of the Board, President and Chief Executive Officer

(Principal Executive Officer)

Dated: May 29, 2001	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy

Secretary, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net Income Per Share	22