Form 10-Q
period 2001-06-30
RTW INC /MN/
filed 2001-08-15
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2001

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

At August 10, 2001, approximately 10,312,000 shares of Common Stock were outstanding.

FINANCIAL INFORMATION
Consolidated Financial Statements and Notes (Unaudited)
Management's Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures about Market Risk
OTHER INFORMATION
Legal Proceedings
Changes in Securities
DEFAULTS UPON SENIOR SECURITIES
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
OTHER INFORMATION
EXHIBITS AND REPORTS ON FORM 8-K
EX-11 Re: Computation of Basic & Diluted Net(Loss)

PART I —FINANCIAL INFORMATION

Item 1:	CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2001 AND DECEMBER 31, 2000
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

ASSETS	(Unaudited)

Investments at fair value, amortized cost of $96,331 and $96,521	$96,187	$96,830

Cash and cash equivalents	1,700	2,427

Accrued investment income	1,197	1,266

Premiums receivable, less allowance of $395 and $569	9,777	10,126

Reinsurance recoverables:

On unpaid claim and claim settlement expenses	73,875	61,845

On paid claim and claim settlement expenses	2,568	2,295

Deferred policy acquisition costs	1,746	1,351

Furniture and equipment, net	3,040	3,590

Other assets	13,921	14,805

Total assets	$204,011	$194,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$137,418	$128,841

Unearned premiums	7,878	12,455

Accrued expenses and other liabilities	15,658	7,503

Note payable	5,500	7,000

Total liabilities	166,454	155,799

Shareholders’ equity:

Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—

Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—

Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,312,000 shares at June 30, 2001 and 10,293,000 shares at December 31, 2000	20,698	20,665

Retained earnings	16,953	17,867

Accumulated other comprehensive (loss) income	(94)	204

Total shareholders’ equity	37,557	38,736

Total liabilities and shareholders’ equity	$204,011	$194,535

      See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenues:

Gross premiums earned	$25,803	$25,222	$51,926	$48,357

Premiums ceded	(25,519)	(4,410)	(29,633)	(8,888)

Premiums earned	284	20,812	22,293	39,469

Investment income	1,575	1,454	3,032	2,981

Net realized investment gains (losses)	28	(536)	1,107	(562)

Other income	—	—	2,088	—

Total revenues	1,887	21,730	28,520	41,888

Expenses:

Claim and claim settlement expenses	6,682	12,586	25,672	24,000

Policy acquisition costs, net of ceding commissions	(5,570)	3,645	(1,944)	7,274

General and administrative expenses	3,202	2,927	6,018	5,855

Total expenses	4,314	19,158	29,746	37,129

(Loss) income from operations	(2,427)	2,572	(1,226)	4,759

Interest expense	129	188	282	274

(Loss) income before income taxes	(2,556)	2,384	(1,508)	4,485

Income tax (benefit) expense	(865)	593	(594)	1,097

Net (loss) income	$(1,691)	$1,791	$(914)	$3,388

Net (loss) income per share:

Basic (loss) income per share	$(0.16)	$0.17	$(0.09)	$0.30

Diluted (loss) income per share	$(0.16)	$0.17	$(0.09)	$0.30

Weighted average shares outstanding:

Basic shares outstanding	10,309,000	10,568,000	10,301,000	11,417,000

Diluted shares outstanding	10,309,000	10,570,000	10,301,000	11,447,000

      See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,

	2001	2000

Cash flows from operating activities:

Net (loss) income	$(914)	$3,388

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Net realized investment (gains) losses	(1,107)	562

Depreciation and amortization	801	680

Deferred income taxes	912	215

Changes in assets and liabilities:

Amounts due from reinsurers	(12,303)	(7,074)

Unpaid claim and claim settlement expenses	8,577	(1,516)

Unearned premiums, net of premiums receivable	(4,228)	(246)

Other, net	7,956	(1,083)

Net cash used in operating activities	(306)	(5,074)

Cash flows from investing activities:

Proceeds from sales of securities	74,709	10,532

Purchases of securities	(73,582)	—

Purchases of furniture and equipment	(81)	(372)

Net cash provided by investing activities	1,046	10,160

Cash flows from financing activities:

Proceeds from note payable	—	8,000

Payments on note payable	(1,500)	—

Proceeds from issuance of common stock under ESPP	33	125

Retirement of common stock	—	(10,268)

Net cash used in financing activities	(1,467)	(2,143)

Net (decrease) increase in cash and cash equivalents	(727)	2,943

Cash and cash equivalents at beginning of year	2,427	302

Cash and cash equivalents at end of period	$1,700	$3,245

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for:

Interest	$319	$261

Income taxes	$(1,070)	$(58)

      See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (generally accepted accounting principles) applied on a basis consistent with the financial statements included in the RTW, Inc. 2000 Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the consolidated balance sheet at December 31, 2000, without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 2000 from the audited consolidated financial statements for the year ended December 31, 2000, but this report does not include all the disclosures contained therein.

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

      We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers’ compensation management services solely to employers insured through our insurance subsidiary. During the first six months of 2001 and 2000, we operated primarily in Minnesota, Wisconsin, Colorado, Missouri, Kansas, Michigan, Massachusetts and Connecticut.

      Additional information about RTW is available on our website at www.rtwi.com.

Financial Summary

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at June 30, 2001 and December 31, 2000 and the three and six-month periods ended June 30, 2001 and 2000.

The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Gross premiums earned	$25,803	$25,222	$51,926	$48,357

Total revenues	1,887	21,730	28,520	41,888

Claim and claim settlement expenses	6,682	12,586	25,672	24,000

Net (loss) income	(1,691)	1,791	(914)	3,388

Diluted (loss) income per share	(0.16)	0.17	(0.09)	0.30

      RTW reported gross premiums earned of $25.8 million in the second quarter of 2001 compared to $25.2 million in the second quarter of 2000 and reported gross premiums earned of $51.9 million for the six months ended June 30, 2001 compared to $48.4 million for the same period in 2000. Total revenues for the second quarter of 2001 were $1.9 million compared to $21.7 million for the second quarter of 2000 and total revenues for the six months ended June 30, 2001 were $28.5 million compared to $41.9 million for the same period in 2000. In June 2001, we entered a 50% quota share reinsurance treaty effective January 1, 2001. Total revenues for the three and six-month periods ended June 30, 2001 were reduced by premiums ceded under reinsurance agreements.

      We reported a net loss of $1.7 million in the second quarter of 2001 compared to net income of $1.8 million in the second quarter of 2000 and reported a net loss of $914,000 for the six months ended June 30, 2001 compared to net income of $3.4 million for the same period in 2000. Basic and diluted net loss per share was $0.16 in the second quarter of 2001 and $0.09 for the six months ended June 30, 2001 compared to basic and diluted net income per share of $0.17 for the second quarter of 2000 and $0.30 for six months ended June 30, 2000 reflecting the following factors:

•	Our gross premiums earned increased 2.3% to $25.8 million in the second quarter of 2001 from $25.2 million in the second quarter of 2000 and increased 7.4% to $51.9 million for the six months ended June 30, 2001 from $48.4 million for the same period in 2000 due primarily to a 12.2% increase in premiums in force to $99.4 million in the second quarter of 2001 from $88.6 million in the second quarter of 2000;

•	Total revenues decreased to $1.9 million in the second quarter of 2001 from $21.7 million in the second quarter of 2000 and decreased to $28.5 million for the six months ended June 30, 2001 from $41.9 million for the same period in 2000 due to the following:

•	In June 2001, we entered a new 50% quota share reinsurance treaty effective January 1, 2001.

Because the treaty was entered into during June 2001, the entire impact for the first six months of 2001 is reflected in our financial statements for the quarter ended June 30, 2001. Due to the percentage of amounts ceded under the quota share treaty and its January 1, 2001 effective date, premiums earned, claim and claim settlement expenses and policy acquisition costs were substantially reduced in the second quarter of 2001. Excluding ceded premiums totaling $22.3 million under this treaty, total revenues increased by 11.2 percent to $24.2 million for the quarter ended June 30, 2001 and increased 21.3% to $50.8 million for the six months ended June 30, 2001.

•	Excluding the adjustment for the new quota share treaty, total revenues increased due to (i) the 12.2% increase in premiums in force; (ii) reduced premiums ceded for reinsurance on losses from $25,000 to $300,000 as the treaty is in runoff in 2001; (iii) our net realized investment gains totaling $1.1 million recognized through the second quarter of 2001 compared to net realized investment losses of $562,000 recognized through the second quarter of 2000; and (iv) a $2.1 million refund recorded in the first quarter of 2001 from the Workers Compensation Reinsurance Association of Minnesota (WCRA) included in other income.

•	Claim and claim settlement expenses decreased to $6.7 million in the second quarter of 2001 from $12.6 million in the second quarter of 2000 and increased to $25.7 million for the six months ended June 30, 2001 compared to $24.0 million for the same period in 2000. Excluding claim and claim settlement expenses ceded under our new quota share reinsurance policy totaling $13.1 million, claim and claim settlement expenses increased to $19.8 million in the second quarter of 2001 and increased to $38.8 million for the six months ended June 30, 2001. Before ceding amounts under the quota share policy, claim and claim settlement expenses increased as a percent of pre-quota share premiums earned to 87.9% for the second quarter of 2001 from 60.5% for the second quarter of 2000 and increased to 87.1% for the six months ended June 30, 2001 from 60.8% for the same period in 2000. These changes are due to the following:

•	We recorded a $1.9 million increase in claim and claim settlement expenses in the second quarter of 2001 and $3.6 million in the first quarter of 2001 to reflect strengthening of 2000 and prior accident year reserves due to unfavorable claims experience in the first and second quarters of 2001.

•	We increased our estimate of claim and claim settlement expenses as a percent of premiums earned for accident year 2001 from levels recorded through the second quarter in accident year 2000.

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $3.3 million in the second quarter of 2001 and $7.6 million in six months ended June 30, 2001 resulting in corresponding reductions in claim and claim settlement expenses in those periods. These amounts decreased from $5.5 million recorded in the second quarter of 2000 and $10.7 million in six months ended June 30, 2000 as this reinsurance agreement is in runoff status in 2001 and claims on policies written after December 31, 2000 are not covered under that agreement.

      We expect to continue to increase renewal and new business premium rates in all our markets. We will continue to focus on improving profitability in all of our regions by (i) aggressively managing and closing claims, (ii) improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

      In the following pages, we take a look at the operating results for the three and six-month periods ended June 30, 2001 and 2000 for items in our Consolidated Statements of Operations and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include gross premiums earned, premiums ceded, investment income and net realized investment gains and losses.

The following tables summarize the components of revenues and premiums in force (000’s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Gross premiums earned	$25,803	$25,222	$51,926	$48,357

Premiums ceded	(25,519)	(4,410)	(29,633)	(8,888)

Premiums earned	284	20,812	22,293	39,469

Investment income	1,575	1,454	3,032	2,981

Net realized investment gains (losses)	28	(536)	1,107	(562)

Other income	—	—	2,088	—

Total revenues	$1,887	$21,730	$28,520	$41,888

	2001	2000

Premiums in force, by regional office location, at quarter-end:

Minnesota	$33,200	$32,200

Colorado	17,100	13,800

Missouri	13,700	12,100

Michigan	20,100	15,600

Massachusetts	15,300	14,900

Total premiums in force at quarter-end:	$99,400	$88,600

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

      Our premiums in force grew 12.2% to $99.4 million at June 30, 2001 from $88.6 million at June 30, 2000 due primarily to $7.8 million in growth in our Colorado and Michigan markets. We continue to aggressively target policies that do not meet our underwriting profit margin standards for non-renewal or re-underwriting at more favorable rates at policy expiration. We will continue to review business at policy expiration through the remainder of 2001 and non-renew, or re-underwrite at more favorable rates, any business not meeting our underwriting profit margin standards.

      Our gross premiums earned increased 2.3% to $25.8 million in the second quarter of 2001 from $25.2 million in the second quarter of 2000 and increased 7.4% to $51.9 million for the six months ended June 30, 2001 from $48.4 million for the same period in 2000 due primarily to the 12.2% increase in premiums in force in the second quarter of 2001. This increase was partially offset by a decrease in final audit adjustments recognized to $609,000 for the three months ended June 30, 2001 from $2.2 million for the three months ended June 30, 2000 and a decrease to $1.1 million for the six months ended June 30, 2001 compared to $3.4 million earned in the first half of 2000. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

      We increased renewal premium rates 22.4% in the second quarter of 2001 and 20.3% through the six months ended June 30, 2001 compared to renewal premium rate increases of 11.9% in the second quarter of 2000 and 11.7% for the entire year of 2000. We are able to increase rates in our markets due to the following:

•	Prior to 2001, many workers’ compensation insurers withdrew from the markets in which we write premiums due to the historical declines in premium rates in those markets;

•	Reinsurance rates for workers’ compensation insurers have increased throughout the industry due to settlements related to Unicover reinsurance treaties, resulting in increased costs for workers’ compensation insurers; and

•	A number of workers’ compensation insurers financial ratings have decreased due to reserve adjustments recorded in 2000 and 1999.

Premiums Ceded: Reinsurance agreements allow us to share certain risks with other insurance companies. We purchase reinsurance to (i) protect us from potential losses in excess of the level we are willing to accept and (ii) to bring premium to surplus leverage ratios to acceptable levels. Prior to 2001, our primary reinsurance has been excess of loss coverage that limits our per-incident exposure. In June 2001, however, we entered into a quota share reinsurance treaty to reduce our premiums earned and bring our premium to surplus leverage ratios in line with rating agency expectations. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves. We are not aware of any developments with respect to our reinsurers that would result in uncollectible reinsurance balances.

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

      For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $200,000 of this deferred gain as a reduction of claim and claim settlement expenses through the second quarter of 2001, $400,000 in 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $649,000 at June 30, 2001. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000. The policy remains effective in 2001, however, for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing in 2001 are not covered under this lower level excess of loss reinsurance policy.

      In June 2001, we entered a new 50% quota share reinsurance policy effective January 1, 2001 in order to reduce our net premium to surplus leverage ratio and maintain a secure financial strength rating for our insurance subsidiary. Because the policy was entered into during June 2001, the impact for the first six months of 2001 is reflected in our financial statements for the quarter ended June 30, 2001. Due to the percentage of amounts ceded under the quota share policy and its January 1, 2001 effective date, premiums earned, claim and claim settlement expenses and policy acquisition costs were substantially reduced in the second quarter of 2001.

      The following table summarizes the components of premiums ceded (000’s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Premiums ceded related to:

Excess of loss treaties	$3,238	$4,410	$7,352	$8,888

Quota share policy	22,281	—	22,281	—

Premiums ceded	$25,519	$4,410	$29,633	$8,888

      Premiums ceded to reinsurers were $25.5 million in the second quarter of 2001 compared to $4.4 million in the second quarter of 2000 and were $29.6 million for the six months ended June 30, 2001 compared to $8.9 million for the same period in 2000. As a percent of gross premiums earned, premiums ceded increased significantly to 98.9% in the second quarter of 2001 compared to 17.5% for the second quarter of 2000 and increased to 57.1% for the six months ended June 30, 2001 from 18.4% for the same period in 2000. Excluding premiums ceded totaling $22.3 million under the quota share policy, premiums ceded decreased significantly to 12.5% in the second quarter of

2001 and 14.2% for the six months ended June 30, 2001. The decrease in premiums ceded, excluding quota share policy premiums, resulted primarily from the run-off of premiums ceded under our $25,000 to $300,000 policy.

Premiums Earned Outlook: The outlook for gross premiums earned and premiums ceded for the remainder of 2001 includes the following factors:

•	We expect that renewal premium rates will continue to increase for the remainder of 2001 compared with 2000. The ultimate increase is unknown at this time;

•	We expect that (i) premium rate increases in our markets, (ii) policies targeted for non-renewal or re-underwriting during 2001, and (iii) our B+ rating from A.M. Best will put downward pressure on premiums in force in all our markets, but especially in our Minnesota, Missouri and Massachusetts markets. Premium rate increases on new and renewing policies will partially offset these decreases. Overall, we expect premiums in force and gross earned premiums to decrease from the second quarter for the remainder of the year.

•	We expect that premiums ceded under our quota share policy will be consistent with the results attained for the six months ended June 30, 2001 for the remainder of 2001 and will total 50% of gross premiums earned less excess of loss premiums ceded.

•	We expect that premiums ceded under excess of loss policies will decrease as a percent of gross premiums earned when compared to the results attained for the quarter and six months ended June 30, 2001 for the remainder of 2001 as (i) premiums paid under our terminated $25,000 to $300,000 reinsurance agreement run-off in 2001, and (ii) premiums in our non-Minnesota markets, where we pay lower reinsurance premiums, continue to grow as a percent of gross premiums earned relative to Minnesota.

•	We continue to negotiate reinsurance coverages designed to strengthen our balance sheet by transferring our exposure to further adverse development on accident year 2000 and prior claims to a reinsurer (loss portfolio transfer and adverse loss development cover). We believe we will be able to agree to final terms we find acceptable with a reinsurer for these coverages, subject to resolving certain tax implications of the treaty. We estimate that the cost of these coverage’s will be $3 to $4 million. Management believes that a loss development cover, if purchased, will limit our exposure to adverse development on reserves for 2000 and prior accident years, allow us to focus on the business going forward, and mitigate future earnings volatility.

Investment Income and Net Realized Investment Gains (Losses): Our investment income includes earnings on our investment portfolio. Our net realized investment gains (losses), displayed separately on our Consolidated Statements of Income, include gains and losses from sales of securities. In 2000 and through January 2001, we invested entirely in U.S. domiciled investment grade taxable and tax-exempt fixed maturity investments. In February 2001, we repositioned our portfolio by selling our portfolio of tax-exempt securities and purchased taxable securities to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We currently invest entirely in U.S. domiciled investment grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

      Investment income was $1.6 million in the second quarters of 2001 compared to $1.5 million in the second quarter of 2000 and was $3.0 million for the six months ended June 30, 2001 and 2000. Funds available for investment decreased slightly to $96.2 million at June 30, 2001 from $97.8 million at June 30, 2000, due to decreased net cash provided by operating activities in 2000 and 1999, resulting primarily from (i) the difference in timing between the payment of premiums ceded and the recovery of paid claim and claim settlement expenses under our reinsurance programs, (ii) the receipt of premiums and the payment of claim and claim settlement expenses, and (iii) net cash provided by investment income. Tax-adjusted investment yields decreased slightly to 6.1% for the six months ended June 30, 2001 from 6.6% for the six months ended June 30, 2000. The investment yields realized in future periods will be affected by yields attained on new investments.

      We recognized net realized investment gains totaling $1.1 million in the first six months of 2001 resulting primarily from the sale of tax-exempt securities in the first quarter of 2001 compared to net realized investment losses of $562,000 recognized in the first six months of 2000 resulting primarily from a $500,000 write-down of a security in our investment portfolio in the second quarter of 2000.

Investment Income and Net Realized Investment Gains (Losses) Outlook: Barring significant changes in interest rates or operational cash flows, we expect that the yield from our investment portfolio for the remainder of 2001 will be affected by the following:

•	Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses offset by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows have decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect positive quarterly cash flow from our $25,000 to $300,000 excess of loss reinsurance agreement in 2001 as reimbursements for loss payments to claimants exceeds disbursements for premium payments under the policy, however, this increase in cash flow will be significantly offset by premiums ceded under our new quota share policy;

•	Our recognition of further realized gains and losses will depend on the repositioning of the portfolio, if any, that occurs in 2001 as we continue manage our portfolio returns;

•	The mix of taxable and tax-exempt securities in our portfolio may change over time to accommodate our tax situation; and

•	New reinsurance treaties may reduce our future cash flow and future investment income.

Other Income: We recorded a receivable totaling $2.1 million for a refund due from the Workers Compensation Reinsurance Association of Minnesota (WCRA) in the first quarter of 2001. The WCRA periodically reviews its surplus position and refunds excess surplus to its members. This refund represents our share of the excess surplus of the WCRA at December 31, 2000.

Total expenses: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.

Claim and Claim Settlement Expenses: Claim expenses refer to amounts that we paid or expect to pay to claimants for insured events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the Consolidated Statements of Operations.

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

      Claim and claim settlement expenses decreased to $6.7 million in the second quarter of 2001 from $12.6 million in the second quarter of 2000 and increased to $25.7 million for the six months ended June 30, 2001 compared to $24.0 million for the same period in 2000. Excluding claim and claim settlement expenses ceded under our new quota share reinsurance policy totaling $13.1 million, claim and claim settlement expenses increased to $19.8 million in the second quarter of 2001 and increased to $38.8 million for the six months ended June 30, 2001. Before ceding amounts under the quota share policy, claim and claim settlement expenses increased as a percent of pre-quota share premiums earned to 87.9% for the second quarter of 2001 from 60.5% for the second quarter of 2000 and increased to 87.1% for the six months ended June 30, 2001 from 60.8% for the same period in 2000. These changes are due to the following:

•	We recorded a $1.9 million increase in claim and claim settlement expenses in the second quarter of 2001 as well as a $3.6 million increase in the first quarter of 2001 to reflect strengthening of 2000 and prior accident year reserves due to unfavorable claims experience in 2001.

•	We increased our estimate of claim and claim settlement expenses as a percent of premiums earned for accident year 2001 from levels recorded early in accident year 2000.

•	We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at more favorable rates at policy expiration. As a result of this focus in the first six months of 2001, as well as in 2000 and 1999, we are experiencing a decrease in claim frequency in 2001. We will continue to review business at policy expiration through the remainder of 2001 and non-renew or re-underwrite at more favorable rates any business not meeting our standards;

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $3.3 million in the second quarter of 2001 and $7.6 million in six months ended June 30, 2001 resulting in corresponding reductions in claim and claim settlement expenses in those periods. These amounts decreased from $5.5 million recorded in the second quarter of 2000 and $10.7 million in six months ended June 30, 2000 as this reinsurance agreement is in runoff status in 2001 and claims on policies incepting after December 31, 2000 are not covered under that agreement; and

•	Claim costs continued to receive upward pressure in accident year 2001 as compared to accident year 2000 due to increasing medical and indemnity costs resulting from inflationary changes.

Claim and Claim Settlement Expense Outlook: Claim and claim settlement expenses will be significantly reduced by amounts ceded under our new quota share reinsurance policy for the remainder of 2001. Excluding the effects of ceding amounts under the quota share policy, we expect that claim and claim settlement expenses will be affected by the following factors:

•	Continued favorable effects of ceding paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements resulting in a reduction of claim and claim settlement expenses. This favorable effect will decrease significantly through the fourth quarter of 2001 as the $25,000 to $300,000 reinsurance runs-off in 2001;

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements;

•	Continued application of our claims management technology and methods to all open claims; and

•	The impact of any new reinsurance treaties.

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

The following table summarizes policy acquisition costs (000’s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Commission expense	$1,893	2,055	$3,888	$3,817

Premium tax expense	519	500	1,003	960

Other policy acquisition costs	1,153	1,090	2,300	2,497

Ceding commissions received on quota share policy	(9,135)	—	(9,135)	—

Policy acquisition costs	$(5,570)	$3,645	$(1,944)	$7,274

      Policy acquisition costs have been reduced by $9.1 million in ceding commissions received under the new quota share reinsurance policy for the second quarter and first six months of 2001. Excluding the effect of ceding commissions from the quota share contract, policy acquisition costs remained consistent at $3.6 million in the second quarters of 2001 and 2000 and decreased slightly to $7.2 million for the six months ended June 30, 2001 from $7.3 million for the same period in 2000. As a percent of gross premiums earned, policy acquisition costs, before ceding commissions from quota share, decreased to 13.8% in the second quarter of 2001 from 14.5% in the second quarter of 2000. These changes reflect the following:

•	Commission expense decreased to 7.3% of gross premiums earned in the second quarter of 2001 from 8.1% in the second quarter of 2000 and decreased to 7.5% of gross premiums earned for the six months ended June 30, 2001 compared to 7.9% for the same period in 2000. The decrease is the result of our focus on reducing commissions that we pay to agents. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense remained constant at 2.0% of gross premiums earned in the second quarters of 2001 and 2000 and decreased slightly to 1.9% of gross premiums earned for the six months ended June 30, 2001 compared to 2.0% for the same period in 2000; and

•	Other policy acquisition costs increased slightly to 4.5% of gross premiums earned in the second quarter of 2001 from 4.3% in the second quarter of 2000 and decreased to 4.4% of gross premiums earned for the six months ended June 30, 2001 from 5.2% for the same period in 2000. The decrease for the six month period is the result of efficiencies realized in our underwriting process as well as reductions in other expenses during the first six months of 2001.

Policy Acquisition Cost Outlook: Ceding commissions received from our new quota share reinsurance policy will significantly reduce policy acquisition costs for the remainder of 2001. Excluding the effects of ceding commissions, we expect that policy acquisition costs will remain consistent as a percent of gross premiums earned during the remainder of 2001 due to the following:

•	We expect commission expense as a percent of gross premiums earned to remain consistent with the first six months of 2001;

•	We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first six months of 2001; and

•	We expect that other policy acquisition costs will be consistent with the first six months of 2001 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

      General and administrative expenses increased slightly to $3.2 million in the second quarter of 2001 from $2.9 million in the first quarter of 2000 and increased to $6.0 million for the six months ended June 30, 2001 from $5.9 million for the same period in 2000. As a percent of gross premiums earned, general and administrative expenses increased to 12.4% in the second quarter of 2001 from 11.6% in the second quarter of 2000 and decreased to 11.6% for the six months ended June 30, 2001 from 12.1% for the same period in 2000. The increases in the second quarter of 2001 are the result of additional expenses recorded related to office closings and increases in insurance guarantee assessments. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	We will continue to aggressively manage all general and administrative expenses for the remainder of 2001;

•	We have no plans to open additional state offices in 2001. As a result of the decline in new claims reported in 2000 and 2001, we re-examined our staffing needs and closed our Overland Park, Kansas office in May 2001 and will close our Brainerd, Minnesota in the fourth quarter of 2001;

•	We may continue to incur additional expenses related to state insurance guarantee association assessments for the remainder of 2001; and

•	We expect to realize additional operational efficiency during 2001 through enhancements to our internal processes and procedures, including changes to our internal proprietary computer systems.

Interest Expense: We borrowed $8.0 million in March 2000 under a term loan agreement to fund the repurchase of common stock from certain of our shareholders. We paid $1.0 million in principal on the term loan in November 2000 as well as $1.0 million in January 2001 and $500,000 in March 2001. The term loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the term loan (adjusted LIBOR was 8.83% on $500,000 of the Term Loan and the bank reference rate was 8.22% on the remaining $5.0 million at June 30, 2001).

      Interest expense decreased to $129,000 in the second quarter of 2001 from $188,000 in the second quarter of 2000 and increased slightly to $282,000 for the first half of 2001 compared to $274,000 for the first half of 2000 due to the aforementioned transactions.

Interest Expense Outlook: Interest expense is expected to decrease for the remainder of 2001 due to principal payments of $1.5 million in the first quarter of 2001 as well as an additional payment of $500,000 in July 2001. Total interest expense is expected to decrease to $518,000 in 2001 from $667,000 in 2000 as a result of the above principal reductions.

Income Taxes: We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition of revenues, deferring recognition of expenses and ultimately accelerating the payment of income taxes. Adjustments to book income that generate current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves. Additionally, we benefited from the non-taxable aspect of tax-exempt municipal securities that we held through January 2001.

      The income tax benefit was $865,000 for the second quarter of 2001 compared to income tax expense of $593,000 for the second quarter of 2000 and the income tax benefit was $594,000 for the six months ended June 30, 2001 compared to income tax expense of $1.1 million for the same period in 2000. The income tax expense percent in 2001 and 2000 has been affected by (i) increased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (ii) the tax-benefit of tax-exempt municipal income.

Income Tax Outlook: Income tax expense will vary based on (i) the income or loss from operations we recognize for the remainder of 2001, and will (ii) increase as a percent of income before taxes relative to the statutory effective rate as a result of repositioning our portfolio by selling tax-exempt municipal fixed investments in February 2001 and reinvested the proceeds in taxable securities. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at June 30, 2001 included U.S. government securities (42.8%), corporate securities (16.7%), mortgage-backed securities (38.4%), and asset-backed securities (2.1%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In February 2001, we repositioned our portfolio by selling our tax-exempt securities and purchasing taxable fixed maturity investments to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We recognized net realized investment gains totaling $1.1 million as a result of this repositioning. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

      Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect positive quarterly cash flow from our $25,000 to $300,000 excess of loss reinsurance agreement in 2001 as reimbursements for loss payments to claimants exceeds disbursements for premium payments under the policy. This increase in cash flow will be significantly offset by premiums ceded under our new quota share policy. Our investment portfolio decreased $1.6 million to $96.2 million at June 30, 2001, from $97.8 million at June 30, 2000, as a result of these factors.

      We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes in accumulated other comprehensive income. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carrying them at fair value, we expect to encounter larger adjustments in shareholders’ equity as market interest rates and other factors change. In the second quarter of 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. Prevailing market interest rates increased since December 31, 2000 and the related unrealized loss on investments increased to $144,000 in the second quarter of 2001 from an unrealized gain of $309,000 at December 31, 2000.

Unpaid Claim and Claim Settlement Expenses

Our unpaid claim and claim settlement expenses represent established, primarily undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred through June 30, 2001. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

      Cash used in operating activities for the six months ended June 30, 2001 was $306,000. This is primarily a result of a net loss of $914,000, an increase of $12.3 million in amounts due from reinsurers, and a decrease of $4.2 million in unearned premiums, net of premiums receivable, offset by an increase of $8.6 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, an increase of $8.2 million in accrued liabilities, a decrease in our deferred income tax asset of $912,000, and depreciation expense of $801,000. Net cash provided by investing activities was $1.0 million due to $74.7 million in proceeds from sales of securities offset by $73.6 million in purchases of securities and $81,000 in net purchases of fixed assets. Net cash used in financing activities was $1.5 million due to principal payments on our note payable in the first quarter of 2001.

      Our need for additional capital is primarily the result of regulations which require certain ratios of capital to premiums written. We expect that our need for additional capital will be primarily related to the need to maintain appropriate capital to premium ratios as defined by state regulatory bodies and insurance rating agencies and future growth in our insurance subsidiary. We believe that raising additional permanent capital would stabilize our ratio of premium to capital and provide a solid base for the future growth of our insurance subsidiary. As an alternative to raising additional permanent capital, quota-share reinsurance or other additional reinsurance on an interim basis would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements.

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

      At June 30, 2001, we failed to meet certain financial covenants related to our term loan. We expect to pursue alternatives with the bank, including, among other things, debt covenant waivers or debt covenant amendments. While we believe we will be successful in pursuing these alternatives, there can be no assurance that we will be successful.

      We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, stock repurchases and debt service on our outstanding term note, including principal repayments, and capital expenditures for the next 12 months.

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

      An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $4.4 million.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At June 30, 2001, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

      In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The Codification is intended to standardize regulatory accounting and reporting to state insurance departments effective January 1, 2001. Statutory accounting principles, however, will continue to be established by individual state laws and permitted practices. We adopted the Codification as required by the state of Minnesota on January 1, 2001. We increased our statutory capital and surplus by approximately $3.0 million at March 31, 2001 as a result of adopting the Codification.

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

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, and that certain acquired intangibles assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires ratable amortization of goodwill be replaced with periodic tests of goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. Implementation of SFAS No. 141 and 142 is required for fiscal 2002. We believe that the adoption of SFAS No. 141 and 142 will not have an impact on our financial statements

Forward Looking Statements

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to Disclosures about Market Risk is contained in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” under Part I, Item 2 of this Report of Form 10-Q and is incorporated herein by reference.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits

Exhibit 11 - STATEMENT REGARDING COMPUTATION OF BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

(b) Listing of Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: August 10, 2001	By	/s/ Carl B. Lehmann

Carl B. Lehmann Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2001	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net (Loss) Income Per Share	24