Form 10-Q
period 2001-09-30
RTW INC /MN/
filed 2001-11-14
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2001

OR

[ ]	For the transition period from ___________ to ___________.
For the period ended September 30, 2001

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

Yes [X] No [  ]

At November 10, 2001, approximately 10,302,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1:	CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Investments at fair value, amortized cost of $92,163 and $96,521	$95,113	$96,830
Cash and cash equivalents	3,907	2,427
Accrued investment income	899	1,266
Premiums receivable, less allowance of $395 and $569	9,875	10,126
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	75,767	61,845
On paid claim and claim settlement expenses	2,569	2,295
Deferred policy acquisition costs	1,750	1,351
Furniture and equipment, net	2,890	3,590
Other assets	13,236	14,805

Total assets	$206,006	$194,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$137,955	$128,841
Unearned premiums	7,631	12,455
Accrued expenses and other liabilities	16,459	7,503
Note payable	4,500	7,000

Total liabilities	166,545	155,799
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,307,000 shares at September 30, 2001 and 10,293,000 shares at December 31, 2000	20,693	20,665
Retained earnings	16,850	17,867
Accumulated other comprehensive income	1,918	204

Total shareholders’ equity	39,461	38,736

Total liabilities and shareholders’ equity	$206,006	$194,535

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Revenues:
Gross premiums earned	$23,419	$22,563	$75,345	$70,920
Premiums ceded	(12,945)	(4,309)	(42,578)	(13,197)

Premiums earned	10,474	18,254	32,767	57,723
Investment income	1,467	1,413	4,499	4,394
Net realized investment gains (losses)	25	(45)	1,132	(607)
Other income	—	—	2,088	—

Total revenues	11,966	19,622	40,486	61,510
Expenses:
Claim and claim settlement expenses	9,855	11,446	35,527	35,446
Policy acquisition costs, net of ceding commissions	(1,145)	2,911	(3,089)	10,185
General and administrative expenses	3,291	2,490	9,309	8,345

Total expenses	12,001	16,847	41,747	53,976

(Loss) income from operations	(35)	2,775	(1,261)	7,534
Interest expense	121	201	403	475

(Loss) income before income taxes	(156)	2,574	(1,664)	7,059
Income tax (benefit) expense	(53)	695	(647)	1,792

Net (loss) income	$(103)	$1,879	$(1,017)	$5,267

Net (loss) income per share:
Basic (loss) income per share	$(0.01)	$0.18	$(0.10)	$0.48

Diluted (loss) income per share	$(0.01)	$0.18	$(0.10)	$0.48

Weighted average shares outstanding:
Basic shares outstanding	10,312,000	10,293,000	10,305,000	11,042,000

Diluted shares outstanding	10,312,000	10,294,000	10,305,000	11,063,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,

	2001	2000

Cash flows from operating activities:
Net (loss) income	$(1,017)	$5,267
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net realized investment (gains) losses	(1,132)	607
Depreciation and amortization	1,196	1,004
Deferred income taxes	922	990
Changes in assets and liabilities:
Amounts due from reinsurers	(14,196)	(9,639)
Unpaid claim and claim settlement expenses	9,114	(3,939)
Unearned premiums, net of premiums receivable	(4,573)	1,287
Other, net	8,644	(3,520)

Net cash used in operating activities	(1,042)	(7,943)
Cash flows from investing activities:
Proceeds from sales of securities	83,830	14,187
Purchases of securities	(78,612)	—
Purchases of furniture and equipment	(224)	(546)

Net cash provided by investing activities	4,994	13,641
Cash flows from financing activities:
Proceeds from note payable	—	8,000
Payments on note payable	(2,500)	—
Proceeds from issuance of common stock under ESPP	33	125
Retirement of common stock	(5)	(10,268)

Net cash used in financing activities	(2,472)	(2,143)

Net increase in cash and cash equivalents	1,480	3,555
Cash and cash equivalents at beginning of year	2,427	302

Cash and cash equivalents at end of period	$3,907	$3,857

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$433	$261

Income taxes	$(1,013)	$399

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
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

        We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers’ compensation management services solely to employers insured through our insurance subsidiary. During the first nine months of 2001 and 2000, we operated primarily in Minnesota, Wisconsin, Colorado, Missouri, Kansas, Michigan, Massachusetts and Connecticut.

        Additional information about RTW is available on our website, www.rtwi.com.

Financial Summary

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at September 30, 2001 and December 31, 2000 and the three and nine-month periods ended September 30, 2001 and 2000.

The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Gross premiums earned	$23,419	$22,563	$75,345	$70,920
Total revenues	11,966	19,622	40,486	61,510
Claim and claim settlement expenses	9,855	11,446	35,527	35,446
Net (loss) income	(103)	1,879	(1,017)	5,267
Diluted (loss) income per share	(0.01)	0.18	(0.10)	0.48

        RTW reported gross premiums earned of $23.4 million in the third quarter of 2001 compared to $22.6 million in the third quarter of 2000 and reported gross premiums earned of $75.3 million for the nine months ended September 30, 2001 compared to $70.9 million for the same period in 2000. Total revenues for the third quarter of 2001 were $12.0 million compared to $19.6 million for the third quarter of 2000 and total revenues for the nine months ended September 30, 2001 were $40.5 million compared to $61.5 million for the same period in 2000. In June 2001, we entered a 50% quota share reinsurance treaty effective January 1, 2001. Total revenues for the three and nine-month periods ended September 30, 2001 were reduced by premiums ceded under reinsurance agreements.

        We reported a net loss of $103,000 in the third quarter of 2001 compared to net income of $1.9 million in the third quarter of 2000 and reported a net loss of $1.0 million for the nine months ended September 30, 2001 compared to net income of $5.3 million for the same period in 2000. Basic and diluted net loss per share was $0.01 in the third quarter of 2001 and $0.10 for the nine months ended September 30, 2001 compared to basic and diluted net income per share of $0.18 for the third quarter of 2000 and $0.48 for nine months ended September 30, 2000 reflecting the following factors:

•	Our gross premiums earned increased 3.8% to $23.4 million in the third quarter of 2001 from $22.6 million in the third quarter of 2000 and increased 6.2% to $75.3 million for the nine months ended September 30, 2001 from $70.9 million for the same period in 2000 due primarily to an increase in average premiums in force during 2001 as compared to 2000;

•	Total revenues decreased to $12.0 million in the third quarter of 2001 from $19.6 million in the third quarter of 2000 and decreased to $40.5 million for the nine months ended September 30, 2001 from $61.5 million for the same period in 2000 due to the following:

•	In June 2001, we entered a 50% quota share reinsurance treaty effective January 1, 2001. Due to the percentage of amounts ceded under the quota share treaty, premiums earned, claim and claim settlement expenses and policy acquisition costs were substantially reduced in the third quarter of 2001. Excluding ceded premiums under this treaty totaling $10.5 million for the quarter ended September 30, 2001 and $32.8 million for the nine months ended September 30, 2001, total revenues increased by 14.7 percent to $22.5 million for the quarter ended September 30, 2001 and increased 13.5% to $73.3 million for the nine months ended September 30, 2001.

•	Excluding the adjustment for the new quota share treaty, total revenues increased due to (i) the slight increase in average quarterly premiums in force; (ii) reduced premiums ceded for reinsurance on losses from $25,000 to $300,000 as the treaty is in runoff in 2001; (iii) our net realized investment gains totaling $1.1 million recognized through the third quarter of 2001 compared to net realized investment losses of $607,000 recognized through the third quarter of 2000; and (iv) a $2.1 million refund recorded in the first quarter of 2001 from the Workers Compensation Reinsurance Association of Minnesota (WCRA) included in other income.

•	Claim and claim settlement expenses decreased to $9.9 million in the third quarter of 2001 from $11.4 million in the third quarter of 2000 and increased to $35.5 million for the nine months ended September 30, 2001 compared to $35.4 million for the same period in 2000. Excluding claim and claim settlement expenses ceded under our new quota share reinsurance policy totaling $6.2 million in the third quarter of 2001 and $19.3 million for the nine months ended September 30, 2001, claim and claim settlement expenses increased to $16.0 million in the third quarter of 2001 and increased to $54.9 million for the nine months ended September 30, 2001. Before ceding amounts under the quota share policy, claim and claim settlement expenses increased as a percent of pre-quota share premiums earned to 76.6% for the third quarter of 2001 from 62.7% for the third quarter of 2000 and increased to 83.7% for the nine months ended September 30, 2001 from 61.4% for the same period in 2000. These changes are due to the following:

•	We recorded a $1.9 million increase in claim and claim settlement expenses in the second quarter of 2001 and $3.6 million in the first quarter of 2001 to strengthen 2000 and prior accident year reserves due to unfavorable claims experience in the first and second quarters of 2001.

•	We increased our estimate of claim and claim settlement expenses as a percent of premiums earned for accident year 2001 compared to levels recorded through the third quarter of 2000 for accident year 2000.

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $2.3 million in the third quarter of 2001 and $13.0 million for the nine months ended September 30, 2001 resulting in corresponding reductions in claim and claim settlement expenses in those periods. These amounts decreased from $5.0 million recorded in the third quarter of 2000 and $15.7 million in the nine months ended September 30, 2000 as this reinsurance agreement is in runoff status in 2001 and claims on policies written after December 31, 2000 are not covered under that agreement.

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

        In the following pages, we take a look at the operating results for the three and nine-month periods ended September 30, 2001 and 2000 for items in our Consolidated Statements of Operations and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues:   Our total revenues include gross premiums earned, premiums ceded, investment income and net realized investment gains and losses.

The following tables summarize the components of revenues and premiums in force (000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Gross premiums earned	$23,419	$22,563	$75,345	$70,920
Premiums ceded	(12,495)	(4,309)	(42,578)	(13,197)

Premiums earned	10,474	18,254	32,767	57,723
Investment income	1,467	1,413	4,499	4,394
Net realized investment gains (losses)	25	(45)	1,132	(607)
Other income	—	—	2,088	—

Total revenues	$11,966	$19,622	$40,486	$61,510

	2001	2000

Premiums in force, by regional office location, at quarter-end:
Minnesota	$28,600	$31,300
Colorado	16,100	14,700
Missouri	11,000	11,600
Michigan	20,000	16,200
Massachusetts	13,700	15,100

Total premiums in force at quarter-end:	$89,400	$88,900

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

        Our premiums in force grew slightly to $89.4 million at September 30, 2001 from $88.6 million at September 30, 2000 due primarily to $5.2 million in growth in our Colorado and Michigan markets offset by decreases totaling $4.7 million in our Minnesota, Missouri and Massachusetts markets. We continue to aggressively target policies that do not meet our underwriting profit margin standards for non-renewal or re-underwriting at more favorable rates at policy expiration. We will continue to review business at policy expiration through the remainder of 2001 and non-renew, or re-underwrite at more favorable rates, any business not meeting our underwriting profit margin standards.

        Our gross premiums earned increased 3.8% to $23.4 million in the third quarter of 2001 from $22.6 million in the third quarter of 2000 and increased 6.2% to $75.3 million for the nine months ended September 30, 2001 from $70.9 million for the same period in 2000 due primarily to the increase in premiums in force in the third quarter of 2001. This increase also includes an increase in final audit adjustments recognized to $853,000 for the three months ended September 30, 2001 from $510,000 for the three months ended September 30, 2000 and was offset by a decrease to $2.0 million for the nine months ended September 30, 2001 compared to $3.9 million earned in the first nine months of 2000. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

        We increased renewal premium rates 14.9% in the third quarter of 2001 and 19.2% through the nine months ended September 30, 2001 compared to renewal premium rate increases of 16.0% in the third quarter of 2000 and 11.7% for the entire year of 2000. We have been and expect to continue to increase rates in our markets due to the following:

•	Prior to 2001, many workers’ compensation insurers withdrew from the markets in which we write premiums due to the historical declines in premium rates in those markets;

•	Reinsurance rates for workers’ compensation insurers have increased throughout the industry due to settlements related to Unicover reinsurance treaties, resulting in increased costs for workers’ compensation insurers. Reinsurance rates are expected to continue to increase and the availability of statutory coverage is expected to decrease as a result of the terrorist acts against the United States on September 11, 2001. Insurers, including RTW, have raised premium rates in relation to these costs; and

•	A number of workers’ compensation insurers financial ratings have decreased due to reserve adjustments recorded in 2001, 2000 and 1999, reducing their ability to compete.

Premiums Ceded:   Reinsurance agreements allow us to share certain risks with other insurance companies. We purchase reinsurance to (i) protect us from potential losses in excess of the level we are willing to accept and (ii) to bring premium to surplus leverage ratios to acceptable levels. Prior to 2001, our primary reinsurance has been excess of loss coverage that limits our per-incident exposure. In June 2001, however, we entered into a quota share reinsurance treaty to reduce our premiums earned and bring our premium to surplus leverage ratios in line with management targets and rating agency expectations. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves. We are not aware of any developments with respect to our reinsurers that would result in uncollectible reinsurance balances.

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

        For claims occurring after September 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $300,000 of this deferred gain as a reduction of claim and claim settlement expenses through the third quarter of 2001, $400,000 in 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $549,000 at September 30, 2001. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000. The policy remains effective in 2001, however, for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing in 2001 are not covered under this lower level excess of loss reinsurance policy.

        In June 2001, we entered a new 50% quota share reinsurance policy effective January 1, 2001 in order to reduce our net premium to surplus leverage ratio and maintain a secure financial strength rating for our insurance subsidiary. Due to the percentage of amounts ceded under the quota share policy and its January 1, 2001 effective date, premiums earned, claim and claim settlement expenses and policy acquisition costs were substantially reduced in the third quarter of 2001 and for the nine months ended September 30, 2001.

The following table summarizes the components of premiums ceded (000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Premiums ceded related to:
Excess of loss treaties	$2,476	$4,309	$9,828	$13,197
Quota share policy	10,469	—	32,750	—

Premiums ceded	$12,945	$4,309	$42,578	$13,197

        Premiums ceded to reinsurers were $12.9 million in the third quarter of 2001 compared to $4.3 million in the third quarter of 2000 and were $42.6 million for the nine months ended September 30, 2001 compared to $13.2 million for the same period in 2000. As a percent of gross premiums earned, premiums ceded increased significantly to 55.3% in the third quarter of 2001 compared to 19.1% for the third quarter of 2000 and increased to 56.5% for the nine months ended September 30, 2001 from 18.6% for the same period in 2000. Excluding premiums ceded totaling $10.5 million under the quota share policy in the third quarter of 2001 and $32.8 million for the nine months ended September 30, 2001, premiums ceded decreased significantly to 10.6% in the third quarter of 2001 and 13.0% for the nine months ended September 30, 2001. The decrease in premiums ceded, excluding quota share policy premiums, resulted primarily from the run-off of premiums ceded under our $25,000 to $300,000 policy.

Premiums Earned Outlook:   The outlook for gross premiums earned and premiums ceded for the remainder of 2001 includes the following factors:

•	We expect that renewal premium rates will continue to increase for the remainder of 2001 compared with 2000. The ultimate increase is unknown at this time;

•	We expect that (i) premium rate increases in our markets, (ii) policies targeted for non-renewal or re-underwriting during 2001, and (iii) our B+ rating from A.M. Best will put downward pressure on premiums in force in all our markets, but especially in our Minnesota, Missouri and Massachusetts markets. Premium rate increases on new and renewing policies will partially offset these decreases. Overall, we expect premiums in force and gross earned premiums to decrease from the third quarter for the remainder of the year.

•	We expect that premiums ceded under our quota share policy will be consistent with the results attained for the nine months ended September 30, 2001 for the remainder of 2001 and will total 50% of gross premiums earned less excess of loss premiums ceded.

•	We expect that premiums ceded under excess of loss policies will decrease as a percent of gross premiums earned when compared to the results attained for the quarter and nine months ended September 30, 2001 for the remainder of 2001 as (i) premiums paid under our terminated $25,000 to $300,000 reinsurance agreement run-off in 2001, and (ii) premiums in our non-Minnesota markets, where we pay lower reinsurance premiums, continue to grow as a percent of gross premiums earned relative to Minnesota.

•	We expect that reinsurance rates for 2002 will increase over rates paid in 2001 for our non-Minnesota states as a result of the September 11, 2001 terrorist acts against the United States.

Investment Income and Net Realized Investment Gains (Losses): Our investment income includes earnings on our investment portfolio. Our net realized investment gains (losses), displayed separately on our Consolidated Statements of Operations, include gains and losses from sales of securities. In 2000 and through January 2001, we invested entirely in U.S. domiciled investment grade taxable and tax-exempt fixed maturity investments. In February 2001, we repositioned our portfolio by selling our portfolio of tax-exempt securities and purchased taxable securities to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We currently invest entirely in U.S. domiciled investment grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

        Investment income was $1.5 million in the third quarter of 2001 compared to $1.4 million in the third quarter of 2000 and was $4.5 million for the nine months ended September 30, 2001 compared to $4.4 million for the same period in 2000. Funds available for investment decreased slightly to $95.1 million at September 30, 2001 from $95.6 million at September 30, 2000, due to decreased net cash provided by operating activities in 2001, 2000 and 1999, resulting primarily from (i) the difference in timing between the payment of premiums ceded and the recovery of paid claim and claim settlement expenses under our reinsurance programs, (ii) the receipt of premiums and the payment of claim and claim settlement expenses, and (iii) net cash provided by investment income. Tax-adjusted investment yields decreased to 6.2% for the nine months ended September 30, 2001 from 6.6% for the nine months ended September 30, 2000. The investment yields realized in future periods will be affected by yields attained on new investments.

        We recognized net realized investment gains totaling $1.1 million in the first nine months of 2001 resulting primarily from the sale of tax-exempt securities in the first quarter of 2001 compared to net realized investment losses of $607,000 recognized in the first nine months of 2000 resulting primarily from a $500,000 write-down of a security in our investment portfolio in the second quarter of 2000.

Investment Income and Net Realized Investment Gains (Losses) Outlook: Barring significant changes in interest rates or operational cash flows, we expect that the yield from our investment portfolio for the remainder of 2001 will be affected by the following:

•	Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses offset by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows have decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect positive quarterly cash flow from our $25,000 to $300,000 excess of loss reinsurance agreement in 2001 as reimbursements for loss payments to claimants exceed disbursements for premium payments under the policy, however, this increase in cash flow will be significantly offset by premiums ceded under our new quota share policy;

•	Our recognition of further realized gains and losses will depend on the repositioning of the portfolio, if any, that occurs in 2001 as we continue to manage our portfolio returns;

•	The mix of taxable and tax-exempt securities in our portfolio may change over time to accommodate our tax situation; and

•	New and renegotiated reinsurance treaties may reduce our future cash flow and future investment income.

Other Income:   We recorded and received a refund totaling $2.1 million from the Workers Compensation Reinsurance Association of Minnesota (WCRA) in the first quarter of 2001. The WCRA periodically reviews its surplus position and refunds excess surplus to its members. This refund represents our share of the excess surplus of the WCRA at December 31, 2000.

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

        Claim and claim settlement expenses decreased to $9.9 million in the third quarter of 2001 from $11.4 million in the third quarter of 2000 and increased to $35.5 million for the nine months ended September 30, 2001 compared to $35.4 million for the same period in 2000. Excluding claim and claim settlement expenses ceded under our new quota share reinsurance policy totaling $6.2 million for the third quarter of 2001 and $19.3 million for the nine months ended September 30, 2001, claim and claim settlement expenses increased to $16.0 million in the third quarter of 2001 and increased to $54.9 million for the nine months ended September 30, 2001. Before ceding amounts under the quota share policy, claim and claim settlement expenses increased as a percent of pre-quota share premiums earned to 76.6% for the third quarter of 2001 from 62.7% for the third quarter of 2000 and increased to 83.7% for the nine months ended September 30, 2001 from 61.4% for the same period in 2000. These changes are due to the following:

•	We recorded a $1.9 million increase in claim and claim settlement expenses in the second quarter of 2001 as well as a $3.6 million increase in the first quarter of 2001 to reflect strengthening of 2000 and prior accident year reserves due to unfavorable claims experience in 2001. No further reserve strengthening was recorded in the third quarter of 2001;

•	We increased our estimate of claim and claim settlement expenses as a percent of premiums earned for accident year 2001 compared to levels recorded early in 2000 for accident year 2000;

•	We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at more favorable rates at policy expiration. As a result of this focus in the first nine months of 2001, as well as in 2000 and 1999, we are experiencing a decrease in claim frequency in 2001. We will continue to review business at policy expiration through the remainder of 2001 and non-renew or re-underwrite at more favorable rates any business not meeting our standards;

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $2.3 million in the third quarter of 2001 and $13.0 million in nine months ended September 30, 2001 resulting in corresponding reductions in claim and claim settlement expenses in those periods. These amounts decreased from $5.0 million recorded in the third quarter of 2000 and $15.7 million in nine months ended September 30, 2000 as this reinsurance agreement is in runoff status in 2001 and claims on policies incepting after December 31, 2000 are not covered under that agreement; and

•	Claim costs continued to receive upward pressure in accident year 2001 as compared to accident year 2000 due to increasing medical and indemnity costs resulting from inflationary changes.

Claim and Claim Settlement Expense Outlook:   Claim and claim settlement expenses will be significantly reduced by amounts ceded under our new quota share reinsurance policy for the remainder of 2001. Excluding the effects of ceding amounts under the quota share policy, we expect that claim and claim settlement expenses will be affected by the following factors:

•	Continued favorable effects of ceding paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements resulting in a reduction of claim and claim settlement expenses. This favorable effect will decrease significantly in the fourth quarter of 2001 as the $25,000 to $300,000 reinsurance runs-off in 2001;

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes in estimated loss costs;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned, assuming consistent claims experience. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements;

•	Continued application of our claims management technology and methods to all open claims; and

•	The impact of any new or renegotiated reinsurance treaties. The availability of reasonably priced reinsurance is expected to decrease for 2002 as a result of the September 11, 2001 attack. We expect that this will either increase our exposure to loss or reduce retained premium, or both.

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

The following table summarizes policy acquisition costs (000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Commission expense	$1,754	1,719	$5,642	$5,536
Premium tax expense	455	461	1,458	1,421
Other policy acquisition costs	938	731	3,238	3,228
Ceding commissions received on quota share policy	(4,292)	—	(13,427)	—

Policy acquisition costs	$(1,145)	$2,911	$(3,089)	$10,185

        Policy acquisition costs have been reduced by ceding commissions received under our new quota share reinsurance policy totaling $4.3 million in the third quarter of 2001 and $13.4 million for the first nine months of 2001. Excluding the effect of ceding commissions from the quota share contract, policy acquisition costs increased slightly to $3.1 million in the third quarter of 2001 from $2.9 million in the third quarter of 2000 and increased slightly to $10.3 million for the nine months ended September 30, 2001 from $10.2 million for the same period in 2000. As a percent of gross premiums earned, policy acquisition costs, before ceding commissions from quota share, increased to 13.4% in the third quarter of 2001 from 12.9% for the same period in 2000 and decreased to 13.7% for the nine months ended September 2001 from 14.4% for the nine months ended September 30, 2000. These changes reflect the following:

•	Commission expense decreased slightly to 7.5% of gross premiums earned in the third quarter of 2001 from 7.6% in the third quarter of 2000 and decreased to 7.5% of gross premiums earned for the nine months ended September 30, 2001 compared to 7.8% for the same period in 2000. The decrease is the result of our focus on reducing commissions that we pay to agents. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense decreased slightly to 1.9% of gross premiums earned in the third quarter of 2001 from 2.0% in the third quarter of 2000 and decreased slightly to 1.9% of gross premiums earned for the nine months ended September 30, 2001 compared to 2.0% for the same period in 2000; and

•	Other policy acquisition costs increased to 4.0% of gross premiums earned in the third quarter of 2001 from 3.2% in the third quarter of 2000 and decreased to 4.3% of gross premiums earned for the nine months ended September 30, 2001 from 4.6% for the same period in 2000. The decrease for the nine month period is the result of efficiencies realized in our underwriting process as well as reductions in other expenses during the first nine months of 2001.

Policy Acquisition Costs Outlook:   Ceding commissions received from our new quota share reinsurance policy will significantly reduce policy acquisition costs for the remainder of 2001. Excluding the effects of ceding commissions, we expect that policy acquisition costs will remain consistent as a percent of gross premiums earned during the remainder of 2001 due to the following:

•	We expect commission expense as a percent of gross premiums earned to remain consistent with the first nine months of 2001;

•	We expect premium tax expense as a percent of gross premiums earned to remain consistent with the first nine months of 2001; and

•	We expect that other policy acquisition costs will be consistent with the first nine months of 2001 as a percent of gross premiums earned as we continue to improve our underwriting skills, increase premiums in force and generate additional revenues to cover the relatively fixed policy acquisition costs.

General and Administrative Expenses:   Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

        General and administrative expenses increased to $3.3 million in the third quarter of 2001 from $2.5 million in the third quarter of 2000 and increased to $9.3 million for the nine months ended September 30, 2001 from $8.3 million for the same period in 2000. As a percent of gross premiums earned, general and administrative expenses increased to 14.1% in the third quarter of 2001 from 11.0% in the third quarter of 2000 and increased to 12.4% for the nine months ended September 30, 2001 from 11.8% for the same period in 2000. The increase in general and administrative expenses in the third quarter of 2001 is the result of one-time business repositioning costs totaling $420,000, increases in bad debt expenses as we non-renew policies and increases in insurance guarantee assessments. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

General and Administrative Expenses Outlook:   We expect that general and administrative expenses will be affected by the following:

•	We will continue to aggressively manage all general and administrative expenses for the remainder of 2001;

•	We have no plans to open additional state offices in 2001. As a result of the decline in new claims reported in 2000 and 2001, we re-examined our staffing needs and closed our Overland Park, Kansas office in May 2001 and will close our Brainerd, Minnesota in the fourth quarter of 2001; and

•	We expect to incur additional expenses related to state insurance guarantee association assessments for the remainder of 2001 as the result of insolvencies of insurers in 2001, specifically for Reliance Insurance Company. We further expect that insurance guarantee association assessments will continue into 2002.

Interest Expense:   We borrowed $8.0 million in March 2000 under a term loan agreement to fund the repurchase of common stock from certain of our shareholders. We paid $1.0 million in principal on the term loan in November 2000 as well as $1.5 million in the first quarter of 2001 and $1.0 million in the third quarter of 2001. The term loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the term loan (the bank reference rate was 8.22% on the remaining $4.5 million at September 30, 2001).

        Interest expense decreased to $121,000 in the third quarter of 2001 from $201,000 in the third quarter of 2000 and decreased to $403,000 for the first nine months of 2001 compared to $475,000 for the first nine months of 2000 due to the aforementioned transactions.

Interest Expense Outlook:   Interest expense is expected to decrease for the remainder of 2001 due to principal payments of $1.5 million in the first quarter of 2001 as well as additional payments totaling $1.0 million in the third quarter of 2001. Total interest expense is expected to decrease to $499,000 in 2001 from $667,000 in 2000 as a result of the above principal reductions.

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

        The income tax benefit was $53,000 for the third quarter of 2001 compared to income tax expense of $695,000 for the third quarter of 2000 and the income tax benefit was $647,000 for the nine months ended September 30, 2001 compared to income tax expense of $1.8 million for the same period in 2000. The income tax expense percent in 2001 and 2000 has been affected by (i) increased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (ii) the tax-benefit of tax-exempt municipal income.

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

Investments

Our portfolio of fixed maturity securities at September 30, 2001 included U.S. government securities (41.1%), corporate securities (16.9%), mortgage-backed securities (40.9%), and asset-backed securities (1.1%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In February 2001, we repositioned our portfolio by selling our tax-exempt securities and purchasing taxable fixed maturity investments to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We recognized net realized investment gains totaling $1.1 million as a result of this repositioning. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

        Funds provided by our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. We have historically generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect positive quarterly cash flow from our $25,000 to $300,000 excess of loss reinsurance agreement in 2001 as reimbursements for loss payments to claimants exceeds disbursements for premium payments under the policy. This increase in cash flow will be significantly offset by premiums ceded under our new quota share policy. Our investment portfolio decreased $500,000 to $95.1 million at September 30, 2001, from $95.6 million at September 30, 2000, as a result of these factors.

        We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes in accumulated other comprehensive income. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carrying them at fair value, we expect to encounter larger adjustments in shareholders’ equity as market interest rates and other factors change. In the second quarter of 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. Prevailing market interest rates decreased since December 31, 2000 and the related unrealized gain on investments increased to $3.0 million in the third quarter of 2001 from $309,000 at December 31, 2000.

Unpaid Claim and Claim Settlement Expenses

Our unpaid claim and claim settlement expenses represent established, primarily undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred through September 30, 2001. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

        Based on information currently available, we believe our reserves for unpaid claim and claim settlement expenses are adequate to cover the ultimate costs of claim and claim settlement expenses. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Reserves for unpaid claim and claim settlement expenses and assumptions used in their development are continually reviewed. We record adjustments to prior estimates of unpaid claim and claim settlement expenses to operations in the year in which the adjustments are made.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

        Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for (i) claim and claim settlement expenses, (ii) reinsurance, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Term Loan. We have historically generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 beginning in mid-1998 through runoff in 2001, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect positive quarterly cash flow in 2001 under this reinsurance agreement as reimbursements for loss payments to claimants under the $25,000 to $300,000 reinsurance agreement exceeds disbursements for premium payments. This positive quarterly cash flow will be more than offset by cash outflows related to our new 50% quota share reinsurance treaty effective January 1, 2001. Any excess cash generated is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as indemnity, medical benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements and corporate securities all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

        Cash used in operating activities for the nine months ended September 30, 2001 was $1.0 million. This is primarily a result of a net loss of $1.0 million, an increase of $14.2 million in amounts due from reinsurers, and a decrease of $4.6 million in unearned premiums, net of premiums receivable, offset by an increase of $9.1 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, an increase of $9.0 million in accrued liabilities, a decrease in our deferred income tax asset of $922,000, and depreciation expense of $1.2 million. Net cash provided by investing activities was $5.0 million due to $83.8 million in proceeds from sales of securities offset by $78.6 million in purchases of securities and $224,000 in net purchases of fixed assets. Net cash used in financing activities was $2.5 million due to principal payments on our note payable in the first nine months of 2001.

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

        An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $4.0 million.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At September 30, 2001, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

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

Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to accurately predict claim development; (ii) general economic and business conditions; (iii) interest rate changes; (iv) competition and the regulatory environment in which the Company operates; (v) claims frequency; (vi) claims severity; (vii) the Company’s ability to manage both its existing claims and new claims in an effective manner; (viii) the number of new and renewal policy applications submitted by the Company’s agents; (ix) the Company’s ability to obtain and retain reinsurance at a reasonable cost; (x) the Company’s ability to maintain a “Secure” rating from A.M. Best , the (xi) the Company’s ability to successfully complete the merger transaction with AP Capital, including successful completion of the due diligence process, the negotiation and execution of a definitive merger agreement, obtaining regulatory agency approvals and the approval of RTW’s shareholders, and (xii) other factors as noted in our filings with the SEC. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our future performance.

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

        None

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        On November 9, 2001, RTW, Inc. (RTW) announced today that it entered into a letter of intent to be acquired by American Physicians Capital, Inc. (APCapital). Under the proposed transaction, APCapital would acquire all of the 10.3 million currently outstanding shares of RTW for cash in the range of $3.10 per share. The closing of the transaction is expected to occur early in 2002. The transaction is subject to various conditions, such as the completion of due diligence, the negotiation and execution of a definitive merger agreement, regulatory approvals and the approval of RTW's shareholders.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits

	Exhibit 11 -	STATEMENT REGARDING COMPUTATION OF BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

	Exhibit 99.1 -	Press release dated November 9, 2001, regarding RTW, Inc. proposed merger with American Physicians Capital, Inc.

(b)	Listing of Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: November 12, 2001	By	/s/ Carl B. Lehmann Carl B. Lehmann Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2001	By	/s/ Jeffrey B. Murphy Jeffrey B. Murphy Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net (Loss) Income Per Share	24
99.1	Press release dated November 9, 2001, regarding RTW, Inc. proposed merger with American Physician Capital, Inc.	25