Form 10-K405
period 2001-12-31
RTW INC /MN/
filed 2002-04-01
CIK 915781

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ( X )

As of March 20, 2002, 10,301,818 shares of Common Stock, no par value, were outstanding. As of March 22, 2002, assuming as fair value the last sale price of $0.63 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $5,200,000.

Documents incorporated by reference:

The Company’s Proxy Statement for its Annual Meeting of Shareholders to be held in May 2002, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, is incorporated by reference in Part III of this Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

     RTW, Inc. (the Company) provides comprehensive management products and services to employers for their workers’ compensation programs in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine. The Company announced that it would close its regional offices in Missouri and Massachusetts in the fourth quarter of 2001. Beginning February 2002, the Company began to non-renew all policies in its Missouri and Massachusetts regions and will run off expiring policies in these regions through January 2003. The Company has also obtained licenses but is not operating in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas and Oklahoma. The Company believes its proprietary management approach substantially reduces wage replacement costs and medical expenses resulting from workplace injuries. The Company focuses on controlling costs by returning injured employees to work as soon as possible and by actively managing all participants in the workers’ compensation system, including employers, employees and medical care providers, as well as legal and judicial participants in the workers’ compensation system. Elements of the Company’s management approach include:

•	thorough on-site evaluation of potential customers;

•	active training of customers in the Company’s procedures;

•	prompt identification of potentially high-cost injuries; and

•	rapid intervention in, and intensive management of, potentially high-cost injuries.

     The Company has developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. In order to benefit directly from the use of its proprietary methods, the Company combines its management services with workers’ compensation insurance products underwritten by its wholly owned subsidiary, American Compensation Insurance Company (ACIC). The Company also uses management techniques including designated health care providers, medical fee schedule review, utilization review and peer review to control medical costs.

Industry

     Workers’ compensation benefits are mandated and regulated individually by each state, and every state requires employers to provide wage replacement and medical benefits to work accident victims regardless of fault. Virtually all employers in the United States are required to either: (a) purchase workers’ compensation insurance from a private insurance carrier; (b) obtain coverage from a state managed fund; or (c) if permitted by their state, to be self-insured. Workers’ compensation laws generally mandate two types of benefits for injured employees: (i) indemnity payments that consist of temporary wage replacement or permanent disability payments and (ii) medical benefits that include expenses related to injury diagnosis and treatment as well as rehabilitation, if necessary. On an industry-wide basis, indemnity payments represent approximately 54% of benefits paid, while medical benefits account for the remaining 46%.

     Estimated insurance premiums totaled approximately $24.8 billion nationwide in 1999. This $24.8 billion includes: (i) the traditional or private residual market, estimated at $22.1 billion, including commercial insurers and state-operated assigned risk pools established for high risk employers and (ii) state funds, estimated at $2.7 billion, operated in states in order to increase competition and stabilize the market.

     Indemnity payments, established by legislative action, have risen, in part because of higher wage levels and increased state mandated benefits. Medical expenses have also increased due to the general rise in the cost of health care and the statutory requirement that employers provide coverage for all compensable medical costs, without any copayment by the employee. The Company believes the most significant factor affecting the cost of workers’ compensation, however, results from incentives in the system for injured employees to remain away from work and to continue collecting indemnity payments and receiving medical treatment beyond the point that is necessary.

     The Company believes that traditional workers’ compensation insurance companies are not as effective in controlling loss costs as RTW. While traditional efforts, including focusing on workplace safety and implementing certain medical cost containment measures, have reduced costs in certain areas, the Company believes these efforts have not had a significant effect on the overall system because they have not focused effectively on controlling indemnity payments. In the late 1990’s as well as into 2000, traditional insurance companies moved toward a more comprehensive management approach including return-to-work initiatives. The Company believes that the traditional insurers have been somewhat successful in these initiatives but have not achieved the cost reductions and claim closure outcomes realized by the Company.

The Company’s Management Approach

     The Company seeks to control workers’ compensation costs through a proprietary management approach that is specifically designed for the workers’ compensation system. The Company’s management strategy seeks to reduce workers’ compensation costs significantly through early intervention in each employee injury and intensive management of all participants in the system, including employers, injured employees, medical care providers, and legal and judicial participants in the workers’ compensation system. Through early intervention, the Company promptly identifies cases that have the potential to result in significant expenses and acts to control these expenses before they are incurred. The Company focuses on controlling indemnity payments for lost wages, the largest component of workers’ compensation costs, by quickly returning injured employees to work. As part of this strategy, the Company attempts to return an injured employee to his or her original position, if the employee is able, or to place the employee in a transitional, light-duty position until the employee is able to resume his or her former position. By promptly returning an employee to work, the Company has found that not only indemnity payments, but also medical expenses per injury, are substantially reduced. In addition, the Company uses other management techniques including contracts with provider networks, designated health care providers, medical fee schedule review, utilization review and peer review to control medical costs.

     The Company uses five-person operating teams to implement its proprietary management approach. Each operating team handles all of the claims for a specific group of employers and is accountable within the Company for the loss experience of these employers. Each team generally consists of three nurses, a statutory claims administrator, and an assistant claims administrator / clerical support person. A team’s nurses are responsible for evaluating the medical condition of an injured employee and monitoring the employee’s medical treatment. The claims administrators are responsible for determining the eligibility of claims, paying benefits in a timely manner and following statutory requirements for administration of claims. The operating teams meet regularly to discuss strategies for managing difficult claims and to review strategies and procedures that have been particularly successful in resolving disputes.

     The following sections summarize the Company’s approach to managing the various participants in the system.

     Employers. Generally, each employer is assigned to an operating team responsible for managing the relationship. Prior to accepting an employer, members of an operating team conduct a risk assessment and explain the Company’s methods and procedures to the employer. The risk assessment forms a part of the Company’s underwriting process and includes evaluating the employer’s willingness to follow the Company’s procedures. As part of the insurance policy, the employer agrees to comply with the Company’s early intervention methods and to provide transitional, light-duty work for injured employees until such time as they are able to resume their normal positions. To ensure that the Company’s early intervention techniques succeed, the Company requests prompt notification from the employer of all injuries, typically 24 to 48 hours after the employer learns of the injury.

     Each operating team is responsible for implementing the workers’ compensation program for the employer, training the employer’s personnel in the Company’s methods and procedures and managing all reported injuries for the employer. The operating team meets with the employer, provides access to loss reports showing current claims status, conducts an annual account review and maintains active communication on open injuries. The Company’s loss control team or the operating team may make workplace safety recommendations or retain a workplace safety-engineering firm to assist its employers to remedy work conditions that the loss control team or the operating team determines constitute an inappropriate risk. In addition, the operating team may recommend to the Company’s management the cancellation or non-renewal of the policy for an employer that fails to comply with the Company’s procedures.

     Employees. The Company focuses on identifying injuries that have the greatest potential to result in significant expenses and acts quickly to control expenses resulting from these injuries. The Company’s experience has been that approximately 15% of all injuries result in 85% of all workers’ compensation expenses and that early identification of, and intervention in, these cases can lead to significant cost savings. Within 48 hours of being notified of an injury, an operating team evaluates several factors, including the type of injury, the employee’s injury history and whether the employee is absent from work, to determine whether the injury is likely to involve significant expense. In potentially high-cost cases, a member of the operating team intervenes quickly by meeting with the injured employee to assess the injury, assisting the injured employee in obtaining medical care and rehabilitation and developing a plan to get the employee back to work as soon as is appropriate. If the employee cannot immediately return to his or her original position, the employer is required, according to the terms of the insurance agreement, to provide a transitional light-duty job that is consistent with the limits defined by the employee’s medical care provider. If the employee refuses this transitional position, the Company may terminate indemnity payments, but is required to continue to provide appropriate medical benefits.

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

Customers

     The Company targets employers and associations that operate in industries with relatively high workers’ compensation costs, including manufacturing, retail, wholesale, health care and hospitality industries and employers with a history of workers’ compensation claim costs higher than average in their industry.

     The Company’s average annual premium per policy increased to $56,800 in 2001 from $40,500 in 2000 and $27,000 in 1999 due to focused aggressive re-underwriting in 2001, 2000 and 1999. The Company’s ten largest customers accounted for $6.6 million or 7.8% of the Company’s premiums in force in 2001 compared to $7.9 million or 7.9% of the Company’s premiums in force in 2000 and $6.5 million or 7.5% of the Company’s premiums in force in 1999. No customer accounted for more than 5% of in force premiums in 2001, 2000 or 1999. The Company renewed 56.5% of the policies scheduled to expire in 2001 whereas 66.2% and 65.8% were renewed in 2000 and 1999, respectively.

     Currently, all of the Company’s employers are in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine. In December 2001, the Company announced that it would close its regional offices in Missouri (covering Missouri, Illinois and Kansas) and Massachusetts (covering Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). Beginning February 2002, the Company began to non-renew all policies in its Missouri and Massachusetts regions and will run off expiring policies in these regions through January 2003. In addition to these states, the Company is also currently licensed in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas and Oklahoma. The Company currently has no intention to expand operations beyond the present states in which it is currently operating and expects to run off its employer base in its Missouri and Massachusetts regions.

Products

     Substantially all of the Company’s workers’ compensation products and services are guaranteed-cost insurance policies. Under a guaranteed-cost policy, the customer purchases an insurance policy underwritten by ACIC and pays a premium based on the employers’ aggregate payroll. The Company assumes responsibility for all the indemnity and medical costs associated with the employers’ workers’ compensation injuries and works closely with the employer in managing the employer’s entire workers’ compensation program.

     The Company determines the premium to be charged an employer based on several factors, including: (i) the expected dollar loss per $100 of payroll for the employers’ industry, (ii) the employer’s experience modifier, a measurement of the difference between the employer’s past claims experience and its industry average, and (iii) an upward or downward adjustment to the premium by the Company based on its assessment of the risks associated with providing the coverage for the specific employer and on competitive market prices. An employer’s expected dollar loss and experience modifier are each determined by an independent rating agency established or adopted by its state, based on a three-year average of the claims experience of the employer and its industry.

     In addition to standard guaranteed-cost policies, the Company offers, on a limited basis, a deductible guaranteed-cost policy under which the employer is responsible for all medical and indemnity expenses up to a specific dollar amount, while the Company is responsible for medical and indemnity expenses over this level. The Company provides the same comprehensive management services for the deductible guaranteed-cost policies and the standard guaranteed-cost policies.

Sales and Marketing

     The Company sells its workers’ compensation products and services through independent insurance agencies, including several large national agencies. Agencies are paid a commission, which averaged 7.6% of the Company’s gross premiums earned in 2001 compared to 7.9% of the Company’s gross premiums earned in 2000 and 8.0% of gross premiums earned in 1999. The Company’s ten highest producing agencies accounted for $24.8 million or 29.7% of premiums in force in 2001 compared to $27.2 million or 27.3% of premiums in force in 2000 and $19.9 million or 22.8% of premiums in force in 1999. No agency accounted for more than 6.4% of premiums in force in 2001 compared to 6.5% of premiums in force in 2000 and 4.0% of premiums in force in 1999. The Company continually markets its products and services to its agencies to keep them aware of developments in the Company’s business. Each state’s underwriting team is responsible for establishing and maintaining agency relationships.

Reinsurance

     The Company shares the risks and benefits of the insurance it underwrites through reinsurance. The Company purchases reinsurance to (i) protect it from potential losses in excess of the level management is willing to accept and (ii) to achieve premium to surplus leverage ratios that are at acceptable levels. From 1995 to 2001, the Company’s primary reinsurance was excess of loss coverage that limited its per-incident exposure. In June 2001, however, the Company also entered into a quota share reinsurance treaty that was effective January 1, 2001 to reduce premiums earned and bring the premium to surplus leverage ratios in line with management targets and rating agency expectations.

     Under “excess of loss” policies, the Company pays the reinsurer a percentage of the Company’s gross premiums earned, and the reinsurer agrees to assume all risks relating to injuries over a specific dollar amount on a per occurrence basis. Excess of loss coverage in Minnesota is provided by a state established organization, the Minnesota Workers’ Compensation Reinsurance Association (WCRA). In non-Minnesota states, excess of loss coverage is purchased through private reinsurers.

     In 2001, 2000 and 1999, the Company selected per occurrence levels in Minnesota under the WCRA of $330,000, $310,000 and $290,000, respectively. In 2002, the selected per occurrence level excess of loss coverage under the WCRA is $350,000.

     In 2001, 2000 and 1999, the Company purchased non-Minnesota excess of loss coverage primarily through General Reinsurance Corporation, rated A++ (Superior) by A.M. Best. The excess of loss policy in effect during 2001, 2000 and 1999 provided reinsurance from $300,000 per person per any one loss and up to statutory limits per occurrence ultimate net loss. Coverage for 2002 through General Reinsurance Corporation again provides excess of loss coverage from $300,000, but coverage is capped at $20.0 million per occurrence ultimate net loss.

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

     For claims occurring on or after July 1, 1998, the Company purchased excess of loss coverage through GE Reinsurance Corporation, rated A++ (Superior) by A.M. Best that provides reinsurance up to $275,000 in excess of $25,000 in all states except Minnesota where the coverage is $255,000 in excess of $25,000 for 1998, $265,000 in excess of $25,000 for 1999 and $275,000 in excess of $25,000 for 2000 and 2001. This coverage was purchased to reduce risk and volatility in the Company’s operating performance. This contract was terminated effective December 31, 2000; however the policy was effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing in 2002 and 2001 will not be covered under this lower level excess of loss reinsurance policy.

     In June 2001, the Company entered a new 50% quota share reinsurance policy effective January 1, 2001 in order to reduce its net premium to surplus leverage ratio and maintain a secure financial strength rating for ACIC. This coverage was purchased through The St. Paul Fire and Marine, rated A+ by A.M. Best. Due to the percentage of amounts ceded under the quota share policy and its January 1, 2001 effective date, premiums earned, claim and claim settlement expenses and policy acquisition costs were substantially reduced in 2001. The Company further increased the amounts ceded to 80% effective December 1, 2001 under this quota share reinsurance policy. This policy continues into 2002 at an 80%, quota share; however, the Company expects to lower the quota share percentage after the first quarter of 2002.

     A.M. Best determines its ratings based on a comparative analysis of the financial condition and operating performance of insurance companies. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. See “Competition.”

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

     Large insurance companies exit and enter the workers’ compensation market in different states depending on their appraisal of current market conditions. Many insurance companies stopped underwriting workers’ compensation insurance during the early 1990’s due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In the mid to late 1990’s, the Company experienced increased market pressure as new carriers, including large insurance companies and single line workers’ compensation insurance companies, entered the market. In 2001 and 2000, many insurers withdrew from the markets in which we operate as premium rates were insufficient to cover the cost of benefits paid.

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

     Another competitive factor results from the fact that some employers will not purchase workers’ compensation products from carriers with an A.M. Best rating less than “A”. In addition, certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation portion is written by a carrier with a less than “A” rating. The Company believes that its B- letter rating from A.M. Best will make it difficult, in certain instances, for the Company to provide its products to certain employers. Historically, in these instances, the Company competed by writing these employers using an “A” rated insurer’s paper. This process, known as fronting, added additional cost for ACIC but allowed the Company access to markets it may have otherwise not been able to access. The Company does not currently have a fronting arrangement in effect and believes that its ability to find a fronting company may also be difficult in 2002.

     The Company’s insurance subsidiary was assigned an initial rating of B++ (Very Good) on a scale of A++ (Superior) to F (In Liquidation) on December 16, 1996. This rating was reaffirmed in April 1999 and June 2000. In June 2001, however, based on 2000 financial results, A.M. Best downgraded the Company’s rating to B+ and, based on further disappointing results in 2001, further downgraded that rating to B- in February 2002. An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of the Company’s financial condition and operating performance. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. Furthermore, A.M. Best ratings are not ratings of the Company or any of its securities. A.M. Best ratings include Secure Ratings, consisting of A++ and A+ (Superior); A and A- (Excellent); B++ and B+ (Very Good); Vulnerable or Unsecure Ratings, consisting of B and B- (Adequate); C++ and C+ (Fair); C and C- (Marginal); D (Very Vulnerable); E (Under State Supervision) and F (In Liquidation).

Data Management

     During the period 1997 to 2001, the Company contracted with various unrelated third-parties for certain computer information systems and other software licenses. In 1996, the Company developed and implemented its own proprietary claims management and medical fee adjudicating systems to manage claims, audit medical fees, pay claims, provide reports to policyholders and analyze claims data. These systems replaced third-party contracts for claims management and medical fee adjudicating systems. In 1995, the Company developed and implemented its own proprietary policy management system to process insurance applications and issue policies and endorsements. This system replaced a third-party contract for a policy management system. In 1999, the Company developed and implemented its own proprietary billing, cash receipts, collections and agency commission systems. These systems replaced third-party software systems purchased by the Company. The Company continues to utilize third party software to maintain financial information, prepare accounting reports and financial statements and pay vendors. The Company also contracts with a third-party provider of payroll services for payroll, benefit and human resource software services. The Company utilizes other licensed software from national vendors to maintain its financial records, file statutory statements with insurance regulators and perform other general business.

Employees

     The Company had 204 full-time employees at December 31, 2001. Of the Company’s employees, approximately 101 work in the Company’s administrative and financial functions and 103 serve on, provide service to or manage approximately 18 different operating teams. None of the Company’s employees are subject to collective bargaining agreements. The Company believes its employee relations are good.

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

Executive Officers of the Registrant

     The following are the executive officers of the Company at March 28, 2002:

Name	Age	Position

David C. Prosser	77	Chairman of the Board
J. Alexander Fjelstad III	50	President and Chief Executive Officer
Alfred L. LaTendresse	53	Executive Vice President
Jeffrey B. Murphy	40	Chief Financial Officer, Treasurer and Secretary
Patricia M. Sheveland	43	Vice President — Case and Claims Management
Keith D. Krueger	43	Vice President — Underwriting and Sales
Debora S. Allen	44	Vice President — RTW Service Business

     David C. Prosser is the founder of the Company and current Chairman of the Board since December 2001. Mr. Prosser was previously Chairman of the Board through March 2000, served as President and Chief Executive Officer through January 1998, and has been a Director of the Company since its formation in 1983. From 1965 through 1985, Mr. Prosser was the owner and President of Vocational Personnel Services, Inc., which merged into the Company in 1986.

     J. Alexander Fjelstad III rejoined the Company in December 2001 as President and Chief Executive Officer and Director after serving as President and Chief Executive Officer of Headwater Systems, a manufacturer of radio frequency identification devices, from March 1999 through December 2001. Mr Fjelstad initially joined the Company in 1989 as a Vice President, served as Chief Operating Officer beginning in 1993 and became Chief Operating Officer - Marketing and Underwriting in October 1996 through his departure in 1998. Mr. Fjelstad was a Director of the Company from 1989 to February 1999. He is a member of the Chartered Property and Casualty Underwriters and the American Institute for Property and Liability Underwriters.

     Alfred L. LaTendresse rejoined the Company in December 2001 as Executive Vice President and Director after serving as Chief Operations Officer and Chief Financial Officer for Headwater Systems from June 1999 to December 2001. Mr. LaTendresse initially joined the Company as Chief Financial Officer in 1990 and became Secretary and Treasurer in October 1990. Mr. LaTendresse departed from the Company in December 1998. Mr. LaTendresse served as a Director of the Company from July 1993 until January 1995. Mr. LaTendresse is a member in the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants.

     Jeffrey B. Murphy joined the Company in October 1994 as Controller and was promoted to Chief Financial Officer in February 2000. Mr. Murphy was the Corporate Controller and held other management positions for Midcontinent Media, Inc. from 1989 to 1994. Prior to that time, Mr. Murphy served in various financial audit positions with Grant Thornton LLP from 1983 to 1989.

     Patricia M. Sheveland was appointed to Vice President – Case and Claims Management in January 2002. Ms. Sheveland joined RTW in April 1990 and has held various management positions of increasing importance including General Manager of Operations in our Colorado regional office and Director of Operations for our Colorado, Michigan and Massachusetts regions. Prior to joining RTW, Ms. Sheveland worked as an Occupational Nurse for Kmart Corporation.

     Keith D. Krueger joined the Company in September 1998 as the Director of Underwriting and Pricing for the Company’s Minnesota regional office. He was promoted to director of Underwriting Services for the Company’s Home Office in October 1999 until being promoted to Vice President — Underwriting and Sales in March 2002. Prior to joining the Company, Mr. Krueger was a Commercial Lines Underwriting Manager for Citizens Security Mutual Insurance June 1997 to August 1998. From March 1995 to May 1997, Mr. Krueger was Vice President – Underwriting and Marketing for American West Insurance.

     Debora S. Allen was appointed to Vice President — RTW Service Business in January 2002. Ms. Allen joined RTW in August 1997 and has held various management positions including Chief Information Officer, Chief Operations Officer, Director of Home Office Operations and Director of Service Business Planning. Before joining RTW, Ms. Allen held several leadership positions with MCC Behavioral Care and financial audit positions with Ernst & Young.

ITEM 2. PROPERTIES

     The following is a summary of properties leased by the Company at December 31, 2001:

	Area leased
Location and description	(in square feet)	Termination

Bloomington, Minnesota; Headquarters and Minnesota office space	35,487	September 2002
Denver, Colorado; Colorado office space	7,825	May 2005
St. Louis, Missouri; Missouri office space	6,542	September 2005
Detroit, Michigan; Michigan office space	11,008	June 2002
Grand Rapids, Michigan; Michigan satellite office	4,631	April 2006
Boston, Massachusetts; Massachusetts office space	12,381	May 2002

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 11, 2001, the Company held its 2001 Annual Meeting of Shareholders and voted to elect three directors to fill director terms that expired in 2001. David R. Hubers and Steven M. Rothschild were elected to serve as directors of the Company until the Annual Meeting of Shareholders held in the year 2004 and David C. Prosser was elected to serve as a director of the Company until the Annual Meeting of Shareholders in 2003. Shareholders present in person or proxy at the annual meeting voted for the election of each director as follows:

David R. Hubers	For: Withheld:	6,563,989 823,015
Steven M. Rothschild	For: Withheld:	6,563,089 823,915
David C. Prosser	For: Withheld:	7,253,150 133,254

     On December 12, 2001, Mr. Hubers and Mr. Rothschild resigned as directors of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY STOCK PRICE COMPARISON AND DIVIDENDS

     The Company’s shares are publicly traded on The Nasdaq Stock Market under the symbol RTWI. The table below sets forth the range of high and low sales prices for the Company’s stock for each quarter during the past two years. The Company had approximately 2,000 shareholders of its common stock at the close of trading on March 1, 2002.

		First	Second	Third	Fourth
Fiscal Year:		Quarter	Quarter	Quarter	Quarter

2001	High	$5.94	$2.64	$1.92	$5.62
	Low	2.13	1.00	0.68	0.25
2000	High	6.22	5.75	5.03	4.25
	Low	4.75	3.25	2.88	3.22

     The Company has never paid cash dividends on its common stock. The Company currently intends to retain any and all income for use in its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend on the financial condition and results of operations of the Company and such other factors deemed relevant by the Board of Directors. Under the terms of its credit agreement, the Company is prohibited from making dividend payments without prior consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA

     The consolidated statements of operations data set forth below for each of the three years in the period ended December 31, 2001, and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the two years in the period ended December 31, 1998, and the consolidated balance sheet data at December 31, 1999, 1998 and 1997, are derived from audited consolidated financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Total revenues	$88,263	$90,152	$77,812	$83,299	$50,062
Income (loss) from operations	9,446	(10,485)	8,357	(14,780)	(14,241)
Net income (loss)	5,799	(7,081)	6,167	(9,708)	(23,695)
Basic income (loss) per share	0.49	(0.59)	0.50	(0.89)	(2.30)
Diluted income (loss) per share	0.48	(0.59)	0.50	(0.89)	(2.30)
Premiums in force at year end	78,400	82,100	87,200	99,400	83,700
Total assets	142,997	172,934	176,511	194,535	227,034
Notes payable	4,875	2,461	—	7,000	4,500
Total shareholders’ equity	58,357	52,618	55,565	38,736	15,742

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RTW, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company — RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, “we,” “our” and “us” refer to these entities in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to become inappropriately dependent on the workers’ compensation system. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers’ compensation management services solely to employers insured through our insurance subsidiary.

     During 2001, we operated in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine. In the fourth quarter of 2001, we closed our regional offices in Missouri (which served Missouri, Illinois and Kansas) and Massachusetts (which served Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). Collectively, these offices had premiums in force totaling $22.2 million at December 31, 2001. We expect to run off this business in 2002.

     On February 28, 2002, our A.M. Best financial rating was downgraded from a Secure rating (B+) to an Unsecure rating (B-) as a result of the decrease in statutory surplus in 2001 from $29.3 million at December 31, 2000 to $19.5 million at December 31, 2001 and our adverse development in 2001 and 2000 that resulted in statutory operating losses in those years. Certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation portion, is written by a carrier with an unsecure rating. Additionally, certain of our independent agents may be unwilling to sell our insurance as a result of the downgrade. As a result, we believe that our B- rating from A.M. Best will make it difficult to provide our products to certain employers. While we believe that the A.M. Best downgrade will result in decreasing premiums in force, the ultimate effect of this downgrade is unknown at this time.

     Additional information about RTW is available on our website, www.rtwi.com.

Significant Accounting Policies — Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” to our financial statements. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims; (iii) policy acquisition costs; and (iv) investments. These accounting policies are further discussed in detail within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Summary — This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with the Consolidated Financial Statements at December 31, 2001.

The following table provides an overview of our key operating results (000’s, except per share amounts):

	Year Ended December 31,

	2001	2000	1999

Gross premiums earned	$97,420	$95,878	$89,226
Premiums earned	40,914	78,154	71,218
Claim and claim settlement expenses	53,469	72,429	43,323
Net (loss) income	(23,695)	(9,708)	6,167
Diluted net (loss) income per share	(2.30)	(0.89)	0.50

     RTW reported an increase in gross premiums earned to $97.4 million in 2001 from $95.9 million in 2000. Total revenues decreased significantly in 2001 to $50.1 million from $83.3 million in 2000 due to a significant increase in premiums ceded to reinsurers.

     We reported a net loss of $23.7 million in 2001 compared to a net loss of $9.7 million in 2000 and net income of $6.2 million in 1999. We reported basic and diluted net loss per share of $2.30 in 2001 compared to basic and diluted net loss per share of $0.89 in 2000 and basic and diluted net income per share of $0.50 in 1999. The primary factors affecting our 2001 operating results included the following:

•	Our gross premiums earned increased slightly in 2001 from 2000, due primarily to a 4.7% increase in average premiums in force to $95.2 million for 2001 from $90.9 million in 2000;

•	Premiums earned decreased 47.6% in 2001 from 2000. Premiums earned in 2001 were significantly reduced by premiums ceded under our quota share reinsurance agreement that was effective January 1, 2001 and were also reduced by premiums ceded under an excess of loss reinsurance agreement, effective for claims occurring on or after July 1, 1998, that was in runoff in 2001. Premiums earned in 2000 were significantly reduced by premiums ceded under the excess of loss reinsurance agreement. Premiums ceded in 2001 include $45.1 million in quota share premiums ceded as well as $7.3 million in premiums ceded under the excess of loss reinsurance agreement, compared to $13.4 million and $13.3 million of excess of loss premiums ceded in 2000 and 1999, respectively.

•	Claim and claim settlement expenses increased significantly to 130.7% of premiums earned for 2001 from 92.7% for 2000. See further discussion under “Claim and Claim Settlement Expenses.”

•	At December 31, 2001, we established a $14.1 million valuation allowance against deferred tax assets resulting in a corresponding increase in income tax expense. No valuation allowance was provided against the deferred tax assets recorded in 2000 or 1999.

     We expect 2002 premiums in force to decrease significantly from levels in 2001 as a result of the downgrade in our A.M. Best rating and the closure of our regional offices in Missouri and Massachusetts. We also anticipate that we will operate in an environment of continuing premium rate increases in our markets in 2002. We will focus on achieving profitability in all our remaining regional markets by (i) aggressively managing and closing claims, (ii) improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     In the following pages, we take a look at the 2001, 2000 and 1999 operating results for items in our Consolidated Statement of Operations and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

     Total revenues: Our total revenues include premiums earned, investment income, net realized investment gains (losses) and other income. The following table summarizes the components of our revenues and premiums in force (000’s):

	Year Ended December 31,

	2001	2000	1999

Gross premiums earned	$97,420	$95,878	$89,226
Premiums ceded	(56,506)	(17,724)	(18,008)

Premiums earned	40,914	78,154	71,218
Investment income	5,897	5,752	6,510
Net realized investment gains (losses):
Realized investment gains	1,225	26	108
Realized investment losses	(62)	(633)	(24)

Net realized investment gains (losses)	1,163	(607)	84
Other income	2,088	—	—

Total revenues	$50,062	$83,299	$77,812

	Year Ended December 31,

Premiums in force by regional office at year-end	2001	2000	1999

Minnesota	$26,700	$33,800	$31,500
Colorado	13,100	16,000	14,000
Missouri	10,300	13,400	15,000
Michigan	21,700	18,600	11,500
Massachusetts	11,900	17,600	15,200

Total premiums in force	$83,700	$99,400	$87,200

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

     Our premiums in force decreased 15.8% to $83.7 million at December 31, 2001 from $99.4 million at December 31, 2000 due to an $18.8 million decrease in premiums in force in our Minnesota, Colorado, Missouri and Massachusetts markets offset by a $3.1 million increase in premiums in force in our Michigan market. Average premiums in force increased 4.7% to $95.2 million in 2001 from $90.9 million in 2000. We aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration in 2001, 2000 and 1999.

     Our gross premiums earned increased 1.6% to $97.4 million in 2001 from $95.9 million in 2000. This increase resulted from the increase in average premiums in force offset by a decrease in final audit premiums earned to $1.8 million in 2001 from $5.5 million in 2000.

     Gross premiums earned increased 7.5% to $95.9 million in 2000 from $89.2 million in 1999. This increase resulted from the increase in premiums in force and an increase in final audit premiums earned to $5.5 million in 2000 from $4.7 million in 1999.

     Premium rates on renewal policies stabilized in the latter half of 1999 and we realized only slight pricing decreases. In 2001 and 2000, we were able to increase premium rates on renewing policies an average of 18.5% and 11.7%, respectively. We have been, and expect to continue to, increase rates in our markets due to the following:

•	Many workers’ compensation insurers withdrew from the markets in which we write premiums due to the historical declines in premium rates in those markets;

•	Reinsurance rates for workers’ compensation insurers have increased throughout the industry due to settlements related to Unicover reinsurance treaties, resulting in increased costs for workers’ compensation insurers. Reinsurance rates continue to increase and the availability of statutory coverage is limited as a result of the terrorist acts against the United States on September 11, 2001. Insurers, including RTW, have raised premium rates in reaction to these costs; and

•	A number of workers’ compensation insurers financial ratings, including our own, have decreased due to reserve adjustments recorded in 2001, 2000 and 1999, reducing their ability to compete.

Premiums Ceded: Reinsurance agreements allow us to share certain risks with other insurance companies. We purchase reinsurance to (i) protect us from potential losses in excess of the level we are willing to accept and (ii) to achieve premium to surplus leverage ratios that are at acceptable levels. From 1995 to 2000, our primary reinsurance was excess of loss coverage that limited our per-incident exposure. In June 2001, we also entered into a quota share reinsurance treaty that was effective January 1, 2001 to reduce our premiums earned and bring our premium to surplus leverage ratios in line with management targets and rating agency expectations. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves. We are not aware of any developments with respect to our reinsurers that would result in uncollectible reinsurance balances.

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We ceded Minnesota claims in excess of $330,000, $310,000 and $290,000 per occurrence during 2001, 2000 and 1999, respectively, to the WCRA. In our non-Minnesota states, our per-incident exposure was $300,000 in 2001, 2000 and 1999. We purchased this non-Minnesota coverage from a single reinsurer. In 2002, the non-Minnesota coverage is capped at $20.0 million, no longer includes statutory limit coverage and further excludes claims resulting from acts of terrorism.

     For claims occurring after June 30, 1998 through policy termination on December 31, 2000, and on a runoff basis into 2001, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in each of 2001 and 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $449,000 at December 31, 2001. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000, however the policy remained in effect in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower-level excess of loss reinsurance policy.

     In June 2001, we entered a 50% quota share reinsurance policy that had an effective date of January 1, 2001 in order to reduce our net premium to surplus leverage ratio and maintain a secure financial strength rating for our insurance subsidiary. Due to the percentage of amounts ceded under the quota share policy and its January 1, 2001 effective date, premiums earned, claim and claim settlement expenses and policy acquisition costs were substantially reduced in 2001. We further increased the amounts ceded to 80% effective December 1, 2001 under this quota share reinsurance policy.

     The following table summarizes the components of premiums ceded (000’s):

	Year Ended December 31,

	2001	2000	1999

Premiums ceded, net:
Quota share reinsurance premiums	$(45,143)	$—	$—
Excess of loss reinsurance premiums:
$25,000 to $300,000 excess of loss policy	(7,297)	(13,442)	(13,290)
WCRA and other non-Minnesota excess of loss policies	(4,066)	(4,282)	(4,718)

Premiums ceded	$(56,506)	$(17,724)	$(18,008)

     Premiums ceded to reinsurers increased to $56.5 million in 2001 from $17.7 million in 2000. Excluding premiums ceded totaling $45.1 million under the new quota share policy in 2001, premiums ceded decreased significantly to $11.4 million in 2001 compared to $17.7 million in 2000. The decrease in premiums ceded, excluding quota share policy premiums, resulted primarily from the run-off of premiums ceded under our $25,000 to $300,000 policy.

     Premiums ceded to reinsurers decreased to $17.7 million in 2000 from $18.0 million in 1999. This decreased cost resulted from an excess of loss premium rate decrease in Minnesota in 2000 compared to 1999. This cost decrease was partially offset by increased excess of loss costs resulting from increased premiums earned in non-Minnesota states.

2002 Outlook: The 2002 outlook for gross premiums earned and premiums ceded include the following factors:

•	We expect that (i) the downgrade in our rating to B- from A.M. Best; (ii) closure of our regional offices in Massachusetts and Missouri, and (iii) policies targeted for non-renewal or re-underwriting during 2002 will result in a significant decrease premiums in force in 2002. Premium rate increases on new and renewing policies will partially offset these decreases. We expect that renewal premium rates will continue to increase in 2002; however, the ultimate increase is unknown at this time. Overall, we expect premiums in force and gross premiums earned to decrease significantly in 2002.

•	We expect to continue to cede a significant portion of our premiums under our quota share policy in 2002. Premiums ceded under the quota share policy will initially be 80% of gross premiums earned less excess of loss premiums ceded. We expect to reduce the quota share policy back to 50% sometime during the second quarter of 2002.

•	We expect that premiums ceded under excess of loss policies will decrease as a percent of gross premiums earned when compared to the results attained for 2001 as we will cede no premiums under our terminated $25,000 to $300,000 reinsurance agreement in 2002. This decrease will be partially offset by an increase in premiums ceded in our in our non-Minnesota markets as our excess of loss reinsurance rate in these markets increased significantly in 2002 as a result of the September 11, 2001 terrorist acts against the United States. Excess of loss reinsurance rates as a percent of premium will decrease in 2002 in Minnesota as a result of the premium rate increases we expect to realize in 2002 and realized in 2001.

Investment Income and Net Realized Investment Gains (Losses): Our investment income includes earnings on our investment portfolio. Our net realized investment gains (losses), displayed separately on our Consolidated Statements of Operations, include gains and losses from sales of securities. In 2000 and through January 2001, we invested entirely in U.S. domiciled investment-grade taxable and tax-exempt fixed maturity investments. In February 2001, we repositioned our portfolio and sold our tax-exempt securities, purchasing taxable securities to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We currently invest entirely in U.S. domiciled investment-grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

     Investment income increased slightly to $5.9 million in 2001 from $5.8 million in 2000. Investment income increased slightly as a result of repositioning our portfolio entirely into taxable securities that earn a higher pre-tax rate of return offset by a reduction in the funds available for investment to $89.2 million at December 31, 2001 from $96.8 million at December 31, 2000. Funds available for investment decreased due to decreased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums, the payment of premiums ceded under our reinsurance agreements, the payment of claim and claim settlement expenses and the recovery of paid claim and claim settlement expenses under our reinsurance programs, and (ii) net cash provided by investment income. Tax-adjusted investment yields were 6.1% in 2001 compared to 6.6% in 2000. The investment yields realized in future periods will be affected by yields attained on new investments.

     Investment income decreased 11.6% to $5.8 million in 2000 from $6.5 million in 1999. Investment income decreased due to (i) reduced funds available for investment and (ii) an increase in the percent of tax-exempt securities held in our portfolio. Funds available for investment decreased to $96.8 million at December 31, 2000 from $108.1 million at December 31, 1999, due to decreased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums, the payment of premiums ceded under our reinsurance agreements, the payment of claim and claim settlement expenses and the recovery of paid claim and claim settlement expenses under our reinsurance programs, and (ii) net cash provided by investment income. Tax-exempt securities, which earn lower pre-tax rates than taxable securities but are comparable on a tax-adjusted basis, increased to 57.5% of our investment portfolio at year-end 2000 compared to 56.3% at year-end 1999. Tax-adjusted investment yields were 6.6% in 2000 and 1999.

     Net realized investment gains were $1.2 million in 2001 and resulted primarily from our portfolio repositioning in February 2001. Net realized investment losses were $607,000 in 2000 and included $500,000 for the write-down of a security whose decrease in value was deemed other than temporary. Net realized investment gains were $84,000 in 1999.

     2002 Outlook: Barring significant changes in interest rates or operational cash flows, we expect the 2002 pre-tax yield from our investment portfolio to be affected by the following:

•	Funds from our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Cash flows will be adversely affected by: (i) premiums ceded under our quota share policy, and (ii) decreases in cash flows resulting from claim payments on claims from 2002 and prior years as we reduce our 2002 premiums in force and premiums earned in 2002 and result in the use of cash in 2002.

•	In February 2002, we again repositioned our portfolio to realize investment gains. We recognized gains totaling $1.1 million as a result of this repositioning. Further recognition of realized gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns; and

•	New and renegotiated reinsurance treaties may reduce our future cash flow and future investment income.

Other Income: We recorded and received a refund totaling $2.1 million from the WCRA in 2001. The WCRA periodically reviews its surplus position and refunds excess surplus to its members. This refund represents our share of the excess surplus of the WCRA at December 31, 2000.

Total Expenses: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.

Claim and Claim Settlement Expenses: Claim expenses refer to medical and indemnity benefits that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the Consolidated Statements of Operations.

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

     Claim and claim settlement expenses decreased to $53.5 million in 2001 from $72.4 million in 2000. As a percent of premiums earned, claim and claim settlement expenses increased to 130.7% in 2001 from 92.7% in 2000. These changes are due to the following:

•	The 2001 results include a $7.7 million increase in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2000 results which include an $15.9 million increase in prior years’ reserves for unpaid claim and claim settlement expenses. The 2001 reserve increase includes unfavorable development of accident year 2000 and prior year claims and adjustments for second injury funds and our mandatory participation in state and national assigned risk pools.

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreement totaling $15.2 million in 2001 including $400,000 amortized from a deferred retrospective reinsurance gain resulting in a corresponding reduction in 2001 claim and claim settlement expenses. These amounts compare to our 2000 results which include an estimate of ceded paid and unpaid claim and claim settlement expenses totaling $21.8 million and $400,000 amortized from the deferred retrospective reinsurance gain.

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our quota share reinsurance agreement totaling $27.7 million in 2001 resulting in a corresponding reduction in 2001 claim and claim settlement expenses. This contract did not exist in 2000.

•	We increased renewal premium rates an average of 18.5% in 2001 and 11.7% in 2000 compared to premium rates for the same periods in 2000 and 1999, respectively, reversing a trend of continued rate declines during years prior to 2000; and

•	Claim costs continued to increase in 2001, 2000 and 1999 due to increasing medical and indemnity costs. These increases were offset somewhat by the effects of provider agreements that we negotiated during 1998.

     Claim and claim settlement expenses increased to $72.4 million in 2000 from $43.3 million in 1999. As a percent of premiums earned, claim and claim settlement expenses increased to 92.7% in 2000 from 60.8% in 1999. These changes are due to the following:

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to

$300,000 excess of loss reinsurance agreement totaling $21.8 million in 2000 including $400,000 amortized from a deferred retrospective reinsurance gain resulting in a corresponding reduction in 2000 claim and claim settlement expenses. These amounts compared to our 1999 results which include an estimate of ceded paid and unpaid claim and claim settlement expenses totaling $22.0 million and $740,000 amortized from the deferred retrospective reinsurance gain;

•	The 2000 results include a $15.9 million increase in prior years’ reserves for unpaid claim and claim settlement expenses to reflect unfavorable development of prior period claims compared to the 1999 results which include an $8.1 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses reflecting favorable development of prior period claims. Our year-end actuarial review of loss reserves in 2000 indicated an increase in the cost incurred or developing in connection with older claims, particularly in Minnesota where we have been writing policies since 1992. Given this indication, we adjusted our actuarial assumptions to reflect this change in loss experience resulting in the increase in reserves;

•	We increased renewal premium rates an average of 11.7% in 2000, reversing a trend of continued rate declines in 1999 and prior years; and

•	Claim costs continued to increase in 2000 compared to 1999 due to increasing medical and indemnity costs. This was offset somewhat by the effects of provider agreements that we negotiated during 1998.

2002 Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

The ultimate result of the above factors on 2002 claim and claim settlement expenses as a percent of premiums earned, is unknown at this time.

Policy Acquisition Costs: Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses less ceding commissions from our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them. Under our 1992 to 1994 quota share reinsurance agreement, the ceding commission is adjusted to the extent that actual claim and claim settlement expenses vary from levels specified in the agreements.

The following table summarizes policy acquisition costs (000’s):

	Year Ended December 31,

	2001	2000	1999

Commission expense	$7,378	$7,537	$7,145
Premium tax expense	1,888	1,933	1,798
Other policy acquisition costs	4,463	4,207	4,847
Ceding commissions resulting from adjustments to claim and claim settlement estimates for our 1992 to 1994 accident years	261	460	321

Direct policy acquisition costs	13,990	14,137	14,111
Ceding commissions on 2001 quota share reinsurance	(18,509)	—	—

Policy acquisition costs	$(4,519)	$14,137	$14,111

     Ceding commissions received under our new quota share reinsurance policy totaling $18.5 million in 2001 has reduced policy acquisition costs. Under our 2001 quota-share program, the reinsurer returns to us 41% of the premiums we cede in ceding commissions to reimburse us for salaries and overhead costs related to managing cases and claims, policy acquisition costs and other underwriting expenses. Excluding the effect of ceding commissions from the quota share contract, policy acquisition costs decreased slightly to $14.0 million in 2001 from $14.1 million in 2000 and 1999. As a percent of gross premiums earned, policy acquisition costs, before ceding commissions from quota share, decreased to 14.4% in 2001 compared to 14.7% in 2000 and 15.8% for 1999. The decrease in 2001 reflects the following:

•	Commission expense decreased to 7.6% of gross premiums earned in 2001 from 7.9% in 2000 and 8.0% in 1999. The decreased commission percentages in 2001 and 2000 are the result of (i) a focus on reducing commissions paid on new business in our non-Minnesota states and (ii) increased renewal premiums on which we pay lower commission rates in all our states. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates continued through early 1999, but were reduced in 2001 and 2000. We believe the commission rates we pay are marketplace competitive in all our markets;

•	Premium tax expense decreased slightly to 1.9% of gross premiums earned in 2001 for 2.0% of gross premiums earned in 2000 and 1999;

•	Other policy acquisition costs increased slightly to 4.6% of gross premiums earned in 2001 from 4.4% in 2000 and decreased when compared to 5.4% in 1999. Other policy acquisition costs decreased in 2001 and 2000 from levels in 1999 as we focused on improving our underwriting organizational structure resulting in (i) decreased personnel and overhead costs and (ii) decreased spending on marketing programs; and

•	We incurred ceding commission expense resulting from adjustments to claim and claim settlement expense estimates for 1992 to 1994 totaling $260,000 in 2001, $460,000 in 2000 and $321,000 in 1999.

2002 Outlook: Ceding commissions received from our reinsurer under our 2001 quota-share reinsurance policy will significantly reduce policy acquisition costs again in 2002. Excluding the effects of ceding commissions, we expect that policy acquisition costs will remain consistent as a percent of gross premiums earned in 2002 as all components of acquisition costs are expected to be stable as compared to 2001.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative charges based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     Our general and administrative expenses increased to $15.3 million in 2001 from $11.5 million in 2000 and $12.0 million in 1999. As a percent of gross premiums earned, general and administrative expenses increased to 15.8% in 2001 from 12.0% in 2000 and 13.5% in 1999. General and administrative expenses for 2001 include (i) $2.0 million in restructuring charges related to closing our regional offices in Missouri and Massachusetts and closing satellite offices in Brainerd, Minnesota and Overland Park, Kansas; (ii) assessments by state Insurance Guarantee Associations (IGA) totaling $1.1 million in 2001 compared to $236,000 in 2000 and $17,000 in 1999; (iii) one-time business repositioning costs totaling $470,000 in 2001 and corporate oversight costs related to the efforts of the majority shareholders in seeking a buyer for their shares totaling $1.3 million in 1999. After adjusting for these items, general and administrative expenses decreased as a percent of gross premiums earned to 11.7% in 2001 from 11.8% in 2000 and 12.0% in 1999. These decreases reflect:

•	General and administrative expenses continue to improve as a percent of premiums earned, after adjusting for restructuring charges, IGA assessments and one-time charges. We have aggressively managed personnel and other operating costs and expenses to bring operating expenses more in line with revenues. All expenses continue to be managed aggressively and reduced where appropriate.

•	A reorganization effected in the fourth quarter of 1999 resulted in a net reduction of thirty-three positions. This reorganization reduced costs and centralized and strengthened certain processes late in 1999 and throughout 2000 and 2001.

2002 Outlook: We expect that general and administrative expenses will be affected by the following:

•	We will aggressively manage all operating costs and expenses in 2002;

•	We have no plans to open additional state offices in 2002 and expect to reduce overhead costs as a result of our office closures in 2001; and

•	We expect to realize additional operational efficiency during 2002 through enhancements to our internal processes and procedures, including changes to our operating structure as well as improvements to our internal proprietary computer systems.

Interest Expense: We incurred interest charges on our Term Loan in 2001 and 2000 and on our Senior Notes in 1999.

     We paid interest at rates ranging from 6.50% to 8.83% on the outstanding balance of our Term Loan in 2001 compared to 8.68% to 9.34% in 2000. Interest expense decreased to $511,000 in 2001 from $667,000 in 2000 as a result of the change in the interest rate and $2.5 million in principal payments on the note in 2001.

     We paid interest at rates ranging from 8.68% to 9.34% on the outstanding balance of our Term Loan in 2000 compared to 9.50% on the outstanding balance of our Senior Notes during 1999. Interest expense increased to $667,000 in 2000 from $266,000 in 1999 as we increased our notes payable by financing the repurchase of shares from a group headed by our majority shareholder and Chairman, David C. Prosser through an $8.0 million Term Loan and a $2.0 million Revolving Credit Facility with a bank. The Senior Notes were paid in full in December 1999. No amounts were outstanding under the Revolving Credit Facility in 2000 and the Credit Facility was terminated in 2001.

     2002 Outlook: We expect to incur interest charges in 2002 on the outstanding balance of the Term Loan totaling approximately $170,000, decreasing from $511,000 in 2001 as a result of principal payments of $2.5 million in 2001, $1.0 million in February 2002 and an additional $1.3 million through the remainder of 2002 and a decrease in the interest rate to under 5.00%.

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

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.1 million valuation allowance against deferred tax assets resulting in a corresponding increase in income tax expense as a result of this analysis. We expect the remaining deferred tax assets, net of the valuation allowance, at December 31, 2001 to be realized as a result of the reversal of existing taxable temporary differences in the future. No valuation allowance was provided against the deferred tax assets recorded in 2000 or 1999.

     Income tax expense of $8.9 million in 2001 included the $14.1 million valuation allowance adjustment. After excluding the effects of the valuation allowance, the income tax benefit was $5.2 million in 2001 compared to a benefit of $5.7 million in 2000 and an expense of $1.9 million in 1999. As a percent of (loss) income before income taxes, the income tax (benefit) expense before valuation allowance was 34.7% of the loss before income taxes in 2001 compared to 37.2% of the loss before income taxes in 2000 and 23.8% of income before income taxes in 1999. The income tax benefit percentages in 2001 and 2000 have been affected by (i) our loss from operations, (ii) establishing a deferred tax valuation allowance, (iii) increased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (iv) changes in tax-exempt municipal income.

2002 Outlook: Income tax expense will vary based on (i) the income from operations we recognize for 2002, and (ii) the changes in our analysis of the valuation allowance necessary during 2002. The ultimate change is unknown at this time.

INVESTMENTS

     Our portfolio of fixed maturity securities at December 31, 2001 included mortgage-backed securities (50.6%), U.S. government securities (29.5%), corporate securities (19.2%), and asset-backed securities (0.6%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In February 2001, we repositioned our portfolio by selling our tax-exempt securities and repurchasing taxable fixed maturity investments to increase our after-tax yield. We recognized gains totaling $1.1 million as a result of this repositioning. In February 2002, we sold select securities within the portfolio and realized an additional investment gain totaling $1.1 million to increase our statutory surplus. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

     Funds from our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Prior to 1999, we generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. Our investment portfolio decreased $7.6 million to $89.2 million at December 31, 2001, from $96.8 million at December 31, 2000, as a result of these factors. We expect positive quarterly cash flow from our $25,000 to $300,000 excess of loss reinsurance agreement in 2002 as we are reimbursed for loss payments to claimants under the policy. This increase in cash flow will be more than offset by (i) premiums ceded under our quota share policy and (ii) decreases in cash flows as our 2002 premiums in force and premiums earned decrease and result in the use of cash in 2002.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. In 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. This security was sold in January 2002 and the write-down was reversed. Prevailing market interest rates decreased in 2001 and 2000 resulting in a $1.4 million unrealized gain on investments in 2001 compared to a $309,000 unrealized gain in 2000.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our unpaid claim and claim settlement expenses represent reserves established for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred in 2001 and prior years. The reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at 5.0% in 2001 and 8.0% in 2000. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and, accordingly, we supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

     The following table sets forth reserves on a gross (before reinsurance) basis (000’s):

	Year Ended December 31,

	2001	2000	1999

Gross Reserves for Claim and Claim Settlement Expenses:
Gross reserves for claim and claim settlement expenses, beginning of year	$128,841	$99,831	$97,269
Provision increases (decreases) for claim and claim settlement expenses:
Current year	97,510	87,203	79,333
Prior years	31,224	17,930	(11,868)

Total provision	128,734	105,133	67,465
Payments for claim and claim settlement expenses:
Current year	27,024	30,190	27,841
Prior years	49,241	45,933	37,062

Total payments	76,265	76,123	64,903

Gross reserves for claim and claim settlement expenses, end of year	$181,310	$128,841	$99,831

     The following table sets forth reserves on a net (after reinsurance) basis (000’s):

	Year Ended December 31,

	2001	2000	1999

Net Reserves for Claim and Claim Settlement Expenses:
Net reserves for claim and claim settlement expenses, beginning of year	$66,996	$58,652	$75,866
Plus: Deferred retrospective reinsurance gain, beginning of year	849	1,249	1,989
Provision increases (decreases) for claim and claim settlement expenses:
Current year	46,923	56,900	52,176
Prior years	7,731	15,929	(8,113)
Write-off of reinsurance recoverable	(785)	—	—
Amortization of deferred retrospective reinsurance gain	(400)	(400)	(740)

Total provision	53,469	72,429	43,323
Payments for claim and claim settlement expenses:
Current year	17,000	28,154	26,897
Prior years	31,242	36,331	34,380

Total payments	48,242	64,485	61,277

Less: Deferred retrospective reinsurance gain, end of year	(449)	(849)	(1,249)

Net reserves for claim and claim settlement expenses, end of year	$72,623	$66,996	$58,652

     The following loss reserve development table sets forth the change, over time, of reserves established for claim and claim settlement expenses at the end of the last eight years. The following loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,

	2001	2000	1999	1998	1997

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$181,310	$128,841	$99,831	$97,269	$61,069
Reinsurance recoverables	108,687	61,845	41,179	21,403	5,374

Net reserves for unpaid claim and claim settlement expenses	$72,623	$66,996	$58,652	$75,866	$55,695

Paid (cumulative) as of:
One year later		$32,028	$35,932	$34,380	$27,737
Two years later			48,069	49,958	42,046
Three years later				56,376	49,671
Four years later					53,814
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Reserves re-estimated as of:
End of year	$72,623	$66,996	$58,652	$75,866	$55,695
One year later		74,727	74,181	67,753	66,674
Two years later			76,502	77,205	61,075
Three years later				78,331	68,065
Four years later					69,474
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Initial reserves in excess of (less than) re-estimated reserves
Amount		$(7,731)	$(17,850)	$(2,465)	$(13,779)
Percent		(11.5)%	(30.4)%	(3.2)%	(24.7)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1996	1995	1994	1993	1992

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$49,256	$37,138	$28,165	$13,279	$2,688
Reinsurance recoverables	6,183	8,312	13,902	9,593	1,886

Net reserves for unpaid claim and claim settlement expenses	$43,073	$28,826	$14,263	$3,686	$802

Paid (cumulative) as of:
One year later	$19,439	$8,595	$4,639	$1,436	$583
Two years later	28,173	12,894	6,476	2,150	678
Three years later	33,438	15,521	7,863	2,348	815
Four years later	36,904	16,869	8,569	2,654	856
Five years later	38,919	18,020	9,046	2,816	925
Six years later		18,714	9,396	2,847	951
Seven years later			9,564	2,932	920
Eight years later				2,985	928
Nine years later					951
Reserves re-estimated as of:
End of year	$43,073	$28,826	$14,263	$3,686	$802
One year later	39,988	20,751	12,789	3,784	1,075
Two years later	43,484	18,469	9,318	3,416	1,008
Three years later	41,451	19,796	8,984	2,782	950
Four years later	45,959	19,389	9,669	2,861	912
Five years later	47,147	21,254	9,692	2,972	949
Six years later		22,568	10,330	2,927	964
Seven years later			11,675	3,106	926
Eight years later				3,818	945
Nine years later					951
Initial reserves in excess of (less than) re-estimated reserves
Amount	$(4,074)	$6,258	$2,588	$(132)	$(149)
Percent	(9.5)%	21.7%	18.1%	(3.6)%	(18.6)%

     The following table is derived from the loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same eight-year period ended December 31, 2001. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimates for the indicated accident year (000’s):

	Effect of Reserve re-estimates on Calendar Year Operations:

	2001	2000	1999	1998	1997

Accident Year:
1992	$(6)	$(19)	$38	$(15)	$(37)
1993	(706)	(160)	7	(96)	(42)
1994	(633)	(459)	(68)	(574)	413
1995	31	(1,227)	430	(642)	1,948
1996	126	(2,643)	1,626	(2,169)	803
1997	(221)	(2,482)	3,566	(7,483)
1998	283	(2,462)	2,514
1999	(1,195)	(6,077)
2000	(5,410)

Total	$(7,731)	$(15,529)	$8,113	$(10,979)	$3,085

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Cumulative
					Re-estimates
					for each
	Effect of Reserve re-estimates on Calendar Year Operations:				Accident
	1996	1995	1994	1993	Year

Accident Year:
1992	$38	$58	$67	$(273)	$(149)
1993	596	310	(165)		(256)
1994	2,837	1,106			2,622
1995	4,604				5,144
1996					(2,257)
1997					(6,620)
1998					335
1999					(7,272)
2000					(5,410)

Total	$8,075	$1,474	$(98)	$(273)	$(13,863)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

     Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for (i) claim and claim settlement expenses, (ii) reinsurance, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Term Loan. Prior to 1999, we generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 beginning in mid-1998 through runoff in 2001, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect positive quarterly cash flow from our $25,000 to $300,000 excess of loss reinsurance agreement in 2002 as we are reimbursed for loss payments to claimants under the policy. This increase in cash flow will be more than offset by (i) premiums ceded under our quota share policy and (ii) decreases in cash flows as our premiums in force and premiums earned decrease in 2002. Excess cash is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements and corporate securities all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

     Cash used in operating activities in 2001 was $6.5 million. This is primarily the result of our net loss of $23.7 million; an increase of $55.4 million in amounts due from reinsurers and net realized investment gains totaling $1.2 million offset by an increase of $52.5 million in unpaid claim and claim settlement expenses, which are non-cash accruals for future claims; a decrease in our net deferred income tax asset of $8.8 million; an increase in accrued liabilities totaling $8.2 million; depreciation and amortization expense of $1.6 million and a decrease of $744,000 in unearned premiums, net of premiums receivable. Net cash provided by investing activities was $10.0 million, primarily the result of $92.8 million in proceeds from sales of securities and $872,000 in disposals of furniture and equipment offset by $83.3 million in purchases of securities and $379,000 in purchases of furniture and equipment. Net cash used in financing activities was $2.5 million due primarily to payments on notes payable of $2.5 million.

     Our need for additional capital is primarily the result of regulations that require certain ratios of regulatory or statutory capital to premiums written in our insurance subsidiary as defined by state regulatory bodies and insurance rating agencies. We believe that raising additional permanent capital would stabilize our ratio of premium to capital and provide a solid base for the future growth of our insurance subsidiary. As an alternative to raising additional permanent capital, further quota-share reinsurance or other additional reinsurance on an interim basis would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements.

     State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 2002, without regulatory approval, is approximately $1.9 million. (See Note 9 of Notes to Consolidated Financial Statements.) ACIC has never paid a dividend to us and we intend to retain capital in the insurance subsidiary.

     On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. We repurchased 10,000 shares in 2001 for approximately $9,000, 640,000 shares in 2000 for approximately $2.6 million and 19,500 shares for approximately $87,000 through 1999. We repurchased these shares on the open market or through private transactions based upon market conditions and availability. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

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

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $4.1 million.

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

NAIC RISK-BASED CAPITAL STANDARDS

The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require computing a risk-based capital amount that is compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk, insurance underwriting risk, credit risk and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital is in excess of authorized control level risk-based capital.

REGULATION

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 2001, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The Codification is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. Statutory accounting principles, however, will continue to be established by individual state laws and permitted practices. The State of Minnesota required adoption of the Codification for preparing statutory financial statements for financial periods occurring on or after January 1, 2001. Adoption of the Codification increased our statutory capital and surplus by approximately $2.9 million on January 1, 2001.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires ratable amortization of goodwill be replaced with periodic tests of goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. Implementation of SFAS No. 141 and 142 is required for fiscal 2002. We believe that the adoption of SFAS No. 141 and 142 will not have an impact on our financial statements

FORWARD-LOOKING STATEMENTS

Information included in this Annual Report and Report on Form 10-K which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to retain renewing policies and write new business with a B- (Unsecure) rating from A.M. Best; (ii) our ability to continue to increase pricing in the markets in which we remain; (iii) the ability of our reinsurers to honor their obligations to us; (iv) our ability to accurately predict claim development; (v) our ability to manage both our existing claims and new claims in an effective manner; (vi) our experience with claims frequency and severity; (vii) competition and the regulatory environment in which we operate; (viii) general economic and business conditions; (ix) our ability to obtain and retain reinsurance at a reasonable cost; (x) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xi) interest rate changes; and (xii) other factors as noted in our other filings with the SEC. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our future performance.

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
Minneapolis, Minnesota

     We have audited the accompanying consolidated balance sheets of RTW, Inc. and subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 5, the establishment of claim and claim settlement expense reserves is an inherently uncertain process. Additionally, as described in Note 10, underwriting losses in the years ended December 31, 2001 and 2000 have resulted in a significant reduction in the Company’s statutory policyholders’ surplus that adversely affected its credit rating.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 20, 2002
(February 28, 2002 as to Note 10)
(March 22, 2002 as to Note 6)

RTW, INC.
Consolidated Balance Sheets
December 31, 2001 and 2000
(In Thousands, Except Share Data)

	2001	2000

ASSETS
Investments at fair value, amortized cost of $87,809 and $96,521	$89,166	$96,830
Cash and cash equivalents	3,425	2,427
Accrued investment income	1,133	1,266
Premiums receivable, less allowance of $436 and $569	6,665	10,126
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	108,687	61,845
On paid claim and claim settlement expenses	3,039	2,295
Prepaid reinsurance premiums	7,790	—
Deferred policy acquisition costs	1,214	1,351
Furniture and equipment, net	1,824	3,590
Other assets	4,091	14,805

Total assets	$227,034	$194,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$181,310	$128,841
Unearned premiums	9,738	12,455
Accrued expenses and other liabilities	15,744	7,503
Notes payable	4,500	7,000

Total liabilities	211,292	155,799
Commitments and contingencies	—	—
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,302,000 and 10,293,000 shares	20,688	20,665
Retained (deficit) earnings	(5,828)	17,867
Accumulated other comprehensive income	882	204

Total shareholders’ equity	15,742	38,736

Total liabilities and shareholders’ equity	$227,034	$194,535

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Operations
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Share and Per Share Data)

	2001	2000	1999

Revenues:
Gross premiums earned	$97,420	$95,878	$89,226
Premiums ceded	(56,506)	(17,724)	(18,008)

Premiums earned	40,914	78,154	71,218
Investment income	5,897	5,752	6,510
Net realized investment gains (losses):
Realized investment gains	1,225	26	108
Realized investment losses	(62)	(633)	(24)

Net realized investment gains (losses)	1,163	(607)	84
Other income	2,088	—	—

Total revenues	50,062	83,299	77,812
Expenses:
Claim and claim settlement expenses	53,469	72,429	43,323
Policy acquisition costs	(4,519)	14,137	14,111
General and administrative expenses	15,353	11,513	12,021

Total expenses	64,303	98,079	69,455

(Loss) income from operations	(14,241)	(14,780)	8,357
Interest expense	511	667	266

(Loss) income before income taxes	(14,752)	(15,447)	8,091
Income tax expense (benefit)	8,943	(5,739)	1,924

Net (loss) income	$(23,695)	$(9,708)	$6,167

(Loss) income per share:
Basic (loss) income per share	$(2.30)	$(0.89)	$0.50

Diluted (loss) income per share	$(2.30)	$(0.89)	$0.50

Weighted average shares outstanding:
Basic shares outstanding	10,304,000	10,855,000	12,291,000

Diluted shares outstanding	10,304,000	10,855,000	12,360,000

     See notes to consolidated financial statements.

RTW, INC.

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Total
	Common	Income	Earnings	Income	Shareholders'
	Stock	(Loss)	(Deficit)	(Loss)	Equity

Balance at January 1, 1999	$29,451		$21,408	$1,759	$52,618
Comprehensive income:
Net income	—	$6,167	6,167	—	6,167
Other comprehensive loss, net of tax:
Change in unrealized investment losses	—	(4,577)	—	(4,577)	(4,577)

Comprehensive income		$1,590

Non-qualified stock options exercised	1,172		—	—	1,172
Incentive stock options exercised	80		—	—	80
Issuance of shares under ESPP	105		—	—	105

Balance at December 31, 1999	30,808		27,575	(2,818)	55,565
Comprehensive loss:
Net loss	—	$(9,708)	(9,708)	—	(9,708)
Other comprehensive income, net of tax:
Change in unrealized investment gains	—	3,022	—	3,022	3,022

Comprehensive loss		$(6,686)

Retirement of common stock	(10,268)		—	—	(10,268)
Issuance of shares under ESPP	125		—	—	125

Balance at December 31, 2000	20,665		17,867	204	38,736
Comprehensive loss:
Net loss	—	$(23,695)	(23,695)	—	(23,695)
Other comprehensive income net of tax:
Change in unrealized investment gains	—	678	—	678	678

Comprehensive loss		$(23,017)

Retirement of common stock	(10)		—	—	(10)
Issuance of shares under ESPP	33		—	—	33

Balance at December 31, 2001	$20,688		$(5,828)	$882	$15,742

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

	2001	2000	1999

Cash flows from operating activities:
Net (loss) income	$(23,695)	$(9,708)	$6,167
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized investment (gains) losses	(1,163)	607	(84)
Depreciation and amortization	1,580	1,397	1,382
Deferred income taxes	8,776	(1,371)	764
Changes in assets and liabilities:
Amounts due from reinsurers	(55,376)	(20,638)	(21,232)
Unpaid claim and claim settlement expenses	52,469	29,010	2,562
Unearned premiums, net of premiums receivable	744	(1,002)	(3,142)
Other, net	10,149	(7,167)	3,313

Net cash used in operating activities	(6,516)	(8,872)	(10,270)
Cash flows from investing activities:
Maturities of investments	—	510	1,915
Purchases of available-for-sale investments	(83,341)	—	(11,239)
Proceeds from sales of available-for-sale investments	92,839	14,594	20,912
Purchases of furniture and equipment	(379)	(1,015)	(573)
Disposals of furniture and equipment	872	51	—

Net cash provided by investing activities	9,991	14,140	11,015
Cash flows from financing activities:
Proceeds from notes payable	—	8,000	—
Payments on notes payable	(2,500)	(1,000)	(2,500)
Stock options and warrants exercised	—	—	1,252
Issuance of common stock under ESPP	33	125	105
Retirement of common stock	(10)	(10,268)	—

Net cash used in financing activities	(2,477)	(3,143)	(1,143)

Net increase (decrease) in cash and cash equivalents	998	2,125	(398)
Cash and cash equivalents at beginning of year	2,427	302	700

Cash and cash equivalents at end of year	$3,425	$2,427	$302

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$641	$458	$238

Income tax (refunds) payments	$(1,559)	$802	$(1,312)

See notes to consolidated financial statements.

RTW, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000, and 1999

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — RTW, Inc. (RTW) provides workers’ compensation insurance coverage to employers through its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC). Collectively, “we,” “our” and “us” will refer to these entities in these Notes to Consolidated Financial Statements.

     We benefit from our ability to reduce workers’ compensation costs and provide employers the ability to control their workers’ compensation programs. We are domiciled in Minnesota and were licensed in Minnesota, Colorado, Missouri, Michigan, Massachusetts, Illinois, Kansas, Connecticut, Wisconsin, Rhode Island, Florida, Iowa, Indiana, Arkansas, Pennsylvania, Tennessee, South Dakota, Maryland, Georgia, New Jersey, North Carolina, Texas and Oklahoma at December 31, 2001. We are also licensed to write workers’ compensation insurance coverage for companies covered under the Longshoreman’s Act. We wrote policies primarily in Minnesota, Colorado, Missouri, Illinois, Kansas, Michigan, Massachusetts, Connecticut and Wisconsin during 2001. In the fourth quarter of 2001, we announced that we would close our regional offices in Missouri and Massachusetts. Beginning February 2002, we began to non-renew all policies in our Missouri and Massachusetts regions and will run off expiring policies in these regions through January 2003. We operate in a single business segment, workers’ compensation insurance.

     The following explain the accounting policies we use to arrive at some of the more significant amounts in our financial statements.

Accounting Principles — We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

Consolidation — Our consolidated financial statements include RTW and ACIC. We eliminate all inter-company accounts and transactions in consolidation.

Use of Estimates — We make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date and the recorded amounts of revenues and expenses during the reporting period. Our most significant estimates are those relating to our unpaid claim and claim settlement expenses, income taxes and accrual for premium adjustments. We continually review our estimates and assumptions and make adjustments as necessary, but actual results could vary significantly from these estimates.

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

     We continually monitor the difference between investment cost and fair value for each of our securities. If any security experienced a decline in value that is determined to be other than temporary, we would reduce the security’s carrying value for the decline and record a realized loss in the Consolidated Statements of Operations. In 2000, we recorded $500,000 against a security whose decline in value was determined to be other than temporary. No securities were reduced for declines in fair value in 2001 or 1999.

Cash and Cash Equivalents — We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments — A number of our significant assets and liabilities (including deferred policy acquisition costs, reinsurance recoverables, furniture and equipment and unpaid claim and claim settlement expenses) are not considered financial instruments for disclosure purposes. Our premiums receivable and other assets and liabilities that are considered financial instruments are generally of a short-term nature. Our term loan bears a floating interest rate. The carrying values of these instruments approximate their fair values. The carrying values and fair values of investments are disclosed in Note 3.

Deferred Policy Acquisition Costs — The costs directly related to writing an insurance policy are referred to as policy acquisition costs and consist of commissions, state premium taxes and other direct underwriting expenses. Although these costs arise when we issue a policy, we defer certain costs, principally commissions and state premium taxes. These costs are amortized to expense as premium revenue is recognized and are reported net of ceding commissions in the Statement of Operations.

     If deferred policy acquisition costs were to exceed the sum of unearned premiums net of reinsurance and related anticipated investment income less expected claim and claim settlement expenses, we would immediately expense the excess costs.

Depreciation — We depreciate furniture and equipment on a straight-line basis over the estimated useful lives of the assets (five to ten years). Accumulated depreciation was $3.7 million at December 31, 2001 and $5.1 million at December 31, 2000.

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

     Our “Unpaid claim and claim settlement expenses” represent reserves established for the estimated total unpaid cost of claim and claim settlement expenses for insured events that occurred on or prior to each balance sheet date. The reserves are primarily undiscounted; however, we discounted selected claims that have fixed or determinable future payments by $482,000 in 2001 and $1.4 million in 2000 using 5.0% and 8.0% discount factors, respectively. These reserves reflect our estimates of the total cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported. Our estimates consider such variables as past loss experience, current claim trends and prevailing social, economic and legal environments. We have a limited amount of historical data to use in estimating our reserves for unpaid claim and claim settlement expenses because we commenced operations in 1992. As a result, we supplement our experience with external industry data, as adjusted to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

     We believe our reserves for unpaid claim and claim settlement expenses are adequate to cover the ultimate costs of claim and claim settlement expenses. The ultimate cost of claim and claim settlement expenses may differ from the established reserves, particularly when claims may not be settled for many years. Reserves for unpaid claim and claim settlement expenses and assumptions used in their development are continually reviewed. We record adjustments to prior estimates of unpaid claim and claim settlement expenses, which may be material, to operations in the year in which the adjustments are made.

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

Note 2 — INCOME PER SHARE

We apply SFAS No. 128, “Earnings Per Share”, which requires dual presentation of a basic (loss) income per share (IPS), which excludes dilution, and a diluted IPS, which reflects the potential dilution that could occur if actions taken with respect to dilutive securities resulted in the issuance of common stock. Dilutive securities consist of stock options. Basic IPS is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted IPS is computed by dividing net (loss) income by the weighted average number of common shares and dilutive securities outstanding for the period. Dilutive securities are considered outstanding from the date of grant, after applying the treasury stock method for determining the dilutive effect.

     The following is a reconciliation of the numerators and denominators of basic and diluted (loss) income per share:

	2001	2000	1999

Net (loss) income (000’s)	$(23,695)	$(9,708)	$6,167

Basic weighted average shares outstanding	10,304,000	10,855,000	12,291,000
Effect of dilutive stock options	—	—	69,000

Diluted weighted average shares outstanding	10,304,000	10,855,000	12,360,000

Basic (loss) income per share	$(2.30)	$(0.89)	$0.50

Diluted (loss) income per share	$(2.30)	$(0.89)	$0.50

     Options to purchase 1.5 million shares of common stock at prices ranging from $0.99 to $19.33 were outstanding during 2001 and options to purchase 1.2 million shares of common stock at prices ranging from $2.67 to $19.33 were outstanding in 2000 but excluded from the computation of diluted IPS due to our 2001 and 2000 net losses. Diluted weighted average shares outstanding would have increased by 8,000 shares and 16,000 shares in 2001 and 2000, respectively, had these shares not been anti-dilutive in the computation.

Note 3 — INVESTMENTS

Valuation of Investments - The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2001	Cost	Gains	Losses	Value

U.S. government securities	$25,921	$524	$(108)	$26,337
Corporate securities	16,908	317	(67)	17,158
Asset-backed securities	506	4	—	510
Mortgage-backed securities	44,474	812	(125)	45,161

Total investments	$87,809	$1,657	$(300)	$89,166

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2000	Cost	Gains	Losses	Value

Tax-exempt municipal securities	$55,450	$377	$(147)	$55,680
U.S. government securities	14,568	326	—	14,894
Corporate securities	10,514	11	(210)	10,315
Asset-backed securities	2,000	3	—	2,003
Mortgage-backed securities	13,989	86	(137)	13,938

Total investments	$96,521	$803	$(494)	$96,830

Statutory Deposits - Included in investments are U.S. government securities on deposit with various regulatory authorities, as required by law, with a fair value of $18.6 million and $12.2 million at December 31, 2001 and 2000, respectively.

     Additionally, included in investments are U.S. government securities pledged as collateral against a letter of credit provided to an insurer, with a fair value of $2.6 million at December 31, 2001.

Fixed Maturities by Maturity Date - The following table presents the amortized cost and fair value of investments by contractual maturity at December 31, 2001. Actual maturities may differ from those stated as a result of calls and prepayments (000’s):

		Estimated
	Amortized	Fair
Maturing In:	Cost	Value

One year or less	$2,846	$2,891
Over one year through five years	13,268	13,667
Over five years through ten years	16,101	16,388
Over ten years	11,120	11,059
Mortgage-backed securities with various maturities	44,474	45,161

Total investments	$87,809	$89,166

Investment Income - Investment income includes income from the following sources (000’s):

	2001	2000	1999

Fixed maturity investments	$5,599	$5,519	$6,318
Short-term investments	286	185	133
Other	12	48	59

Investment income	$5,897	$5,752	$6,510

Note 4 — REINSURANCE

Our financial statements reflect the effects of ceded reinsurance transactions. We purchase reinsurance to (i) protect us from potential losses in excess of the level we are willing to accept and (ii) to achieve premium to surplus leverage ratios that are at acceptable levels. From 1995 to 2000, our primary reinsurance was excess of loss coverage that limits our per-incident exposure. In June 2001, however, we also entered into a quota share reinsurance treaty that was effective January 1, 2001 to reduce our premiums earned and bring our premium to surplus leverage ratios in line with management targets and rating agency expectations.

     We report reinsurance related balances on a “gross” basis on the balance sheet, resulting in reinsurance recoverable amounts on paid and on unpaid claim and claim settlement expenses recorded as assets. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policy.

     We ceded Minnesota claims in excess of $330,000, $310,000 and $290,000 per occurrence during 2001, 2000 and 1999, respectively, to the Minnesota Workers’ Compensation Reinsurance Association (WCRA). In our non-Minnesota states, our per-incident exposure was $300,000 in 2001, 2000 and 1999. We purchased this non-Minnesota coverage from a single reinsurer.

     For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in each of 2001 and 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $449,000 at December 31, 2001. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however, the policy was effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower level excess of loss reinsurance policy.

     In June 2001, we entered a new 50% quota share reinsurance policy effective January 1, 2001 in order to reduce our net premium to surplus leverage ratio and maintain a secure financial strength rating for our insurance subsidiary. Due to the percentage of amounts ceded under the quota share policy and its January 1, 2001 effective date, premiums earned, claim and claim settlement expenses and policy acquisition costs were substantially reduced in 2001. We further increased the amounts ceded to 80% effective December 1, 2001 under this quota share reinsurance policy.

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

	2001	2000

Excess of loss reinsurance through various reinsurers	$90,115	$61,223
Quota-share reinsurance for 2001 through a single reinsurer	18,572	—
Quota-share reinsurance for 1992 to 1994 through a single reinsurer	—	622

Reinsurance recoverable on unpaid claim and claim settlement expenses	$108,687	$61,845

The effect of ceded reinsurance on premiums written and claim and claim settlement expenses are as follows (000’s):

	2001	2000	1999

Premiums written:
Direct	$94,703	$95,566	$88,966
Ceded	(56,506)	(17,724)	(18,008)

Net premiums written	$38,197	$77,842	$70,958

Claim and claim settlement expenses:
Direct	$128,734	$105,133	$67,465
Ceded	(75,265)	(32,704)	(24,142)

Net claim and claim settlement expenses	$53,469	$72,429	$43,323

     The reinsurance recoverable on paid claim and claim settlement expenses consists primarily of receivables from paid claim and claim settlement expenses that were submitted to but not reimbursed by reinsurers at December 31, 2001 and 2000.

Note 5 — UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

As described in Note 1, we establish unpaid claim and claim settlement expense reserves on reported and unreported claims for insured losses. The establishment of appropriate reserves is an inherently uncertain process. Furthermore, estimating ultimate reserves is difficult due to our relatively limited historical claim data and small claim population. Estimates are further complicated by the extended periods of time that elapse between the date the loss occurs and the date the loss is reported and ultimately settled. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting adjustments, which may be material, are reflected in current operations.

     The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000’s):

	2001	2000	1999

Balance at January 1	$128,841	$99,831	$97,269
Less reinsurance recoverables	(61,845)	(41,179)	(21,403)
Plus deferred gain on retrospective reinsurance	849	1,249	1,989

Net balance at January 1	67,845	59,901	77,855
Incurred related to:
Current year	46,923	56,900	52,176
Prior years	7,731	15,929	(8,113)
Write-off of reinsurance recoverable	(785)	—	—
Amortization of deferred retrospective reinsurance gain	(400)	(400)	(740)

Total incurred	53,469	72,429	43,323
Paid related to:
Current year	17,000	28,154	26,897
Prior years	31,242	36,331	34,380

Total paid	48,242	64,485	61,277

Net balance at December 31	73,072	67,845	59,901
Plus reinsurance recoverables	108,687	61,845	41,179
Plus deferred gain on retrospective reinsurance	(449)	(849)	(1,249)

Balance at December 31	$181,310	$128,841	$99,831

     Changes in estimates of unpaid claim and claim settlement expenses for prior years increased the provision for claim and claim settlement expenses by $7.7 million in 2001, increased the provision for claim and claim settlement expenses by $15.9 million in 2000 and decreased the provision for claim and claim settlement expenses by $8.1 million in 1999.

Note 6 — NOTES PAYABLE

In March 2000, we borrowed $8.0 million under a term loan agreement to fund the repurchase of common stock from certain of our shareholders and simultaneously entered into a $2.0 million revolving credit facility to be used for general corporate purposes. The revolving credit facility was terminated early in 2001. We paid $1.0 million in principal on the term loan in 2000 and an additional $2.5 million in 2001. The term loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the term loan (adjusted LIBOR was 8.22% and 9.34% at December 31, 2001 and 2000, respectively).

     At December 31, 2001, we failed to meet certain financial covenants related to the term loan. We paid an additional $1.0 million in principal in February 2002 and the term loan agreement was amended in March 2002. Under the amendment, term loan principal payments were adjusted and covenants were amended in return for waivers of the financial covenants under the term loan agreement. We believe that we will be in compliance with the amended financial covenants throughout 2002.

     The amended term loan requires principal payments as follows (000’s):

December 31,
2002	$2,250
2003	2,250

     The amended term loan is collateralized by the stock of ACIC and is subject to restrictive financial covenants that require maintaining minimum financial ratios, including (i) debt coverage, (ii) net worth, (iii) statutory surplus, (iv) net earnings, (v) risk based capital, (vii) A.M. Best Rating, and (viii) investment grade ratings. The agreement also restricts dividends, purchases and redemptions or retirements of common stock.

Note 7 — INCOME TAXES

     We compute all income tax amounts using the liability method. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using presently enacted tax rates. Deferred tax assets are recognized for tax credit and net operating loss carry-forwards, reduced by a valuation allowance which is established when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates or regulations is recognized in income in the period that includes the enactment date.

     Income tax expense (benefit) consists of the following (000’s):

	2001	2000	1999

Current:
Federal	$—	$(320)	$1,056
State	242	100	104

Total current tax expense (benefit)	242	(220)	1,160
Deferred:
Federal	8,585	(5,558)	1,031
State	116	39	(267)

Total deferred tax expense (benefit)	8,701	(5,519)	764

Income tax expense (benefit)	$8,943	$(5,739)	$1,924

Our income tax expense (benefit) differs from the federal statutory rate as follows (000’s):

	2001	2000	1999

Federal income tax (benefit) expense at 35%	$(5,163)	$(5,406)	$2,832
Increase (reduction) in income tax expense (benefit) resulting from:
State income taxes, net of federal income tax benefit	228	58	23
Tax-exempt investment income	(48)	(814)	(930)
Deferred income tax valuation allowance	14,063	—	—
Other	(137)	423	(1)

Income tax expense (benefit)	$8,943	$(5,739)	$1,924

     Differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years are called temporary differences. The tax effects of temporary differences that gave rise to net deferred tax assets, included within other assets, are as follows (000’s):

	2001	2000

Unpaid claim and claim settlement expenses	$4,949	$4,465
Net operating loss carry-forward	6,393	4,148
Accrued second injury funds	2,670	1,466
Deferred ceding commissions	1,124	—
Unearned premiums	935	1,309
Retrospective reinsurance	158	297
AMT credit carry-forward	56	56
Other	976	504

Deferred tax assets	17,261	12,245
Unrealized gain on securities	(475)	(105)
Deferred policy acquisition costs	(427)	(473)
Depreciation	(296)	(408)

Deferred tax liabilities	(1,198)	(986)

Net deferred tax assets before valuation allowance	16,063	11,259
Valuation allowance	(14,063)	—

Net deferred tax assets	$2,000	$11,259

     In assessing the realizability of deferred tax assets, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. At December 31, 2001, we established a $14.1 million valuation allowance against deferred tax assets resulting in a corresponding increase in income tax expense as a result of this analysis. We expect the remaining deferred tax assets, net of the valuation allowance, at December 31, 2001 to be realized as a result of the reversal of existing taxable temporary differences in the future. No valuation allowance was provided against the deferred tax assets recorded in 2000 or 1999.

     We have net operating loss carry-forwards available totaling approximately $18.8 million that expire in 2020 and 2021.

     Income taxes receivable were approximately $83,000 and $1.7 million at December 31, 2001 and 2000, respectively, and are included in other assets.

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

1995 Employee Stock Purchase Plan - The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In May 1998, the shares reserved for distribution under the plan were increased from 75,000 to 200,000 shares. The ESPP terminates in ten years and will be carried out in phases, each consisting of one year or a different period of time approved by the Board of Directors. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase in the most recent three years completed through 2001:

	Shares	Purchase
Phase:	Purchased	Price

Beginning April 1998, expiring April 1999	27,143	$3.88
Beginning April 1999, expiring April 2000	39,154	$3.19
Beginning April 2000, expiring April 2001	18,979	$1.70

The seventh one-year phase began in April 2001 and expires in April 2002.

     Our liability for employee contributions withheld at December 31, 2001 and 2000 for the purchase of shares in April 2002 and April 2001 under the ESPP was $39,000 and $72,000, respectively.

1994 Stock Plan - The 1994 Stock Plan provides for awards of qualified and non-qualified stock options. In July 1998, the Board of Directors increased the shares reserved for distribution under the plan to 2,000,000. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board of Directors or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant.

Options granted, exercised, canceled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified

		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price

Balance, January 1, 1999	1,103,916	$6.94	470,895	$6.91
Granted	187,672	6.28	55,556	4.50
Exercised	(30,000)	2.67	—	—
Canceled	(238,052)	8.08	—	—

Balance, December 31, 1999	1,023,536	6.68	526,451	6.66
Granted	155,500	5.13	—	—
Canceled	(537,583)	6.71	—	—

Balance, December 31, 2000	641,453	6.28	526,451	6.66
Granted	127,000	2.06	400,000	0.99
Canceled	(148,679)	5.36	—	—

Balance, December 31, 2001	619,774	$5.64	926,451	$4.21

     Each of the qualified stock options expires ten years from the date of grant and substantially all are subject to continued employment with us. Each of the non-qualified options expires ten years from the date of grant. Certain of the options are subject to vesting provisions that restrict exercise of the option.

The following table summarizes the options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable

					Weighted
	Number	Weighted Average		Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Price Range	Options	Life	Price	Options	Price

Qualified stock options:
$0.99 - $ 2.94	107,000	9.6 years	$1.70	20,000	$1.03
4.00 - 5.44	254,444	8.0 years	4.96	104,890	5.04
7.00 - 19.33	258,330	6.0 years	7.93	270,007	7.91

$0.99 - $19.33	619,774	7.4 years	$5.64	394,897	$6.80

Non-qualified stock options:
$0.99 - $ 2.67	403,750	9.9 years	$1.01	83,750	$1.07
4.50 - 15.88	522,701	6.0 years	6.69	511,590	6.73

$0.99 - $15.88	926,451	7.7 years	$4.21	595,340	$5.94

Non-Qualified Common Stock Options - Certain non-qualified options were issued prior to the onset of the 1994 Stock Plan. At January 1, 1999, 320,000 non-qualified options were outstanding at an exercise price of $2.00 per share. These options were exercised in their entirety during 1999.

     We are permitted a tax deduction equal to the difference between the non-qualified option exercise price and the fair value on the option exercise date. Upon exercise, the proceeds and the amount of the deduction are recorded to common stock. In 1999, we recorded a reduction of income taxes payable and increased common stock by $532,000 to reflect the exercise.

Pro Forma Information - Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under the ESPP based on the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net (loss) income and basic and dilutive net (loss) income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	2001	2000	1999

Net (loss) income:
As reported	$(23,695)	$(9,708)	$6,167
Pro forma	(24,182)	(10,507)	5,060
Basic net (loss) income per share:
As reported	(2.30)	(0.89)	0.50
Pro forma	(2.35)	(0.97)	0.41
Dilutive net (loss) income per share:
As reported	(2.30)	(0.89)	0.50
Pro forma	(2.35)	(0.97)	0.41

     The weighted average fair value of options granted under the ESPP and 1994 Stock Plan during 2001, 2000 and 1999 is estimated at $1.10, $2.24 and $2.53, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 182.8% in 2001, 64.6% in 2000 and 64.3% in 1999; risk-free interest rates ranging from 1.66% to 7.70%; and an expected life of 1 to 5 years.

Employment Contracts – We entered into one-year employment agreements with our Chairman, David C. Prosser, President and Chief Executive Officer, J. Alexander Fjelstad III, and Executive Vice President, Alfred L. LaTendresse beginning December 13, 2001. Under these agreements, each receives a base salary, subject to review annually for increase by our Board of Directors. Mr. Prosser receives $250,000 which includes $30,000 for his services as Chairman of the Board and $220,000 in base salary. Mr. Fjelstad receives a base salary of $275,000 and Mr. LaTendresse a base salary of $200,000. In addition to base salary, each is eligible for bonuses and expense reimbursements. We also provide these individuals with health, dental, life and disability insurance consistent with that provided to other officers and employees. Additionally, Mr. Fjelstad and Mr. LaTendresse were each granted 200,000 non-qualified options at $0.99 per share on December 13, 2001. Mr. Prosser was granted 200,000 non-qualified options on February 6, 2002 at $1.21 per share.

Employment agreements with Carl B. Lehmann, our former President and Chief Executive Officer expired during 2001 and Mr. Lehmann terminated his employment with us on December 12, 2001. Under supplemental agreements with Mr. Lehmann in 2000 and 2001, we paid him “stay bonuses” of $200,000 on January 15, 2001 and $100,000 on June 30, 2001.

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

401(k) Retirement Component — We sponsor a defined contribution retirement component under Section 401(k) of the Internal Revenue Code for eligible employees. Our contributions are discretionary and are based on contributions made by employees. Expense recognized for 2001, 2000 and 1999 was $316,000, $152,000 and $151,000, respectively.

Employee Stock Ownership Component — We maintain an ESOP for our qualified employees. Our contributions are discretionary. We may contribute cash or shares of our common stock. No expense was recorded in 2001, 2000 or 1999.

Other Employee Benefit Plans - We maintained bonus plans in 2001, 2000 and 1999 under which all employees, including officers, were eligible for a bonus based, in part, on our operating results. These bonuses aggregated $204,000, $951,000 and $544,000 in 2001, 2000 and 1999, respectively.

Note 9 — SHAREHOLDERS’ EQUITY

On September 15, 1998, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $4.0 million of RTW, Inc. common stock. We may repurchase shares on the open market or through private transactions depending upon market conditions and availability. Through December 31, 2001 we repurchased 669,500 shares for $2.7 million. We will use the repurchased shares for employee stock option and purchase plans and other corporate purposes.

     On March 28, 2000, we repurchased 1,418,570 shares from a group consisting of David C. Prosser, RTW’s founder and a director, certain members of his family, and J. Alexander Fjelstad, who at the time was a former director and former executive of RTW (together, the Prosser Selling Group). We paid $5.19 per share, as well as legal and other costs, totaling approximately $7.7 million to repurchase the shares. After completing the transaction, the combined ownership of Mr. Prosser, members of his family and Mr. Fjelstad was reduced from approximately 52% to 46%. In December 2001, Mr. Fjelstad returned to RTW as President and Chief Executive Officer and a director (see Note 8).

     In connection with the repurchase, Mr. Prosser retired from the Company, resigned as Chairman and was paid $225,000 as a termination benefit. He remained a member of our Board of Directors. Additionally, at closing, each member of the Prosser Selling Group entered into a two year standstill and voting agreement under which each agreed, among other things, not to acquire additional securities of RTW and not to initiate or support certain initiatives designed to effect fundamental changes in RTW policy or structure. The two-year voting and standstill agreements expired March 6, 2002. In December 2001, Mr. Prosser returned to RTW as Chairman of the Board (see Note 8).

Shareholder Rights Plan - In April 1997, we adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record at the close of business on June 30, 1997. The rights become exercisable only after any person or group (the Acquiring Person) becomes the beneficial owner of 15% or more of the voting power of our common stock. Certain shares held by our Chairman, David C. Prosser, and his wife are excluded from the computation for determining whether a person is an Acquiring Person. Each right entitles its registered holder to purchase from us one one-hundredth share of a new Series A Junior Participating Preferred Stock, no par value, at a price of $85 per one one-hundredth share, subject to adjustment. If any Acquiring Person acquires beneficial ownership of 15% or more of our voting power, each right will entitle its holder (other than such Acquiring Person) to purchase, at the then current purchase price of the right, that number of shares of our common stock having a market value of two times the purchase price of the right, subject to certain possible adjustments. In addition, if we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the then current purchase price of the right, that number of common shares of the acquiring company having a market value of two times the purchase price of the right. Following the acquisition of a beneficial ownership of 15% or more of our outstanding common stock by any Acquiring Person and prior to an acquisition by any Acquiring Person of 50% or more of our outstanding common stock, our Board of Directors may exchange the outstanding rights (other than rights owned by such Acquiring Person), in whole or in part, at an exchange ratio of one share of common stock, or one one-hundredth share of Preferred Stock (or equivalent securities) per right, subject to adjustment. We may redeem the rights, in whole, at $.001 per right, at any time prior to an acquisition by any Acquiring Person of 15% or more of our outstanding common stock and prior to the expiration of the rights. The rights expire on April 17, 2007, unless extended or earlier redeemed by us.

Dividend Restrictions - Dividends are paid as determined by our Board of Directors. No cash dividends have ever been paid by us.

     Our ability to pay cash dividends to shareholders may depend upon the amount of dividends received from our insurance subsidiary. ACIC’s ability to pay dividends is restricted by law or subject to approval of the insurance regulatory authorities of Minnesota.

     Under Minnesota insurance law regulating the payment of dividends by ACIC, any such payments must be an amount deemed prudent by ACIC’s Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (Commissioner), must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus that is attributable to unrealized capital gains. Further, without approval of the Commissioner, ACIC may not pay a dividend in any calendar year which, when combined with dividends paid in the preceding twelve months, exceeds the greater of (i) 10% of ACIC’s statutory capital and surplus at the prior year end or (ii) 100% of ACIC’s statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 2002, dividends in excess of $2.0 million would require prior consent of the Commissioner.

Statutory Surplus and Statutory Net Income (Loss) — Our insurance subsidiary is required to file financial statements with state regulatory agencies. The accounting principles used to prepare the statutory financial statements follow prescribed accounting practices that differ from GAAP. Statutory policyholders’ surplus at December 31, 2001 and 2000, and statutory net (loss) income for the years ended December 31, 2001, 2000 and 1999 are as follows (000’s):

	Statutory	Statutory
	Policyholders	Net (Loss)
	Surplus	Income

2001	$19,542	$(14,074)
2000	29,303	(16,600)
1999		5,544

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The Codification is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. Statutory accounting principles, however, will continue to be established by individual state laws and permitted practices. The State of Minnesota required adoption of the Codification for preparing statutory financial statements for financial periods occurring on or after January 1, 2001. Adoption of the Codification increased our statutory capital and surplus by approximately $1.9 million at December 31, 2001.

Note 10 — COMMITMENTS AND CONTINGENCIES

Operating Leases — We conduct our operations in leased office facilities under operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.

     Future minimum (base) rental payments required under the leases, as of December 31, 2001, are as follows (000’s):

2002	$1,368
2003	383
2004	391
2005	250
2006	27

$2,419

     Rent expense, including contingent rentals, was $2.0 million, $2.1 million and $2.1 million for 2001, 2000 and 1999, respectively.

     In the ordinary course of administering our workers’ compensation management program, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any legal or administrative claims that we believe are likely to have a material adverse effect on our financial condition or results of operations.

     Through February 2002, we were party to an agreement under which another insurance company wrote policies on our behalf and ceded 100% of the risk to us through a reinsurance treaty. In connection with this agreement, in February 2001 we provided this insurer with an irrevocable letter of credit totaling $2.1 million to indemnify them for incurred losses.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The underwriting losses that we have experienced in the years ended December 31, 2001 and 2000 have resulted in a significant reduction in our statutory policyholders’ surplus (see Note 9). The underwriting losses and reduction in surplus led to a downgrade in our credit rating from B+ (Secure) to B- (Unsecure) on February 28, 2002 that could adversely affect our current scope of our operations. Although it is not possible to predict the impact that the reduction in surplus and the change in our credit rating might have on our future operations, management believes that we will be able to realize the recorded value of our assets and meet our obligations as they come due.

Note 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes only unrealized gains and losses on investments classified as available-for-sale. Changes in accumulated other comprehensive income (loss) and other comprehensive income (loss) were as follows (000’s):

	2001	2000	1999

Accumulated other comprehensive income (loss), beginning of year	$204	$(2,818)	$1,759
Changes in comprehensive income (loss) arising during the year:
Unrealized investment gains (losses)	2,211	3,972	(6,893)
Less: Adjustment for net realized investment gains (losses)	1,163	(607)	84

Change in net unrealized investment gains (losses)	1,048	4,579	(6,977)
Income tax expense (benefit)	370	1,557	(2,400)

Other comprehensive income for the year	678	3,022	(4,577)

Accumulated other comprehensive income (loss), end of year	$882	$204	$(2,818)

Note 12 – RESTRUCTURING CHARGES

     During 2001, we recorded pre-tax restructuring charges totaling $2.0 million to general and administrative expenses in the Statement of Operations. These charges included costs associated with our decision to close our Missouri and Massachusetts regional offices, as well as our Brainerd, Minnesota and Overland Park, Kansas satellite offices. We anticipated that 38 employees in our regional offices, 17 employees in our satellite offices and 2 employees in our Home Office would be affected by these closures. The restructuring charge includes $715,000 of severance pay and benefits, of which $106,000 was paid by December 31, 2001. Additionally, the restructuring charge includes office and equipment lease costs totaling $684,000 of which $80,000 was paid by December 31, 2001, and furniture and equipment disposals and other costs totaling $600,000 of which $53,000 had been disposed of by December 31, 2001. The remaining accrual balance for severance pay and benefits, office and equipment lease costs and furniture and equipment disposals and other costs was $1.8 million at December 31, 2001. A substantial portion of the remaining costs will be paid or assets disposed of in the first half of 2002.

Note 13 – QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following tables present unaudited quarterly results of operations for the eight quarters ended December 31, 2001:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001		(In thousands, except per share data)
Premiums in force	$104,100	$99,400	$89,400	$83,700

Revenues:
Gross premiums earned	$26,123	$25,803	$23,419	$22,075
Premiums ceded	(4,114)	(25,519)	(12,945)	(13,928)

Premiums earned	22,009	284	10,474	8,147
Investment income	1,457	1,575	1,467	1,398
Net realized investment losses	1,079	28	25	31
Other income	2,088	—	—	—

Total revenues	26,633	1,887	11,966	9,576
Expenses:
Claim and claim settlement expenses	18,990	6,682	9,855	17,942
Policy acquisition costs	3,626	(5,570)	(1,145)	(1,430)
General and administrative expenses	2,816	3,202	3,291	6,044

Total expenses	25,432	4,314	12,001	22,556

Income (loss) from operations	$1,201	$(2,427)	$(35)	$(12,980)

Net income (loss)	$777	$(1,691)	$(103)	$(22,678)

Basic income (loss) per share	$0.08	$(0.16)	$(0.01)	$(2.20)

Diluted income (loss) per share	$0.08	$(0.16)	$(0.01)	$(2.20)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000		(In thousands, except per share data)
Premiums in force	$90,500	$88,600	$88,900	$99,400

Revenues:
Gross premiums earned	$23,135	$25,222	$22,563	$24,958
Premiums ceded	(4,478)	(4,410)	(4,309)	(4,527)

Premiums earned	18,657	20,812	18,254	20,431
Investment income	1,527	1,454	1,413	1,358
Net realized investment losses	(26)	(536)	(45)	—

Total revenues	20,158	21,730	19,622	21,789
Expenses:
Claim and claim settlement expenses	11,414	12,586	11,446	36,983
Policy acquisition costs	3,629	3,645	2,911	3,952
General and administrative expenses	2,928	2,927	2,490	3,168

Total expenses	17,971	19,158	16,847	44,103

Income (loss) from operations	$2,187	$2,572	$2,775	$(22,314)

Net income (loss)	$1,597	$1,791	$1,879	$(14,975)

Basic income (loss) per share	$0.13	$0.17	$0.18	$(1.45)

Diluted income (loss) per share	$0.13	$0.17	$0.18	$(1.45)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors is contained in the Section entitled “Election of Directors” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

     Information with respect to Executive Officers is included in PART I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this item is contained in the Section entitled “Executive Compensation and Other Information” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this item is contained in the Section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this item is contained in the Section entitled “Certain Transactions” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements of the Company are set forth on pages 26 through 43 of Part II, Item 8 of this Report.

Independent Auditors’ Report
Consolidated Balance Sheets — December 31, 2001 and 2000
Consolidated Statements of Operations — Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows — Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements — Years Ended December 31, 2001, 2000 and 1999

(2) Financial Statement Schedules for the Three Years Ended December 31, 2001

All other schedules are omitted because they are not applicable or the required information is presented in the Financial Statements or the notes thereto.

     (b)  Reports on Form 8-K

None.

     (c)  Listing of Exhibits (* indicates compensatory plan)

3.1	Amended Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of Rights Agreement dated April 17, 1997 between RTW, Inc. and Norwest Bank Minnesota National Association (2)
10.1*	Employment agreement and stock option agreement between RTW, Inc. and David C. Prosser dated December 13, 2001
10.2*	Employment agreement and stock option agreement between RTW, Inc. and J. Alexander Fjelstad III dated December 13, 2001
10.3*	Employment agreement and stock option agreement between RTW, Inc. and Alfred L. LaTendresse dated December 13, 2001
10.4*	Amended RTW, Inc. 1995 Employee Stock Purchase Plan (4)
10.5*	Amended RTW, Inc. 1994 Stock Plan (4)
10.6	Contract between RTW and ACIC dated January 1, 1992 (5)
10.7	Service Agreement between RTW and ACIC dated February 1, 1992 (5)
10.8*	Description of the 2002 Profit Sharing Program
10.9	Reinsurance contract between ACIC and First Excess and Reinsurance Corporation (GE Reinsurance Corporation) effective July 1, 1998 (3)
10.10	Endorsement No. 2 to the reinsurance contract between ACIC and General Reinsurance Corporation (3)
10.10.1	Description of the Reinsurance Agreement for 2002 between ACIC and General Reinsurance Corporation effective January 1, 2002
10.11	Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement (3)
10.12	Election form for Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement for 2002
10.13	Workers’ Compensation Quota Share Reinsurance Contract between ACIC and St. Paul Re (on behalf of St. Paul Fire and Marine) effective January 1, 2001
10.13.1	Workers’ Compensation Quota Share Reinsurance Placement Confirmation between ACIC and St. Paul Re (on behalf of St. Paul Fire and Marine) effective December 1, 2001
10.14	Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 31, 2000 (6)
10.14.1	First Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated May 4, 2000 (6)
10.14.2	Second Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 28, 2001 (6)
10.14.3	Third Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated September 29, 2001
10.14.4	Fourth Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 27, 2002
11	Statement, re: Computation of Net Loss Per Share
21	Subsidiaries of the Registrant:
The Company has one wholly-owned subsidiary, American Compensation Insurance Company, a Minnesota corporation
23	Consent of Deloitte & Touche LLP
24	Power of Attorney, included in Signature page

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-89164).
(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed April 25, 1997 (File No. 0-25508).
(3)	Incorporated by reference to the Company’s 1998 Report on Form 10-K.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-81408).
(5)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 33-2002C).
(6)	Incorporated by reference to the Company’s 2000 Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, INC.
Date: March 28, 2002	By /s/ J. Alexander Fjelstad III

J. Alexander Fjelstad III
President and Chief Executive Officer
(Principal Executive Officer)

Signatures and Power of Attorney

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints J. Alexander Fjelstad III and Jeffrey B. Murphy as his true and lawful attorney-in-fact and agents, each acting alone, with full power of substitutions and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

Date	Signature and Title

March 28, 2002	By /s/ David C. Prosser

David C. Prosser
Chairman of the Board

March 28, 2002	By /s/ J. Alexander Fjelstad III

J. Alexander Fjelstad III
President and Chief Executive Officer
(Principal Executive Officer)

March 28, 2002	By /s/ Jeffrey B. Murphy

Jeffrey B. Murphy
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 28, 2002	By /s/ Gregory D. Koschinska

Gregory D. Koschinska
Director

March 28, 2002	By /s/ Mark E. Hegman

Mark E. Hegman
Director

March 28, 2002	By /s/ John O. Goodwyne

John O. Goodwyne
Director

March 28, 2002	By /s/ Alfred L. LaTendresse

Alfred L. LaTendresse
Executive Vice President and Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of RTW, Inc. and subsidiary (the Company) as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 20, 2002 (February 28, 2002 as to Note 10 and March 22, 2002 as to Note 6). Our audits also included the consolidated financial statement schedules listed in Item 14(a)(2) of this Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 20, 2002

SCHEDULE I

RTW, INC.
SUMMARY OF INVESTMENTS
December 31, 2001
(In thousands)

			Amount at
			which shown
	Amortized	Fair	in the balance
Type of investment	Cost	Value	sheet

Fixed maturities:
Available-for-sale:
Corporate securities	$16,908	$17,158	$17,158
Mortgage backed securities	44,474	45,161	45,161
Asset backed securities	506	510	510
United States government, government agencies and authorities	25,921	26,337	26,337

Total Investments	$87,809	$89,166	$89,166

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Balance Sheets
December 31, 2001 and 2000
(IN THOUSANDS)

	2001	2000

ASSETS
Cash and cash equivalents	$82	$328
Furniture and equipment, net	1,924	3,590
Investment in and advances to subsidiary	21,387	44,757
Deferred income tax asset	351	—
Other assets	753	451

	$24,497	$49,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$4,255	$3,112
Deferred income liability	—	278
Notes payable	4,500	7,000

Total liabilities	8,755	10,390
Shareholders’ equity	15,742	38,736

	$24,497	$49,126

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Statements of Operations
Years Ended December 31, 2001, 2000 and 1999
(IN THOUSANDS)

	2001	2000	1999

Revenues:
Intercompany fee income	$28,419	$27,929	$25,762
Investment income	15	24	15

Total revenues	28,434	27,953	25,777
Expenses:
General and administrative expenses	25,424	24,180	25,044

Income (loss) from operations	3,010	3,773	733
Interest expense	511	667	266

Income before income taxes and equity in undistributed net loss of subsidiary	2,499	3,106	467
Income tax expense (benefit)	928	1,367	(246)

Income loss before equity in undistributed net (loss) income of subsidiary	1,571	1,739	713
Equity in undistributed net (loss) income of subsidiary	(25,266)	(11,447)	5,454

Net (loss) income	$(23,695)	$(9,708)	$6,167

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(IN THOUSANDS)

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(23,695)	$(9,708)	$6,167
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,203	1,295	1,296
Equity in net loss (income) from subsidiary	25,266	11,447	(5,454)
Deferred income taxes	(629)	(52)	(16)
Changes in assets and liabilities:
Accrued expenses and other liabilities	1,143	1,483	(141)
Other, net	346	2,892	(4,190)

Net cash provided by (used in) operating activities	3,634	7,357	(2,338)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in and advances to subsidiary	(1,896)	(2,924)	3,843
Purchases of furniture and equipment	(379)	(1,015)	(573)
Disposals of furniture and equipment	872	51	—

Net cash used in provided by investing activities	(1,403)	(3,888)	3,270
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	8,000	—
Payments on notes payable	(2,500)	(1,000)	(2,500)
Stock options and warrants exercised	—	—	1,252
Issuance of common stock under ESPP	33	125	105
Retirement of common stock	(10)	(10,268)	—

Net cash (used in) financing activities	(2,477)	(3,143)	(1,143)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(246)	326	(211)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	328	2	213

CASH AND CASH EQUIVALENTS AT END OF YEAR	$82	$328	$2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$641	$458	$238

Income tax payments (refunds)	$325	$73	$(97)

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Notes to Condensed Financial Statements
Years Ended December 31, 2001, 2000 and 1999

NOTE 1 — ACCOUNTING POLICIES

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the RTW, Inc. (RTW) 2001 Annual Report.

NOTE 2 — RELATED PARTY TRANSACTIONS

RTW provides American Compensation Insurance Company (“ACIC”) with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC’s gross premiums earned each month for these services, which amounted to $9,850,000, $9,743,000 and $8,934,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, RTW receives 15% of ACIC’s gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $18,570,000, $18,142,000 and $16,771,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Amounts due from (to) ACIC related to the above transactions are included in the balance sheet account caption “Investment in and advances to subsidiary” and totaled approximately $8,389,000 and $4,591,000 at December 31, 2001 and 2000, respectively.

SCHEDULE III

RTW, INC.
SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
(In thousands)

		(Column C)					Claim and claim
		Reserves for				Investment	settlement expenses		Amortization
	Deferred	unpaid claim	Discount,			income and	incurred related to:		of deferred	Paid claim
	policy	and claim	if any,			net realized			policy	and claim
	acquisition	settlement	deducted in	Unearned	Earned	investment	Current	Prior	acquisition	settlement	Premiums
Year	costs	expenses	column C	premiums	premiums	gains	year	years	costs	expenses	written

2001	$1,214	$181,310	$482	$9,738	$40,914	$7,045	$46,923	$7,731	$(4,519)	$48,242	$38,197
2000	$1,351	$128,841	$1,441	$12,455	$78,154	$5,077	$56,900	$15,529	$14,137	$64,485	$77,842
1999	$1,487	$99,831	$2,873	$12,766	$71,218	$6,521	$51,436	$(8,113)	$14,111	$61,277	$70,958

SCHEDULE IV

RTW, INC.
REINSURANCE
Years ended December 31, 2001, 2000 and 1998
(In thousands)

	Premiums earned
					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed
Description	Direct	companies	companies	Net	to net

2001
PREMIUMS — Workers’ Compensation	$97,420	$56,506	$—	$40,914	0.00%
2000
PREMIUMS — Workers’ Compensation	$95,878	$17,724	$—	$78,154	0.00%
1999
PREMIUMS — Workers’ Compensation	$89,226	$18,008	$—	$71,218	0.00%

SCHEDULE V

RTW, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2001, 2000 and 1999
(In thousands)

		Additions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
Description	of period	expenses	accounts	Write-offs	of period

2001
Allowance for Doubtful Accounts	$569	$530	$—	$663	$436
2000
Allowance for Doubtful Accounts	$519	$599	$—	$549	$569
1999
Allowance for Doubtful Accounts	$417	$163	$—	$61	$519