Form 10-Q
period 2002-03-31
RTW INC /MN/
filed 2002-05-14
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

Yes   No

At May 1, 2002, approximately 10,312,000 shares of Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(In thousands, except share data)

	March 31,	December 31,
	2002	2001

ASSETS	(Unaudited)
Investments at fair value, amortized cost of $81,876 and $87,809	$80,908	$89,166
Cash and cash equivalents	5,917	3,425
Accrued investment income	894	1,133
Premiums receivable, less allowance of $296 and $436	7,230	6,665
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	108,443	108,687
On paid claim and claim settlement expenses	2,824	3,039
Prepaid reinsurance premiums	9,400	7,790
Deferred policy acquisition costs	1,432	1,214
Furniture and equipment, net	1,690	1,824
Other assets	4,928	4,091

Total assets	$223,666	$227,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$176,662	$181,310
Unearned premiums	10,955	9,738
Accrued expenses and other liabilities	15,259	15,744
Note payable	3,500	4,500

Total liabilities	206,376	211,292
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,302,000 shares at March 31, 2002 and December 31, 2001	20,688	20,688
Retained deficit	(2,769)	(5,828)
Accumulated other comprehensive (loss) income	(629)	882

Total shareholders’ equity	17,290	15,742

Total liabilities and shareholders’ equity	$223,666	$227,034

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited; in thousands, except share and per share data)

	For the Three Months
	Ended March 31,

	2002	2001

Revenues:
Gross premiums earned	$17,843	$26,123
Premiums ceded	(14,448)	(4,114)

Premiums earned	3,395	22,009
Investment income	1,132	1,457
Net realized investment gains	1,451	1,079
Other income	—	2,088

Total revenues	5,978	26,633
Expenses:
Claim and claim settlement expenses, net	3,675	18,990
Policy acquisition costs, net of ceding commissions	(3,378)	3,626
General and administrative expenses	2,539	2,816

Total expenses	2,836	25,432

Income from operations	3,142	1,201
Interest expense	54	153

Income before income taxes	3,088	1,048
Income tax expense	29	271

Net income	$3,059	$777

Net income per share:
Basic income per share	$0.30	$0.08

Diluted income per share	$0.30	$0.08

Weighted average shares outstanding:
Basic shares outstanding	10,302,000	10,293,000

Diluted shares outstanding	10,302,000	10,294,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$3,059	$777
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(1,451)	(1,079)
Depreciation and amortization	235	366
Deferred income taxes	—	(1,060)
Changes in assets and liabilities:
Amounts due from reinsurers	(1,151)	(362)
Unpaid claim and claim settlement expenses	(4,648)	2,740
Unearned premiums, net of premiums receivable	652	4,233
Other, net	(487)	1,061

Net cash (used in) provided by operating activities	(3,791)	6,676
Cash flows from investing activities:
Proceeds from sales of securities	47,944	65,860
Purchases of securities	(40,642)	(67,908)
Purchases of furniture and equipment	(19)	(105)

Net cash provided by (used in) investing activities	7,283	(2,153)
Cash flows from financing activities:
Payments on note payable	(1,000)	(1,500)

Net cash used in financing activities	(1,000)	(1,500)

Net increase in cash and cash equivalents	2,492	3,023
Cash and cash equivalents at beginning of year	3,425	2,427

Cash and cash equivalents at end of period	$5,917	$5,450

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$47	$180

Income taxes	$98	$(1,400)

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 2001 Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the consolidated balance sheet at December 31, 2001, without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 2001 from the audited consolidated financial statements for the year ended December 31, 2001, but this report does not include all the disclosures contained therein.

     The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in our opinion, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2001 Report on Form 10-K.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company – RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, “we,” “our” and “us” will refer to these entities in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     During the first quarters of 2002 and 2001, we operated primarily in Minnesota, Wisconsin, Colorado, Missouri, Kansas, Michigan, Massachusetts and Connecticut. In the fourth quarter of 2001, we closed our regional offices in Missouri (which served Missouri, Illinois and Kansas) and New England (which served Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). Collectively, these offices had premiums in force totaling $22.2 million at December 31, 2001. In the first quarter of 2002, we reduced the premiums in force in the Missouri and New England regions by $7.7 million and expect to run off the remainder of this business through the final three quarters of 2002.

     On February 28, 2002, our A.M. Best financial rating was downgraded from a Secure rating (B+) to an Unsecure rating (B-) as a result of the decrease in statutory surplus in 2001 from $29.3 million at December 31, 2000 to $19.5 million at December 31, 2001 and our adverse loss reserve development in 2001 and 2000 that resulted in statutory operating losses in those years. Certain insurance carriers that write umbrella policies will not provide coverage to an employer if a carrier with an unsecure rating writes a portion of the employer’s underlying insurance package, such as the workers’ compensation policy. Additionally, certain of our independent agents may be unwilling to sell our insurance as a result of the downgrade. As a result, we believe that our B- rating from A.M. Best will make it difficult to provide our products to certain employers. While we believe that the A.M. Best downgrade will result in decreasing premiums in force, the ultimate effect of this downgrade is unknown at this time.

     Additional information about RTW is available on our website, www.rtwi.com.

Significant Accounting Policies

Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” to our consolidated financial statements and notes thereto at December 31, 2001. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims; (iii) policy acquisition costs; and (iv) investments. These accounting policies are further discussed in detail within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Summary

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at March 31, 2002 and December 31, 2001 and the three-month periods ended March 31, 2002 and 2001.

     The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended
	March 31,

	2002	2001

Gross premiums earned	$17,843	$26,123
Premiums earned	3,395	22,009
Total revenues	5,978	26,633
Claim and claim settlement expenses	3,675	18,990
Net income	3,059	777
Diluted income per share	0.30	0.08

     RTW reported a decrease in gross premiums earned to $17.8 million in the first quarter of 2002 from $26.1 million in the first quarter of 2001. Total revenues for the three months ended March 31, 2002 and 2001 were reduced by premiums ceded under reinsurance agreements. Premiums earned and total revenues decreased significantly in the first quarter of 2002 to $6.0 million from $26.6 million in the first quarter of 2001 due to decreased premiums in force as well as premiums ceded to a reinsurer under a quota share agreement entered in June 2001 effective January 1, 2001. Although this agreement was effective January 1, 2001, it was not finalized until June 2001 and premiums ceded for the first quarter of 2001 were recorded in the second quarter of 2001. See further discussion under “Premiums Ceded.”

     We reported net income of $3.1 million in the first quarter of 2002 compared to net income of $777,000 in the first quarter of 2001 and basic and diluted net income per share of $0.30 in the first quarter of 2002 versus basic and diluted net income per share of $0.08 for the same period in 2001. The primary factors affecting our 2002 operating results included the following:

•	Our gross premiums earned decreased significantly to $17.8 million in the first quarter of 2002 from $26.1 million in the first quarter of 2001 due primarily to a decrease in premiums in force;

•	Premiums earned decreased 84.6% to $3.4 million in the first quarter of 2002 from $22.0 million in the first quarter of 2001. Premiums earned in the first quarter of 2002 were significantly reduced by premiums ceded under our quota share reinsurance agreement, whereas premiums earned in the first quarter of 2001 were reduced by premiums ceded under our $25,000 to $300,000 excess of loss reinsurance agreement that was in runoff in 2001. Premiums ceded in the first quarter of 2002 include $13.6 million in premiums ceded under the quota share agreement whereas the results from the first quarter of 2001 include only $3.1 million in premiums ceded under the excess of loss reinsurance agreement;

•	Total revenues decreased 77.6% to $6.0 million in the first quarter of 2002 from $26.6 million in the first quarter of 2001, reflecting (i) the decrease in premiums in force, (ii) increased premiums ceded to reinsurers as discussed in the preceding paragraph, and (iii) a $2.1 million refund recorded in the first quarter of 2001 from the Workers Compensation Reinsurance Association of Minnesota (WCRA) included in other income; and

•	Claim and claim settlement expenses increased significantly to 108.2% of premiums earned in the first quarter of 2002 from 86.3% in the first quarter of 2001. We recorded a $3.0 million reduction in the accrual for the Minnesota Special Compensation Fund and a corresponding reduction in claim and claim settlement expenses to reflect a legislative change in the first quarter of 2002. See further discussion under “Claim and Claim Settlement Expenses.”

     We expect 2002 premiums in force to continue to decrease from levels in 2001 primarily as a result of closing our regional offices in Missouri and New England and also as a result of the downgrade in our A.M. Best rating. We also anticipate that we will operate in an environment of continuing premium rate increases in our markets in 2002. We will focus on achieving profitability in all our remaining markets by (i) aggressively managing and closing claims, (ii) improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     In the following pages, we take a look at the operating results for the three month periods ended March 31, 2002 and 2001 for items in our Consolidated Statements of Income and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include gross premiums earned, premiums ceded, investment income and realized investment gains and losses.

     The following tables summarize the components of revenues and premiums in force (000’s):

	Three months ended
	March 31,

	2002	2001

Gross premiums earned	$17,843	$26,123
Premiums ceded	(14,448)	(4,114)

Premiums earned	3,395	22,009
Investment income	1,132	1,457
Net realized investment gains	1,451	1,079
Other income	—	2,088

Total revenues	$5,978	$26,633

	March 31,

			December 31,
	2002	2001	2001

Premiums in force, by regional office location, at quarter-end:
Minnesota	$20,800	$35,500	$26,700
Colorado	11,900	17,500	13,100
Missouri	6,100	14,300	10,300
Michigan	21,600	19,700	21,700
New England	8,400	17,100	11,900

Total premiums in force at quarter-end:	$68,800	$104,100	$83,700

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

     Our premiums in force decreased $35.3 million or 33.9% to $68.8 million at March 31, 2002 from $104.1 million at March 31, 2001 due primarily to $37.2 million in decreased premiums in force in our Minnesota, Colorado, Missouri and New England markets partially offset by $1.9 million in growth in our Michigan market. Of the $35.3 million decrease realized since March 31, 2001, premiums in force had already decreased by $20.4 million through December 31, 2001. The remaining $14.9 million decrease occurred in the first quarter of 2002 and consisted primarily of Minnesota (decreasing $5.9 million), Missouri (decreasing $4.2 million) and New England (decreasing $3.5 million). We have been focusing on reducing premiums in force, especially in the Missouri and New England regions where we closed our offices, in order to bring our premium to surplus ratios in line with our expectations.

     Our gross premiums earned decreased 31.7% to $17.8 million in the first quarter of 2002 from $26.1 million in the first quarter of 2001 due primarily to the 17.8% decrease in premiums in force in the first quarter of 2002 and the 33.9 % decrease in premiums in force since March 31, 2001. This decrease was further magnified by a decrease in final audit adjustments recognized to $183,000 for the three months ended March 31, 2002 from $499,000 for the three months ended March 31, 2001. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

     We increased renewal premium rates 14.1% in the first quarter of 2002 compared to renewal premium rate increases of 19.4% in the first quarter of 2001 and 18.5% for the entire year of 2001. Our ability to increase rates in our markets is due to the following:

•	Many workers’ compensation insurers have withdrawn from the markets in which we write premiums as profitability diminished in the workers’ compensation insurance line due to historical declines in premium rates in those markets;

•	Reinsurance rates for workers’ compensation insurers have increased due to (i) reductions in reinsurer’s surplus as a result of the September 11, 2001 terrorist acts against the United States, (ii) recent unprofitability resulting from highly competitive reinsurance pricing, and (iii) settlements related to Unicover reinsurance treaties. These rate increases have resulted in increased costs for workers’ compensation insurers; and

•	A number of workers’ compensation insurers financial ratings have decreased due to reserve adjustments recorded in 2001 and 2000.

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

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We currently cede Minnesota claims in excess of $350,000 per occurrence to the WCRA; in 2001 and 2000, we ceded Minnesota claims in excess of $330,000 and $310,000, respectively to the WCRA. In our non-Minnesota states, our per-incident exposure has been $300,000 since 1999. We purchased this non-Minnesota coverage from a single reinsurer. In 2002, the non-Minnesota coverage is capped at $20.0 million, no longer includes statutory limit coverage and further excludes claims resulting from acts of terrorism.

     For claims occurring after June 30, 1998 through policy termination on December 31, 2000, and on a runoff basis into 2001, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $100,000 of the deferred gain as a reduction of claim and claim settlement expenses in 2002, $400,000 in each of 2001 and 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $349,000 at March 31, 2002. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000, however the policy remained in effect in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower-level excess of loss reinsurance policy.

     In June 2001, we entered into a 50% quota share reinsurance policy that had an effective date of January 1, 2001 in order to reduce our net premium to surplus leverage ratio. We further increased the amounts ceded under this quota share policy to 80% effective December 1, 2001. Due to the percentage of amounts ceded under the quota share policy, premiums earned, claim and claim settlement expenses and policy acquisition costs were substantially reduced in the first quarter of 2002.

     The following table summarizes the components of premiums ceded (000’s):

	Three months ended
	March 31,

	2002	2001

Premiums ceded:
Quota share reinsurance premiums	$13,570	$—
Excess of loss reinsurance premiums:
$25,000 to $300,000 excess of loss policy	—	3,082
WCRA and other non-Minnesota excess of loss policies	878	1,032

Premiums ceded	$14,448	$4,114

     Premiums ceded to reinsurers were $14.4 million in the first quarter of 2002 compared to $4.1 million in the first quarter of 2001. As a percent of gross premiums earned, premiums ceded increased significantly to 81.0% in the first quarter of 2002 compared to 15.7% for the first quarter of 2001. Excluding premiums ceded totaling $13.6 million under the new quota share policy in the first quarter of 2002, premiums ceded decreased significantly to $878,000 in the first quarter of 2002 compared to $4.1 million in 2001. The decrease in premiums ceded on our excess of loss reinsurance policies resulted primarily from the expiration of our $25,000 to $300,000 policy in 2001.

Premiums Earned Outlook: The outlook for gross premiums earned and premiums ceded for the remainder of 2002 includes the following factors:

•	We expect that: (i) the downgrade in our A.M. Best rating to B-; (ii) closure of our regional offices in Massachusetts and Missouri, and (iii) policies targeted for non-renewal or re-underwriting during 2002 will result in a significant decrease in premiums in force over the remainder of 2002. Premium rate increases on new and renewing policies will partially offset these decreases. We expect that renewal premium rates will continue to increase for the remainder of 2002; however, the ultimate increase is unknown at this time;

•	We expect to continue to cede a significant portion of our premiums under our quota share policy for the remainder of 2002. Premiums ceded under the quota share policy were 80% of gross premiums earned less excess of loss premiums ceded in the first quarter of 2002. This quota share policy was terminated effective March 31, 2002 and placed into runoff on April 1, 2002. All policies in force at March 31, 2002 will cede premiums and losses at 80%; and

•	We expect that premiums ceded under excess of loss policies will decrease as a percent of gross premiums earned when compared to the results attained for 2001 as we will cede no premiums under our terminated $25,000 to $300,000 reinsurance agreement in 2002. This decrease will be partially offset by an increase in premiums ceded in our non-Minnesota markets as our excess of loss reinsurance rate in these markets increased significantly in 2002 as a result of the September 11, 2001 terrorist acts against the United States. Excess of loss reinsurance rates as a percent of premium will decrease in 2002 in Minnesota as a result of the premium rate increases we expect to realize in 2002 and realized in 2001.

Investment Income and Net Realized Investment Gains: Our investment income includes earnings on our investment portfolio. Our net realized investment gains, displayed separately on our Consolidated Statements of Income, include gains and losses from sales of securities. In 2000 and through January 2001, we invested entirely in U.S. domiciled investment-grade taxable and tax-exempt fixed maturity investments. In February 2001, we repositioned our portfolio, sold our tax-exempt securities, and purchased taxable securities to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We realized investment gains totaling $1.1 million as a result of this repositioning. In February 2002, we sold select securities within the portfolio and realized investment gains totaling $1.2 million. Further recognition of realized investment gains and losses would depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns. We currently invest entirely in U.S. domiciled investment-grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

     Investment income decreased to $1.1 million in the first quarter of 2002 from $1.5 million in the first quarter of 2001 as our investment portfolio decreased to $80.9 million at March 31, 2002 from $100.7 million at March 31, 2001 and our investment yields decreased. Our investment portfolio decreased due to decreases in net cash provided by operating activities in 2002 and 2001, resulting primarily from (i) the difference in timing between the payment of premiums ceded and the recovery of paid claim and claim settlement expenses under our reinsurance programs, (ii) the receipt of premiums and the payment of claim and claim settlement expenses, and (iii) net cash provided by investment income. Investment yields decreased to 5.7% for the three months ended March 31, 2002 from 6.3% for the three months ended March 31, 2001. The investment yields realized in future periods will be affected by yields attained on new investments.

     We recognized net realized investment gains totaling $1.5 million in the first quarter of 2002: (i) $1.2 million resulting from the sales of select securities within the portfolio to increase our statutory surplus, and (ii) $300,000 from the sale of an investment we had previously written down by $500,000 in 2000. Net realized investment gains totaled $1.1 million in the first quarter of 2001 as a result of selling our tax-exempt securities and repositioning the portfolio into taxable securities.

Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that the yield from our investment portfolio for the remainder of 2002 will be affected by the following:

•	Funds from our operating cash flows and investment cash flows have historically provided growth in our investment portfolio, however, these net cash flows decreased significantly in recent years as we focused on closing old claims, by paying earlier to close those claims. Combined with relatively flat and in late 2001 and early 2002, decreasing premiums in force, we have used cash and decreased funds in our investment portfolio. Cash flows for the remainder of 2002 may be adversely affected by: (i) premiums ceded net of reinsurance reimbursements under our quota share policy, and (ii) decreases in cash flows resulting from claim payments on claims from 2002 and prior years exceeding cash flows from our premiums as we reduce our premiums in force and premiums earned in 2002;

•	Further recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

Other Income: We recorded a refund totaling $2.1 million from the WCRA in the first quarter of 2001 and received payment on that receivable later in 2001. The WCRA periodically reviews its surplus position and refunds excess surplus to its members. This refund represents our share of the excess surplus of the WCRA at December 31, 2000.

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

     Claim and claim settlement expenses decreased to $3.7 million in the first quarter of 2002 from $19.0 million in the first quarter of 2001 but increased as a percent of premiums earned to 108.2% for the first quarter of 2002 from 86.3% for the first quarter of 2001. Excluding claim and claim settlement expenses ceded under the quota share reinsurance agreement totaling $8.0 million in the first quarter of 2002, claim and claim settlement expenses decreased to $11.7 million in the first quarter of 2002 from $19.0 million in the first quarter of 2001 and decreased as a percent of gross premiums earned to 65.6% for the first quarter of 2002 from 72.7% for the first quarter of 2001. These changes are due to the following:

•	In March 2002, the Minnesota State legislature changed the way the commissioner will assess self-insured employers and insurers for estimated liabilities and administrative expenses of the State’s Special

Compensation Fund (Fund). Under the change, self-insured and privately insured employers will be allocated, based on paid indemnity losses for the preceding calendar year, a proportional share of the estimated liabilities and administrative expenses of the Fund. For privately insured employers, the assessment will be based on premium, collected through a policyholder surcharge. This is a significant change from the current method of assessing insured members. Currently, insurance companies are assessed twenty percent of paid indemnity losses twice each year. As a result, we have carried a significant liability on our balance sheet, with a corresponding charge to income, to reflect twenty percent of estimated indemnity losses to be paid on reported claim and claim settlement expenses incurred but not reported. This liability totaled $7.4 million at December 31, 2001. This law is effective for assessments due after July 1, 2003; assessments for the remainder of 2002 that are payable in August 2002 and April 2003 will be assessed based on twenty percent of paid indemnity losses. We recorded a $3.0 million reduction in this accrual and a corresponding reduction in claim and claim settlement expenses to reflect this legislative change in the first quarter of 2002. This contrasts with the first quarter of 2001, in which we recorded a $3.6 million increase in claim and claim settlement expenses to reflect strengthening of 2000 and prior accident year reserves due to unfavorable claims experience in the first quarter of 2001;

•	We recorded an estimate of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $4.3 million in the first quarter of 2001 resulting in a corresponding reduction in claim and claim settlement expenses in the first quarter of 2001. No such benefit was recorded in 2002;

•	We increased renewal premium rates an average of 14.1% in the first quarter of 2002, 18.5% in 2001 and 11.7% in 2000 compared to premium rates for the same periods in 2001, 2000 and 1999, respectively, reversing a trend of continued rate declines during years prior to 2000;

•	We increased our estimate of claim and claim settlement expenses as a percent of premiums earned for accident year 2002 from levels recorded early in accident year 2001; and

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2002 as compared to accident year 2001 resulting from inflationary pressures. This continues to be offset somewhat by the effects of provider agreements that we negotiated during 1998.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) frequency and severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

The ultimate impact of the above factors on claim and claim settlement expenses as a percent of premiums earned for the remainder of 2002 is unknown at this time.

Policy Acquisition Costs. Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, offset by ceding commissions received from our reinsurers.

     The following table summarizes policy acquisition costs (000’s):

	Three months ended
	March 31,

	2002	2001

Commission expense	$1,107	$1,995
Premium tax expense	179	484
Other policy acquisition costs	900	1,147

Direct policy acquisition costs	2,186	3,626
Ceding commissions on quota share reinsurance	(5,564)	—

Direct policy acquisition costs	$(3,378)	$3,626

     Ceding commissions received under our quota share reinsurance policy totaling $5.6 million have reduced policy acquisition costs in the first quarter of 2002. Under our quota-share program, the reinsurer returns to us 41% of the premiums we cede in ceding commissions to reimburse us for salaries and overhead costs related to managing cases and claims, policy acquisition costs and other underwriting expenses. Excluding the effect of ceding commissions from the quota share contract, policy acquisition costs decreased significantly to $2.2 million in the first quarter of 2002 from $3.6 million in the first quarter of 2001. As a percent of gross premiums earned, policy acquisition costs, before ceding commissions from quota share, decreased to 12.3% in the first quarter of 2002 from 13.9% in the first quarter of 2001. The decrease in the first quarter of 2002 reflects the following:

•	Commission expense decreased significantly to 6.2% of gross premiums earned in the first quarter of 2002 from 7.6% in the first quarter of 2001. In the first quarter of 2002, our renewal business, on which we pay lower commission rates, significantly outpaced our new business. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense decreased significantly to 1.0% of gross premiums earned in the first quarter of 2002 from 1.9% in the first quarter of 2001 as we adjusted accruals in 2002 after completing premium tax returns; and

•	Other policy acquisition costs increased slightly to 5.0% of gross premiums earned in the first quarter of 2002 compared to 4.4% in the first quarter of 2001.

Policy Acquisition Cost Outlook: Ceding commissions received from our reinsurer under our quota share reinsurance policy will significantly reduce policy acquisition costs for the remainder of 2002. Excluding the effects of ceding commissions, we expect that policy acquisition costs will remain consistent as a percent of gross premiums earned with the results from the first quarter of 2002 for the remainder of 2002.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses decreased to $2.5 million in the first quarter of 2002 from $2.8 million in the first quarter of 2001. As a percent of gross premiums earned, general and administrative expenses increased to 14.2% in the first quarter of 2002 from 10.8% in the first quarter of 2001. While general and administrative expenses are expected to decrease significantly in 2002 when compared to 2001, as a percentage of gross premiums earned, general and administrative expenses are expected to increase as (i) we have less premium and we continue to manage a large base of claims, and (ii) we will have less premium to cover our relatively fixed costs. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

During the fourth quarter of 2001, we recorded pre-tax restructuring charges totaling $2.0 million to general and administrative expenses in the Statement of Operations. These charges included costs associated with our decision to close our Missouri and Massachusetts regional offices, as well as our Brainerd, Minnesota and Overland Park, Kansas satellite offices. We anticipated that 38 employees in our regional offices, 17 employees in our satellite offices and 2 employees in our Home Office would be affected by these closures. The restructuring charge amount included $715,000 of severance pay and benefits of which $519,000 was paid by March 31, 2002. Additionally, the restructuring charge included office and equipment lease costs totaling $684,000 of which $146,000 was paid by March 31, 2002, and furniture and equipment disposals and other costs totaling $600,000 of which $97,000 had been disposed by March 31, 2002. The remaining accrual balance for severance pay and benefits, office and equipment lease costs and furniture and equipment disposals and other costs was $1.8 million at December 31, 2001, of which $503,000 was paid or disposed as of March 31, 2002.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	We have historically managed personnel and other operating costs and expenses to keep operating expenses in line with revenues. All expenses will continue to be aggressively managed and reduced where appropriate; and

•	We do not expect to open additional state offices in 2002. The closure of the Missouri and New England offices will reduce expenses for the remainder of 2002. We will continually monitor reported claim counts for the remainder of 2002 and re-examine staffing needs as necessary.

Interest Expense: We incurred interest charges on our Term Loan in the first quarters of 2002 and 2001.

     The term loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the term loan. We paid interest at rates ranging from 4.63% to 4.74% on the outstanding balance of our Term Loan in the first quarter of 2002 compared to 8.22% to 8.83% in 2001. Interest expense decreased to $54,000 in the first quarter of 2002 from $153,000 in the first quarter of 2001 as a result of the decrease in interest rate, $1.0 million in principal payments on the note in the first quarter of 2002 and $2.5 million in principal payments on the note in 2001.

Interest Expense Outlook: Interest expense is expected to decrease for the remainder of 2002 as a result of the $1.0 million in principal payments made in the first quarter of 2002. Total interest expense is expected to decrease to $183,000 in 2002 from $511,000 in 2001 as a result of principal reductions in 2002 and 2001 and a decrease in the interest rate assessed.

Income Taxes: We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition of revenues, and deferring recognition of expenses that ultimately accelerate the payment of income taxes. Adjustments to book income that generate current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.1 million valuation allowance against deferred tax assets resulting in a corresponding increase in income tax expense as a result of this analysis. This valuation allowance decreased to $1.0 million in the first quarter of 2002 as a result of the income we earned in that quarter. We expect the remaining deferred tax assets, net of the valuation allowance, at March 31, 2002 to be realized as a result of the reversal of existing taxable temporary differences in the future. No valuation allowance was provided against the deferred tax assets recorded in the first quarter of 2001.

     Under the first provision of the Job Creation and Worker Assistance Act of 2002, signed into law in March 2002, we are allowed to carry-back our 2001 net operating loss for five years, to 1996, instead of two years under previous law. We will receive a refund totaling approximately $2.3 million as a result of this Federal legislative change from carrying-back our 2001 loss.

     Income tax expense of $29,000 in the first quarter of 2002 reflects a benefit totaling $1.0 million from reducing the valuation allowance recorded at December 31, 2001. After excluding the effects of the benefit from reducing the valuation allowance, income tax expense was $1.0 million in the first quarter of 2002 compared to an expense of $271,000 in the first quarter of 2001. As a percent of income before income taxes, the income tax expense before benefit from reducing the valuation allowance was 33.3% of the income before income taxes in the first quarter of 2002 compared to 25.9% of income before income taxes in the first quarter of 2001. The income tax expense percentages in 2002 and 2001 have been affected by (i) our income from operations, (ii) increased taxable net income from the insurance organization (ACIC) which is subject to only federal income taxes, and (iii) changes in tax-exempt municipal income.

Income Tax Outlook: Income tax expense will vary based on (i) our results from operations we recognize for 2002, and (ii) the changes in our analysis of the valuation allowance necessary during 2002. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at March 31, 2002 included mortgage-backed securities (39.7%), U.S. government securities (46.1%), and corporate securities (14.2%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In February 2002, we sold select securities within the portfolio and realized investment gains totaling $1.2 million to increase our statutory surplus compared to February 2001, when we recognized gains totaling $1.1 million as we repositioned our portfolio by selling our tax-exempt securities and repurchased taxable fixed maturity investments to increase our after-tax yield. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

     Funds from our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Prior to 1999, we generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2001, 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect that reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement will offset payments to claimants for those years in 2002. We further expect that cash will decrease for the remainder of 2002 as (i) we pay claims for 2002 and prior years, when we earned higher premiums while decreasing 2002 premiums in force and premiums earned, and (ii) we expect that premiums ceded under our quota share program will result in net cash outflows in the second quarter of 2002 and quota share reinsurance reimbursements will offset payments to claimants for the remainder of 2002. Our investment portfolio decreased $19.8 million to $80.9 million at March 31, 2001, from $100.7 million at March 31, 2001, as a result of these factors.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes in accumulated other comprehensive (loss) income. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. In 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. This security was sold in January 2002 and the write-down was reversed resulting in a net realized gain of $300,000. Prevailing market interest rates increased in the first quarter of 2002, and when combined with the sale of select securities to realize gains to increase statutory surplus, resulted in a $1.0 million unrealized loss on investments. Prevailing market interest rates decreased in the first quarter of 2001 resulting in a $1.1 million unrealized gain on investments in the first quarter of 2001.

Unpaid Claim and Claim Settlement Expenses

Our unpaid claim and claim settlement expenses represent established, primarily undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through March 31, 2002. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

     Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for (i) claim and claim settlement expenses, (ii) reinsurance, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Term Loan. Prior to 1999, we generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 beginning in mid-1998 through runoff in 2001, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect that reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement will offset payments to claimants for those years in 2002. We further expect that cash will decrease for the remainder of 2002 as (i) we pay claims for 2002 and prior years, when we earned higher premiums while decreasing 2002 premiums in force and premiums earned, and (ii) we expect that premiums ceded under our quota share program will result in net cash outflows in the second quarter of 2002 and quota share reinsurance reimbursements will offset payments to claimants for the remainder of 2002. Available cash is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements and corporate securities all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

     Cash used in operating activities for the three months ended March 31, 2002 was $3.8 million. This is primarily a result of net income of $3.1 million, an increase of $652,000 in unearned premiums, net of premiums receivable, and depreciation and amortization expense of $235,000 offset by a decrease of $4.6 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, realized capital gains totaling 1.5 million, an increase of $1.2 million in amounts due from reinsurers, and a decrease of $485,000 in accrued liabilities. Net cash provided by investing activities was $7.3 million due to $47.9 million in proceeds from sales of securities offset by $40.6 million in purchases of securities and $19,000 in purchases of fixed assets. Net cash used in financing activities was $1.0 million due to principal payments on our note payable in the first quarter of 2002.

     Our need for additional capital is primarily the result of regulations that require certain ratios of regulatory or statutory capital to premiums written in our insurance subsidiary as defined by state regulatory bodies and insurance rating agencies. Raising additional permanent capital, while difficult in the current environment in which we operate, would stabilize our ratio of premium to capital and provide a solid base for the future growth of our insurance subsidiary. As an alternative to raising additional permanent capital, further quota-share reinsurance or other additional reinsurance on an interim basis would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements.

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

     We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, stock repurchases and debt service on our outstanding term note, including principal repayments of $1.3 million due for the remainder of 2002, and capital expenditures for the next 12 months.

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

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.9 million.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At March 31, 2002, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

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

Effect of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires ratable amortization of goodwill be replaced with periodic tests of goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. Implementation of SFAS No. 141 and 142 is required for fiscal 2002. The adoption of SFAS No. 141 and 142 did not have an impact on our financial statements.

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

RTW, Inc.

Dated: May 14, 2002	By	/s/ J. Alexander Fjelstad, III J. Alexander Fjelstad, III President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2002	By	/s/ Jeffrey B. Murphy Jeffrey B. Murphy Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net Income Per Share	24