Form 10-Q
period 2002-06-30
RTW INC /MN/
filed 2002-08-14
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

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

Yes ☒ No ☐

At August 1, 2002, approximately 10,304,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1:	CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(In thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments at fair value, amortized cost of $77,850 and $87,809	$78,991	$89,166
Cash and cash equivalents	4,382	3,425
Accrued investment income	886	1,133
Premiums receivable, less allowance of $249 and $436	5,147	6,665
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	105,774	108,687
On paid claim and claim settlement expenses	3,973	3,039
Prepaid reinsurance premiums	8,260	7,790
Deferred policy acquisition costs	1,290	1,214
Furniture and equipment, net	1,602	1,824
Other assets	4,176	4,091

Total assets	$214,481	$227,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$172,079	$181,310
Unearned premiums	10,192	9,738
Accrued expenses and other liabilities	10,205	15,744
Note payable	3,000	4,500

Total liabilities	195,476	211,292
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,304,000 shares at June 30, 2002 and 10,302,000 at December 31, 2001	20,698	20,688
Retained deficit	(2,446)	(5,828)
Accumulated other comprehensive income	753	882

Total shareholders’ equity	19,005	15,742

Total liabilities and shareholders’ equity	$214,481	$227,034

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues:
Gross premiums earned	$14,367	$25,803	$32,210	$51,926
Premiums ceded	(9,990)	(25,519)	(24,438)	(29,633)

Premiums earned	4,377	284	7,772	22,293
Investment income	1,129	1,575	2,261	3,032
Net realized investment (losses) gains	(12)	28	1,439	1,107
Other income	—	—	—	2,088

Total revenues	5,494	1,887	11,472	28,520
Expenses:
Claim and claim settlement expenses, net	5,428	6,682	9,103	25,672
Policy acquisition costs, net of ceding commissions	(2,494)	(5,570)	(5,872)	(1,944)
General and administrative expenses	2,024	3,202	4,563	6,018

Total expenses	4,958	4,314	7,794	29,746

Income (loss) from operations	536	(2,427)	3,678	(1,226)
Interest expense	45	129	99	282

Income (loss) before income taxes	491	(2,556)	3,579	(1,508)
Income tax expense (benefit)	168	(865)	197	(594)

Net income (loss)	$323	$(1,691)	$3,382	$(914)

Net income (loss) per share:
Basic income (loss) per share	$0.03	$(0.16)	$0.33	$(0.09)

Diluted income (loss) per share	$0.03	$(0.16)	$0.33	$(0.09)

Weighted average shares outstanding:
Basic shares outstanding	10,310,000	10,309,000	10,306,000	10,301,000

Diluted shares outstanding	10,375,000	10,309,000	10,338,000	10,301,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$3,382	$(914)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(1,439)	(1,107)
Depreciation and amortization	480	801
Deferred income taxes	—	912
Changes in assets and liabilities:
Amounts due from reinsurers	1,509	(12,303)
Unpaid claim and claim settlement expenses	(9,231)	8,577
Unearned premiums, net of premiums receivable	1,972	(4,228)
Other, net	(5,366)	7,956

Net cash used in operating activities	(8,693)	(306)
Cash flows from investing activities:
Proceeds from sales of securities	57,588	74,709
Purchases of securities	(46,393)	(73,582)
Purchases of furniture and equipment	(55)	(81)

Net cash provided by investing activities	11,140	1,046
Cash flows from financing activities:
Payments on note payable	(1,500)	(1,500)
Proceeds from issuance of common stock under ESPP	10	33

Net cash used in financing activities	(1,490)	(1,467)

Net increase (decrease) in cash and cash equivalents	957	(727)
Cash and cash equivalents at beginning of year	3,425	2,427

Cash and cash equivalents at end of period	$4,382	$1,700

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$47	$319

Income taxes	$243	$(1,070)

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001
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

NOTE B — NOTE PAYABLE

At June 30, 2002, we failed to meet a financial covenant related to our term loan and received a waiver from the Bank dated August 8, 2002 with respect to that covenant.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company — RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide workers’ compensation management services to employers. Collectively, “we,” “our” and “us” will refer to these entities in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify, at the initial report of injury, those injured employees who are likely to “get stuck” in the workers’ compensation system. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. We currently provide workers’ compensation management services solely to employers insured through our insurance subsidiary.

     In addition to management services provided to our insurance subsidiary, we announced in June 2002 an initiative under which we expect to provide fee-for-service workers’ compensation management services to self-insured groups and employers, and other alternative markets outside of business written through our insurance subsidiary.

     During the first six months of 2002, we operated primarily in Minnesota, Colorado and Michigan while we focused on decreasing premiums in force in our Missouri and New England regions. In the fourth quarter of 2001, we closed our regional offices in Missouri (which served Missouri, Illinois and Kansas) and New England (which served Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). Collectively, these offices had premiums in force totaling $22.2 million at December 31, 2001. Through June 30, 2002, we reduced the premiums in force in the Missouri and New England regions by $13.1 million and expect to reduce the business in these regions to approximately $1.0 million by year-end 2002.

     On February 27, 2002, our A.M. Best financial rating was downgraded from a Secure rating (B+) to an Unsecure rating (B-) as a result of a decrease in our statutory surplus from $29.3 million at December 31, 2000 to $19.5 million at December 31, 2001 and adverse loss reserve development in 2001 and 2000 that resulted in statutory operating losses in those years. This downgrade may (i) make it difficult to provide our products to certain employers, and (ii) make policy renewal and acquiring new business more difficult. Certain insurance carriers that write umbrella policies may not provide coverage to an employer if an unsecure rated carrier writes a portion of the employer’s underlying insurance package (i.e., workers’ compensation). Additionally, certain of our independent agents may be unwilling to sell our insurance as a result of the downgrade. For the first six months of 2002, the downgrade has had little effect on our ability to renew or write new business. Additionally, our statutory surplus increased to $24.0 million at June 30, 2002.

     Additional information about RTW is available on our website, www.rtwi.com.

Significant Accounting Policies

Our significant accounting policies are summarized in Note 1 — “Summary of Significant Accounting Policies” included in our consolidated financial statements and notes thereto at December 31, 2001. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims; (iii) policy acquisition costs; (iv) investments; and (v) income taxes. These accounting policies are further discussed in detail within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Summary

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at June 30, 2002 and December 31, 2001 and the three and six-month periods ended June 30, 2002 and 2001.

     The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Gross premiums earned	$14,367	$25,803	$32,210	$51,926
Premiums earned	4,377	284	7,772	22,293
Total revenues	5,494	1,887	11,472	28,520
Claim and claim settlement expenses, net	5,428	6,682	9,103	25,672
Net income (loss)	323	(1,691)	3,382	(914)
Diluted income (loss) per share	0.03	(0.16)	0.33	(0.09)

     We reported net income of $323,000 in the second quarter of 2002 compared to net loss of $1.7 million in the second quarter of 2001 and reported a net income of $3.4 million for the six months ended June 30, 2002 compared to a net loss of $914,000 for the same period in 2001. Basic and diluted net income per share was $0.03 in the second quarter of 2002 and $0.33 for the six months ended June 30, 2002 compared to basic and diluted net loss per share of ($0.16) for the second quarter of 2001 and ($0.09) for the six months ended June 30, 2001. The primary factors affecting our 2002 operating results included the following:

•	Our gross premiums earned decreased significantly to $14.4 million in the second quarter of 2002 from $25.8 million in the second quarter of 2001 and decreased to $32.2 million for the six months ended June 30, 2002 from $51.9 million for the same period in 2001 due primarily to a decrease in premiums in force. See further discussion under “Gross Premiums Earned”;

•	Premiums earned increased to $4.4 million in the second quarter of 2002 from $284,000 in the second quarter of 2001 but decreased to $7.8 million for the six months ended June 30, 2002 from $22.3 million for the same period in 2001. Premiums earned for the three and six month periods ended June 30, 2002 reflect: (i) the decrease in premiums in force, (ii) premiums ceded under quota share at 80% for the first quarter of 2002, and on a runoff basis at 80% in the second quarter of 2002, and (iii) a $670,000 reduction in excess of loss premiums ceded resulting from a change in estimated reinsurance cost recorded in the second quarter of 2002. Premiums earned for the three and six month periods ended June 30, 2001 reflect: (i) quota share premiums ceded at 50% for the first two quarters of 2001 recorded entirely in the second quarter of 2001 as the treaty was finalized in June 2001 with an effective date of January 1, 2001, and (ii) premiums ceded under a lower layer excess of loss policy which was no longer in force in 2002;

•	Total revenues increased to $5.5 million in the second quarter of 2002 from $1.9 million in the second quarter of 2001 but decreased to $11.5 million for the six months ended June 30, 2002 from $28.5 million for the same period in 2001, reflecting (i) the decrease in premiums in force, (ii) differences in premiums ceded to reinsurers as discussed in the preceding paragraph, and (iii) a $2.1 million refund recorded in the first quarter of 2001 from the Workers Compensation Reinsurance Association of Minnesota (WCRA) included in other income; and

•	Claim and claim settlement expenses decreased to $5.4 million in the second quarter of 2002 from $6.7 million in the second quarter of 2001 and decreased to $9.1 million for the six months ended June 30, 2002 from $25.7 million for the same period in 2001. We recorded a $3.0 million reduction in the accrual for the Minnesota Special Compensation Fund and a corresponding reduction in claim and claim settlement expenses to reflect a legislative change in the first quarter of 2002. See further discussion under “Claim and Claim Settlement Expenses.”

     We expect 2002 premiums in force to remain at or near the levels attained at June 30, 2002. Premiums in force will continue to face downward pressure as a result of closing our regional offices in Missouri and New England. We expect that premium rate increases and new business written will mitigate the downward pressure of the office closures. We also anticipate that we will operate in an environment of continuing premium rate increases in our markets in 2002. We will focus on achieving profitability in all our remaining markets by (i) aggressively managing and closing claims, (ii) improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     In the following pages, we take a look at the operating results for the three and six-month periods ended June 30, 2002 and 2001 for items in our Consolidated Statements of Operations and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include gross premiums earned, premiums ceded, investment income and realized investment gains and losses.

     The following tables summarize the components of revenues and premiums in force (000’s):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Gross premiums earned	$14,367	25,803	$32,210	$51,926
Premiums ceded	(9,990)	(25,519)	(24,438)	(29,633)

Premiums earned	4,377	284	7,772	22,293
Investment income	1,129	1,575	2,261	3,032
Net realized investment (losses) gains	(12)	28	1,439	1,107
Other income	—	—	—	2,088

Total revenues	$5,494	$1,887	$11,472	$28,520

	June 30,
			December 31,
	2002	2001	2001

Premiums in force, by regional office location:
Minnesota	$20,900	$33,200	$26,700
Colorado	11,000	17,100	13,100
Missouri	4,200	13,700	10,300
Michigan	18,100	20,100	21,700
New England	4,900	15,300	11,900

Total premiums in force:	$59,100	$99,400	$83,700

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

     Our premiums in force decreased $40.3 million or 40.5% to $59.1 million at June 30, 2002 from $99.4 million at June 30, 2001. Of the $40.3 million decrease realized since June 30, 2001, premiums in force had already decreased by $15.7 million at December 31, 2001. The remaining $24.6 million decrease occurred in the first six months of 2002 and consisted of decreases in all states, including Minnesota (decreasing $5.8 million), Colorado (decreasing $2.1 million), Missouri (decreasing $6.1 million), Michigan (decreasing $3.6 million) and New England (decreasing $7.0 million). We have been focusing on reducing premiums in force, especially in the Missouri and New England regions where we closed our offices, in order to bring our premium to surplus ratios in line with our expectations.

     Our gross premiums earned decreased 44.3% to $14.4 million in the second quarter of 2002 from $25.8 million in the second quarter of 2001 and decreased 38.0% to $32.2 million for the six months ended June 30, 2002 from $51.9 million for the same period in 2001 due primarily to the 29.4% decrease in premiums in force since December 31, 2001 and the 40.5% decrease in premiums in force since June 30, 2001. Final audit premiums decreased gross premiums earned by $1.5 million and $1.3 million for the three and six month periods ending June 30, 2002, respectively. In contrast, final audit premiums increased gross premiums earned by $609,000 and $1.1 million for the three and six-month periods ended June 30, 2001, respectively. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies. Return premiums on final audits have increased significantly resulting from payroll decreases during the current economic cycle.

     We increased renewal premium rates an average of 4.3% in the second quarter of 2002 and 11.4% through the six months ended June 30, 2002 compared to renewal premium rate increases of 22.4% in the second quarter of 2001 and 18.5% for the entire year of 2001. Our ability to increase rates in our markets is due to the following:

•	Many workers’ compensation insurers have withdrawn from the markets in which we write premiums as profitability diminished in the workers’ compensation insurance line;

•	Reinsurance rates for workers’ compensation insurers have increased due to (i) reductions in reinsurer’s surplus as a result of the September 11, 2001 terrorist acts against the United States, (ii) recent unprofitability resulting from highly competitive reinsurance pricing, and (iii) settlements related to Unicover reinsurance treaties. These rate increases have resulted in increased costs for workers’ compensation insurers; and

•	A number of workers’ compensation insurers’ financial ratings have decreased due to reserve adjustments recorded in 2001 and 2000.

Premiums Ceded: Reinsurance agreements allow us to share certain risks with other insurance companies. We purchase reinsurance to (i) protect us from potential losses in excess of the level we are willing to accept and (ii) to achieve premium to surplus leverage ratios that are at acceptable levels. From 1995 to 2000, our primary reinsurance was excess of loss coverage that limited our per-incident exposure. In June 2001, we also entered into a quota share reinsurance treaty that was effective January 1, 2001 to reduce our premiums earned and bring our premium to surplus leverage ratios in line with management targets and rating agency expectations. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves without offset by reinsurance recoveries and incur additional expense. We are not aware of any developments with respect to our reinsurers that would result in uncollectible reinsurance balances.

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

     For claims occurring after June 30, 1998 through policy termination on December 31, 2000, and on a runoff basis into 2001, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $200,000 of the deferred gain as a reduction of claim and claim settlement expenses in the first six months of 2002, $400,000 in each of 2001 and 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $249,000 at June 30, 2002. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however the policy remained in effect in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower-level excess of loss reinsurance policy.

     In June 2001, we entered into a 50% quota share reinsurance policy that had an effective date of January 1, 2001 in order to reduce our net premium to surplus leverage ratio. We further increased the amounts ceded under this quota share policy to 80% effective December 1, 2001. Due to the percentage of amounts ceded under the quota share policy, premiums earned, claim and claim settlement expenses and policy acquisition costs were substantially reduced in the first half of 2002 and 2001. Due to the timing of entering the policy, the effect of the quota share for the first and second quarters of 2001 was recorded entirely in the second quarter of 2001 and premiums earned, claim and claim settlement expenses and policy acquisition costs were substantially reduced from normal levels in the 2001 second quarter. This contract was terminated effective March 31, 2002 on a runoff basis. The policy remains effective in 2002, however, for policies in force at March 31, 2002 through expiration.

     The following table summarizes the components of premiums ceded (000’s):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Premiums ceded:
Quota share reinsurance premiums	$10,004	$22,281	$23,574	$22,281
Excess of loss reinsurance premiums:
$25,000 to $300,000 excess of loss policy	—	2,155	—	5,237
WCRA and other non-Minnesota excess of loss policies	(14)	1,083	864	2,115

Premiums ceded	$9,990	$25,519	$24,438	$29,633

     Premiums ceded to reinsurers were $10.0 million in the second quarter of 2002 compared to $25.5 million in the second quarter of 2001 and were $24.4 million for the six months ended June 30, 2002 compared to $29.6 million for the same period in 2001. As a percent of gross premiums earned, premiums ceded decreased significantly to 69.5% in the second quarter of 2002 compared to 98.9% for the second quarter of 2001 and increased to 75.9% for the six months ended June 30, 2002 from 57.1% for the same period in 2001. Premiums ceded for the three and six month periods ended June 30, 2002 include: (i) premiums ceded under quota share at 80% for the first quarter of 2002, and on a runoff basis at 80% in the second quarter of 2002, and (ii) a $670,000 reduction in excess of loss premiums ceded resulting from a change in estimated reinsurance cost recorded in the second quarter of 2002. Premiums ceded for the three and six month periods ended June 30, 2001 include: (i) quota share premiums ceded at 50% for the first two quarters of 2001 recorded entirely in the second quarter of 2001 as the treaty was finalized in June 2001 with an effective date of January 1, 2001, and (ii) premiums ceded under a lower layer excess of loss policy that was no longer in force in 2002.

Premiums Earned Outlook: The outlook for gross premiums earned and premiums ceded for the remainder of 2002 includes the following factors:

•	We expect that: (i) closure of our regional offices in New England and Missouri, and (ii) any remaining policies targeted for non-renewal or re-underwriting during 2002 will put downward pressure on premiums in force over the remainder of 2002. We expect premium rate increases on renewing policies and new business written will mitigate this pressure. We further expect that renewal premium rates will continue to increase for the remainder of 2002; however, the ultimate increase is unknown at this time. The ultimate effect of the downgrade in our A. M. Best rating on our ability to write new and renewal business, while negligible for the first six months of 2002, is unknown at this time;

•	We expect to continue to cede a significant portion of our premiums under our quota share policy for the remainder of 2002. Premiums ceded under the quota share policy were 80% of gross premiums earned less excess of loss premiums ceded. Although this quota share policy was terminated effective March 31, 2002 and placed into runoff on April 1, 2002, all policies in force at March 31, 2002 will cede premiums and losses at 80%; and

•	We expect that premiums ceded under excess of loss policies will decrease as a percent of gross premiums earned when compared to the results attained for 2001 as we will cede no premiums under our terminated $25,000 to $300,000 reinsurance agreement in 2002. This decrease will be partially offset by an increase in premiums ceded in our non-Minnesota markets as our excess of loss reinsurance rate in these markets increased significantly in 2002 as a result of the September 11, 2001 terrorist acts against the United States. Excess of loss reinsurance rates as a percent of premium will decrease in 2002 in Minnesota as a result of the premium rate increases we expect to realize in 2002 and realized in 2001.

Investment Income and Net Realized Investment (Losses) Gains: Our investment income includes earnings on our investment portfolio. Our net realized investment (losses) gains, displayed separately on our Consolidated Statements of Operations, include gains and losses from sales of securities. In 2000 and through January 2001, we invested entirely in U.S. domiciled investment-grade taxable and tax-exempt fixed maturity investments. In February 2001, we repositioned our portfolio, sold our tax-exempt securities, and purchased taxable securities to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We realized investment gains totaling $1.1 million as a result of this repositioning. In February 2002, we sold certain securities within the portfolio and realized investment gains totaling $1.2 million. Further recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns. We currently invest entirely in U.S. domiciled investment-grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

     Investment income decreased to $1.1 million in the second quarter of 2002 from $1.6 million in the second quarter of 2001 and decreased to $2.3 million for the six months ended June 30, 2002 from $3.0 million for the same period in 2001 as our investment portfolio decreased to $79.0 million at June 30, 2002 from $96.2 million at June 30, 2001 and our investment yields decreased. Our investment portfolio decreased due to decreases in net cash provided by operating activities in 2002 and 2001, resulting primarily from (i) reduced premiums in force and premiums written, (ii) timing differences between paying premiums ceded and recovering paid claim and claim settlement expenses under our reinsurance programs, (iii) the receipt of premiums and the payment of claim and claim settlement expenses, and (iv) net cash provided by lower investment income. Investment yields decreased to 5.7% for the six months ended June 30, 2002 from 6.1% for the six months ended June 30, 2001. The investment yields realized in future periods will be affected by yields attained on new investments.

     We recognized net realized investment gains totaling $1.4 million in the first six months of 2002: (i) $1.2 million resulting from the sales of certain securities within the portfolio to increase our statutory surplus, and (ii) $300,000 from the sale of an investment we had previously written down by $500,000 in 2000. Net realized investment gains totaled $1.1 million in the first six months of 2001 as a result of selling our tax-exempt securities and repositioning the portfolio into taxable securities.

Investment Income and Net Realized Investment (Losses) Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that the income from our investment portfolio for the remainder of 2002 will be affected by the following:

•	Funds from our operating cash flows and investment cash flows have historically provided growth in our investment portfolio; however, these net cash flows decreased significantly in recent years as we focused on closing old claims, by paying earlier to close those claims. Combined with decreased premiums in force, we have used cash and decreased funds in our investment portfolio. Cash flows for the remainder of 2002 may be adversely affected by: (i) premiums ceded net of reinsurance reimbursements under our quota share policy, and (ii) decreases in cash flows resulting from claim payments on claims from 2002 and prior years exceeding cash flows from our premiums as we reduce our premiums in force and premiums earned in 2002;

•	Further recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

Other Income: We recorded a refund totaling $2.1 million from the WCRA in the first quarter of 2001 and received payment on that receivable later in 2001. The WCRA periodically reviews its surplus position and refunds excess surplus to its members. This refund represents our share of the excess surplus of the WCRA at December 31, 2000. No such refund has been received or is expected in 2002.

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

     Claim and claim settlement expenses decreased to $5.4 million in the second quarter of 2002 from $6.7 million in the second quarter of 2001 and decreased to $9.1 million for the six months ended June 30, 2002 from $25.7 million for the same period in 2001. Claim and claim settlement expenses ceded under the quota share reinsurance agreement totaled $5.9 million in the second quarter of 2002 compared to $13.1 million for the same period in 2001 and $13.9 million for the six months ended June 30, 2002 compared to $13.1 million for the same period in 2001. Excluding claim and claim settlement expenses under the quota share agreement, claim and claim settlement expenses decreased to $11.3 million in the second quarter of 2002 from $19.8 million in the second quarter of 2001 and decreased to $23.0 million for the six months ended June 30, 2002 from $38.8 million for the same period in 2001. As a percent of gross premiums earned, claim and claim settlement expenses increased slightly to 78.7% for the second quarter of 2002 from 76.8% for the second quarter of 2001 and decreased to 71.4% for the six months ended June 30, 2002 from 74.8% for the same period in 2001 after excluding claim and claim settlement expenses ceded under the quota share treaty. These changes are due to the following:

•	Premiums earned decreased significantly in the three and six month periods ending June 30, 2002 compared to the same periods in 2001 resulting in corresponding decreases in claim and claim settlement expenses;

•	In March 2002, the Minnesota State legislature changed the way the commissioner will assess self-insured employers and insurers for estimated liabilities and administrative expenses of the State’s Special Compensation Fund (Fund). We recorded a $3.0 million reduction in this accrual and a corresponding reduction in claim and claim settlement expenses to reflect this legislative change in the first quarter of 2002.

•	We recorded a $1.9 million increase in claim and claim settlement expenses in the second quarter of 2001 as well as a $3.6 million increase in the first quarter of 2001 to reflect strengthening of 2000 and prior accident year reserves due to unfavorable claims experience in 2001. No such adjustments were recorded for 2002;

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $3.3 million in the second quarter of 2001 and $7.6 million for the six months ended June 30, 2001 resulting in corresponding reductions in claim and claim settlement expenses in the second quarter and first six months of 2001. No such benefit was recorded in 2002;

•	We increased renewal premium rates an average of 11.4% in the first six months of 2002, 18.5% in 2001 and 11.7% in 2000 compared to premium rates for the same periods in 2001, 2000 and 1999, respectively, reversing a trend of continued rate declines during years prior to 2000;

•	We increased our estimate of claim and claim settlement expenses as a percent of premiums earned for accident year 2002 from levels recorded early in accident year 2001; and

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2002 as compared to accident year 2001 resulting from inflationary pressures. This continues to be offset somewhat by the effects of provider agreements that we negotiated during 1998.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) frequency and severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

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

     The following table summarizes policy acquisition costs (000’s):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Commission expense	$991	$1,893	$2,098	$3,888
Premium tax expense	284	519	463	1,003
Other policy acquisition costs	333	1,153	1,233	2,300

Direct policy acquisition costs	1,608	3,565	3,794	7,191
Ceding commissions on quota share reinsurance	(4,102)	(9,135)	(9,666)	(9,135)

Direct policy acquisition costs	$(2,494)	$(5,570)	$(5,872)	$(1,944)

     Ceding commissions received under our quota share reinsurance policy totaling $4.1 million and $9.7 million have reduced policy acquisition costs in the second quarter and first six months of 2002, respectively. Ceding commissions increased in 2002 over 2001 for the six months ended June 30, 2002 due to the increase in the quota share from 50% in 2001 to 80% in 2002. Ceding commissions for 2001 were recorded entirely in the second quarter due to the timing of entering that policy and the effective date of the contract. Under our quota-share program, the reinsurer returns to us 41% of the premiums we cede in ceding commissions to reimburse us for salaries and overhead costs related to managing cases and claims, policy acquisition costs and other underwriting expenses. Excluding the effect of ceding commissions from the quota share contract, policy acquisition costs decreased significantly to $1.6 million in the second quarter of 2002 from $3.6 million in the second quarter of 2001 and decreased to $3.8 million for the six months ended June 30, 2002 from $7.2 million for the same period in 2001. As a percent of gross premiums earned, policy acquisition costs, before ceding commissions from quota share, decreased to 11.2% in the second quarter of 2002 from 13.8% in the second quarter of 2001 and decreased to 11.8% for the six months ended June 30, 2002 from 13.8% for the same period in 2001. The decrease in the second quarter of 2002 reflects the following:

•	Premiums earned decreased significantly in the three and six month periods ending June 30, 2002 compared to the same periods in 2001 resulting in corresponding decreases in policy acquisition costs;

•	Commission expense decreased to 6.9% of gross premiums earned in the second quarter of 2002 from 7.3% in the second quarter of 2001 and decreased to 6.5% of gross premiums earned for the six months ended June 30, 2002 compared to 7.5% for the same period in 2001. In the first six months of 2002, our renewal business, on which we pay lower commission rates, significantly outpaced our new business. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense was 2.0% of gross premiums earned in the second quarters of 2002 and 2001 and decreased to 1.4% of gross premiums earned for the six months ended June 30, 2002 compared to 1.9% for the same period in 2001 as we adjusted premium tax accruals in the first quarter of 2002 after completing premium tax returns; and

•	Other policy acquisition costs decreased to 2.3% of gross premiums earned in the second quarter of 2002 compared to 4.5% in the second quarter of 2001 and decreased to 3.8% of gross premiums earned for the six months ended June 30, 2002 compared to 4.4% for the same period in 2001. Other policy acquisition costs reflect the benefit of personnel reductions in 2002 as well as changes in estimated accrual amounts recorded in the second quarter of 2002.

Policy Acquisition Cost Outlook: Ceding commissions received from our reinsurer under our quota share reinsurance policy will significantly reduce policy acquisition costs for the remainder of 2002. Excluding the effects of ceding commissions, we expect that policy acquisition costs will remain consistent as a percent of gross premiums earned with the results from the first six months of 2002 for the remainder of 2002.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses decreased to $2.0 million in the second quarter of 2002 from $3.2 million in the second quarter of 2001 and decreased to $4.6 million for the six months ended June 30, 2002 from $6.0 million for the same period in 2001. As a percent of gross premiums earned, general and administrative expenses increased to 14.1% in the second quarter of 2002 from 12.4% in the second quarter of 2001 and increased to 14.2% for the six months ended June 30, 2002 from 11.6% for the same period in 2001. While general and administrative expenses are expected to decrease significantly in 2002 when compared to 2001, as a percentage of gross premiums earned, general and administrative expenses are expected to increase as (i) we have less premium and we continue to manage a large base of claims, and (ii) we will have less premium to cover our relatively fixed costs. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

     During the fourth quarter of 2001, we recorded pre-tax restructuring charges totaling $2.0 million to general and administrative expenses in the Consolidated Statements of Operations. These charges included costs associated with our decision to close our Missouri and Massachusetts regional offices, as well as our Brainerd, Minnesota and Overland Park, Kansas satellite offices. We anticipated that 38 employees in our regional offices, 17 employees in our satellite offices and 2 employees in our Home Office would be affected by these closures. The restructuring charge amount included $715,000 of severance pay and benefits of which $638,000 was paid by June 30, 2002. Additionally, the restructuring charge included office and equipment lease costs totaling $684,000 of which $228,000 was paid by June 30, 2002, and furniture and equipment disposals and other costs totaling $600,000, which had all been disposed by June 30, 2002. The remaining accrual balance for severance pay and benefits, office and equipment lease costs and furniture and equipment disposals and other costs was $1.8 million at December 31, 2001, of which $1.3 million was paid or disposed of through June 30, 2002.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	We have historically managed personnel and other operating costs and expenses to keep operating expenses in line with revenues. All expenses will continue to be aggressively managed and reduced where appropriate;

•	We do not expect to open additional state offices in 2002. The closure of the Missouri and New England offices will reduce expenses for the remainder of 2002. We will continually monitor reported claim counts for the remainder of 2002 and re-examine staffing needs as necessary; and

•	We reduced and renegotiated our Corporate and Minnesota office space and expect that related office expenses will decrease beginning in October 2002.

Interest Expense: We incurred interest charges on our Term Loan in the first six months of 2002 and 2001.

     The Term Loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the Term Loan. We paid interest at rates ranging from 4.63% to 4.74% on the outstanding balance of our Term Loan in the second quarter of 2002 compared to 8.22% to 8.83% in 2001. Interest expense decreased to $45,000 in the second quarter of 2002 from $129,000 in the second quarter of 2001 and decreased to $99,000 for the first half of 2002 compared to $282,000 for the first half of 2001 as a result of the decrease in interest rate, $1.5 million in principal payments in the first six months of 2002 and $2.5 million in principal payments in 2001.

Interest Expense Outlook: Interest expense is expected to decrease for the remainder of 2002 as a result of the $1.5 million in principal payments made in the first six months of 2002. Total interest expense is expected to decrease to approximately $183,000 in 2002 from $511,000 in 2001 as a result of principal reductions in 2002 and 2001 and a decrease in the interest rate assessed.

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

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.1 million valuation allowance against deferred tax assets resulting in a corresponding increase in income tax expense as a result of this analysis. This valuation allowance decreased by $1.0 million in the first quarter of 2002 as a result of the income we earned in that quarter. We expect the remaining deferred tax assets, net of the valuation allowance, at June 30, 2002 to be realized as a result of the future income and the reversal of existing taxable temporary differences. No valuation allowance was provided against the deferred tax assets recorded in the second quarter of 2001.

     Under the first provision of the Job Creation and Worker Assistance Act of 2002, signed into law in March 2002, we are allowed to carry-back our 2001 net operating loss for five years, to 1996, instead of two years under previous law. We expect to receive a refund totaling approximately $2.3 million as a result of this Federal legislative change from carrying-back our 2001 loss.

     Income tax expense for the first six months of 2002 reflects a benefit totaling $1.0 million from reducing the valuation allowance recorded at December 31, 2001. After excluding the effects of the benefit from reducing the valuation allowance, income tax expense was $168,000 in the second quarter of 2002 compared to a benefit of $865,000 in the second quarter of 2001, and the income tax expense was $197,000 for the six months ended June 30, 2002 compared to an income tax benefit of $594,000 for the same period in 2001. As a percent of income before income taxes, the income tax expense before any benefit from reducing the valuation allowance was 34.2% of the income before income taxes in the second quarter of 2002 compared to 33.8% of the loss before income taxes in the second quarter of 2001 and was 33.4% of the income before income taxes for the six months ended June 30, 2002 compared to 39.4% of the loss before income taxes for the same period in 2001. The income tax expense percentages in 2002 and 2001 have been affected by (i) our income from operations, (ii) increased taxable net income from the insurance organization (ACIC) which is subject to only federal income taxes, (iii) changes in tax-exempt municipal income, and (iv) changes in the valuation allowance.

Income Tax Outlook: Income tax expense will vary based on (i) our results from operations we recognize for 2002, and (ii) the changes in our analysis of the valuation allowance recorded during 2002. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at June 30, 2002 included mortgage-backed securities (39.0%), U.S. government securities (46.7%), and corporate securities (14.3%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In February 2002, we sold select securities within the portfolio and realized investment gains totaling $1.2. In February 2001, we recognized gains totaling $1.1 million as we repositioned our portfolio by selling our tax-exempt securities and repurchased taxable fixed maturity investments to increase our after-tax yield. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Prior to 1999, we generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2001, 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force in 1998, 1999 and 2000 and decreasing premiums since that time, our cash flows from differences in timing have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly reinsurance premiums under that agreement. In 2002, we expect that reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement will offset similar payments to claimants for those years. We further expect that cash will decrease for the remainder of 2002 as (i) we pay claims for 2002 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2002 premiums in force and premiums earned decreased through June 30, 2002, and (ii) we expect that premiums ceded under our quota share program in runoff will result in net cash outflows for the remainder of 2002 and quota share reinsurance reimbursements will partially offset payments to claimants for the remainder of 2002. Our investment portfolio decreased $17.2 million to $79.0 million at June 30, 2002 from $96.2 million at June 30, 2001, as a result of these factors.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes in accumulated other comprehensive (loss) income. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. In 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. This security was sold in January 2002 and the write-down was reversed resulting in a net realized gain of $300,000. Prevailing market interest rates decreased slightly since December 31, 2001, and when combined with the sale of select securities to realize gains to increase statutory surplus, resulted in a $1.1 million unrealized gain on investments at June 30, 2002 compared to a $1.2 million unrealized gain at December 31, 2001.

Unpaid Claim and Claim Settlement Expenses

Our unpaid claim and claim settlement expenses represent established, primarily undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through June 30, 2002. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We have reduced the unpaid claim and claim settlement expenses for estimated subrogation recoveries.

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

     Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for (i) claim and claim settlement expenses, (ii) reinsurance, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Term Loan. Prior to 1999, we generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 beginning in mid-1998 through runoff in 2001, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. In 2002, we expect that reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement will offset similar payments to claimants for those years. We further expect that cash will decrease for the remainder of 2002 as (i) we pay claims for 2002 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2002 premiums in force and premiums earned decreased through June 30, 2002, and (ii) we expect that premiums ceded under our quota share program will result in net cash outflows for the remainder of 2002 and quota share reinsurance reimbursements will partially offset payments to claimants for the remainder of 2002. Available cash is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash and a money market funds that invest primarily in short-term government securities.

     Cash used in operating activities for the six months ended June 30, 2002 was $8.7 million. This is primarily a result of net income of $3.4 million, a decrease of $2.0 million in unearned premiums, net of premiums receivable, a decrease of $1.5 million in amounts due from reinsurers, and depreciation and amortization expense of $480,000 offset by a decrease of $9.2 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, realized capital gains totaling $1.4 million, and a decrease of $5.5 million in accrued expenses and other liabilities. Net cash provided by investing activities was $11.1 million due to $57.6 million in proceeds from sales of securities offset by $46.4 million in purchases of securities and $55,000 in purchases of fixed assets. Net cash used in financing activities was $1.5 million due to principal payments on our note payable in the first half of 2002.

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

     We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, stock repurchases and debt service on our outstanding term note, including principal repayments of $750,000 due for the remainder of 2002, $500,000 of which was paid in July 2002, and capital expenditures for the next 12 months.

Interest Rate Risk

Our fixed maturity investments and note payable are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions. We regularly evaluate interest rate risk in order to evaluate the appropriateness of our investments.

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.7 million.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At June 30, 2002, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

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

Information with respect to Disclosures about Market Risk is contained in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” under Item 2 of this Report of Form 10-Q and is incorporated herein by reference.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS None

Item 2.	CHANGES IN SECURITIES None

Item 3.	DEFAULTS UPON SENIOR SECURITIES None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None

Item 5.	OTHER INFORMATION None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits

Exhibit 11 -	STATEMENT REGARDING COMPUTATION OF BASIC AND DILUTED NET INCOME PER SHARE

Exhibit 99.1 -	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)	Listing of Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: August 14, 2002	By	/s/ J. Alexander Fjelstad, III J. Alexander Fjelstad, III President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2002	By	/s/ Jeffrey B. Murphy Jeffrey B. Murphy Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net Income Per Share	24

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25