Form 10-Q
period 2002-09-30
RTW INC /MN/
filed 2002-11-19
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002

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

Yes [X]      No [   ]

At November 1, 2002, approximately 10,262,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

ASSETS	(Unaudited)	(Revised, see
		Note C)
Investments at fair value, amortized cost of $76,919 and $87,809	$80,401	$89,166
Cash and cash equivalents	10,685	3,425
Accrued investment income	722	1,133
Premiums receivable, less allowance of $231 and $436	4,158	6,665
Deposit recoverable	27,874	17,635
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	75,751	90,115
On paid claim and claim settlement expenses	1,873	3,039
Prepaid reinsurance premiums	1,107	—
Deferred policy acquisition costs	1,059	1,214
Furniture and equipment, net	1,527	1,824
Other assets	1,317	4,091

Total assets	$206,474	$218,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$167,957	$181,310
Unearned premiums	9,208	9,738
Accrued expenses and other liabilities	5,436	8,537
Note payable	2,000	4,500

Total liabilities	184,601	204,085
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,276,000 shares at September 30, 2002 and 10,302,000 at December 31, 2001	20,663	20,688
Retained deficit	(1,088)	(7,348)
Accumulated other comprehensive income	2,298	882

Total shareholders’ equity	21,873	14,222

Total liabilities and shareholders’ equity	$206,474	$218,307

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

		(Revised, see		(Revised, see
		Note C)		Note C)
Revenues:
Gross premiums earned	$15,668	$23,419	$47,878	$75,345
Premiums ceded	(562)	(2,476)	(1,426)	(9,828)

Premiums earned	15,106	20,943	46,452	65,517
Investment income	1,227	1,594	4,053	4,787
Net realized investment gains	354	25	1,793	1,132
Other income	—	—	—	2,088

Total revenues	16,687	22,562	52,298	73,524
Expenses:
Claim and claim settlement expenses	10,255	16,032	33,266	54,850
Policy acquisition costs	1,814	3,147	5,608	10,338
General and administrative expenses	2,386	3,776	8,029	10,931

Total expenses	14,455	22,955	46,903	76,119

Income (loss) from operations	2,232	(393)	5,395	(2,595)
Interest expense	38	121	137	403

Income (loss) before income taxes	2,194	(514)	5,258	(2,998)
Income tax benefit	(1,199)	(175)	(1,002)	(1,101)

Net income (loss)	$3,393	$(339)	$6,260	$(1,897)

Net income (loss) per share:
Basic income (loss) per share	$0.33	$(0.03)	$0.61	$(0.18)

Diluted income (loss) per share	$0.33	$(0.03)	$0.61	$(0.18)

Weighted average shares outstanding:
Basic shares outstanding	10,297,000	10,312,000	10,303,000	10,305,000

Diluted shares outstanding	10,297,000	10,312,000	10,324,000	10,305,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,

	2002	2001

		(Revised, see
		Note C)
Cash flows from operating activities:
Net income (loss)	$6,260	$(1,897)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(1,793)	(1,132)
Depreciation and amortization	734	1,196
Deferred income taxes	2,000	922
Changes in assets and liabilities:
Deposit recoverable	(10,239)	(13,493)
Amounts due from reinsurers	15,530)	(420)
Unpaid claim and claim settlement expenses	(13,353)	9,114
Unearned premiums, net of premiums receivable	1,977	3,058
Other, net	(3,577)	1,610

Net cash used in operating activities	(2,461)	(1,042)
Cash flows from investing activities:
Proceeds from sales of securities	72,494	83,830
Purchases of securities	(60,132)	(78,612)
Purchases of furniture and equipment	(116)	(224)

Net cash provided by investing activities	12,246	4,994
Cash flows from financing activities:
Payments on note payable	(2,500)	(2,500)
Proceeds from issuance of common stock under ESPP	15)	33
Retirement of common stock	(40)	(5)

Net cash used in financing activities	(2,525)	(2,472)

Net increase in cash and cash equivalents	7,260	1,480
Cash and cash equivalents at beginning of year	3,425	2,427

Cash and cash equivalents at end of period	$10,685	$3,907

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$118	$433

Income taxes	$(2,794)	$(1,013)

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 2001 Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the consolidated balance sheet at December 31, 2001, without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 2001 from the audited consolidated financial statements for the year ended December 31, 2001 with revisions as noted in Note C herein, but this report does not include all the disclosures contained therein.

     The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in our opinion, necessary for a fair statement of results for the interim period. Prior year financial information has been revised as detailed in Note C. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2001 Report on Form 10-K.

NOTE B — NOTE PAYABLE

At June 30, 2002, we failed to meet a financial covenant related to our term loan and received a waiver from the bank dated August 8, 2002 with respect to that covenant.

NOTE C — REVISION OF FINANCIAL STATEMENTS

In June 2001, we entered into an agreement with St. Paul Re. (SPR) effective January 1, 2001 in order to reduce our net premium to surplus leverage ratio and maintain a secure financial strength rating for our insurance subsidiary. Key provisions of this agreement included ceding 50% of the subject net earned premium to SPR in exchange for various levels of paid claim reimbursement through several loss corridors as defined in the agreement. Although the primary coverage rate was 50%, in two of the loss corridors we receive no reimbursement for claims paid by us. The agreement provided that SPR would provide a maximum reimbursement for paid claims of 72.13% of premiums ceded. In addition to the paid claim reimbursements, we received a 41% ceding commission on all premiums ceded to SPR. Effective December 1, 2001, we increased the percentage of premiums ceded as well as the primary rate for reimbursement of paid claims to 80%. All other provisions of the agreement remained unchanged.

     In March 2002, events defined in the contract occurred which granted SPR the right to cancel or modify the key terms of the agreement. SPR elected to modify the terms of the agreement, and based on the new terms presented, we elected to cancel the agreement on a run-off basis effective March 31, 2002. Canceling the contract on a run-off basis resulted in decreasing the maximum paid claim reimbursement percentage to 63.88% of premiums ceded for the unexpired portions of all in-force business at March 31, 2002.

     At the time we entered into this agreement, we evaluated whether or not this agreement contained the necessary attributes to be accounted for as reinsurance. Evaluating contracts of this type requires significant judgment about possible future events. Based on our evaluation, we concluded that this agreement satisfied the necessary requirements to be accounted for as reinsurance. Our independent public accountants and reinsurance brokers agreed with our conclusion at that time. On October 7, 2002, we engaged Ernst & Young LLP (E&Y) to be our independent public accountants. In consultation with E&Y, we have determined that our original conclusion to record the agreement under reinsurance accounting standards was incorrect and have restated the accounting for the agreement since inception using accounting standards defined in Statement of Position 98-7 (SOP 98-7), Insurance Deposit Accounting.

     Under SOP 98-7, at inception of the contract, a deposit asset or liability is recognized and measured based on the consideration paid or received less any explicitly defined premiums or fees to be retained by the insurer or reinsurer. During the term of the contract, the amount of the deposit or liability is adjusted by calculating the effective yield on the insurance or reinsurance contract to reflect actual payments to date and expected future payments with a corresponding credit or charge to interest income or expense. We pay SPR a 4.75% margin on the contract as premiums are paid and are credited an amount equal to the end of quarter five-year U.S. Treasury Bill rate less 25 basis points on the fund balance.

     We have revised certain information in these Consolidated Financial Statements to reflect accounting for this contract using Insurance Deposit Accounting standards instead of Reinsurance Accounting standards. As a result, reported net income and shareholders’ equity decreased by $106,000 and $621,000 for the three and nine month periods ending September 30, 2002, respectively from amounts that would have been reported historically. This compares to an increase in after-tax net loss and a decrease in shareholders’ equity of $236,000 and $880,000 for the three and nine month periods ended September 30, 2001 and an increase in net loss and decrease in shareholders’ equity of $1.4 million at December 31, 2001. Reported basic and diluted net income per share decreased $0.01 from $0.34 to $0.33 in the third quarter of 2002 and decreased $0.06 from $0.67 to $0.61 for the nine months ended September 30, 2002. Basic and diluted net loss per share increased from $0.01 to $0.03 for the third quarter of 2001 and increased from $0.10 to $0.18 for the nine months ended September 30, 2001. Basic and diluted net loss per share increased from $2.30 to $2.45 for the year ended December 31, 2001.

     The effects of the revisions on the September 30, 2001 Consolidated Statement of Operations and the December 31, 2001 Consolidated Balance Sheet are presented in the tables that follow:

	For the Three Months		For the Nine Months
	Ended September 30, 2001		Ended September 30, 2001

	As Reported	As Revised	As Reported	As Revised

Revenues:
Gross premiums earned	$23,419	$23,419	$75,345	$75,345
Premiums ceded:
Excess of loss treaties	(2,476)	(2,476)	(9,828)	(9,828)
SPR contract	(10,469)	—	(32,750)	—

Premiums earned	10,474	20,943	32,767	65,517
Investment income	1,467	1,594	4,499	4,787
Net realized investment gains	25	25	1,132	1,132
Other income	—	—	2,088	2,088

Total revenues	11,966	22,562	40,486	73,524
Expenses:
Claim and claim settlement expenses before SPR contract	16,032	16,032	54,850	54,850
Claim and claim settlement expenses ceded under SPR contract	(6,177)	—	(19,323)	—

Claim and claim settlement expenses	9,855	16,032	35,527	54,850
Policy acquisition costs before SPR contract	3,147	3,147	10,338	10,338
Ceding commissions under SPR contract	(4,292)	—	(13,427)	—

Policy acquisition costs	(1,145)	3,147	(3,089)	10,338
General and administrative expenses	3,291	3,776	9,309	10,931

Total expenses	12,001	22,955	41,747	76,119

Loss from operations	(35)	(393)	(1,261)	(2,595)
Interest expense	121	121	403	403

Loss before income taxes	(156)	(514)	(1,664)	(2,998)
Income tax benefit	(53)	(175)	(647)	(1,101)

Net loss	$(103)	$(339)	$(1,017)	$(1,897)

Net loss per share:
Basic loss per share	$(0.01)	$(0.03)	$(0.10)	$(0.18)

Diluted loss per share	$(0.01)	$(0.03)	$(0.10)	$(0.18)

	December 31, 2001

	As Reported	As Revised

		(Unaudited)
ASSETS
Investments at fair value, amortized cost of $87,809	$89,166	$89,166
Cash and cash equivalents	3,425	3,425
Accrued investment income	1,133	1,133
Premiums receivable, less allowance of $436	6,665	6,665
Deposit recoverable	—	17,635
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	108,687	90,115
On paid claim and claim settlement expenses	3,039	3,039
Prepaid reinsurance premiums	7,790	—
Deferred policy acquisition costs	1,214	1,214
Furniture and equipment, net	1,824	1,824
Other assets	4,091	4,091

Total assets	$227,034	$218,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$181,310	$181,310
Unearned premiums	9,738	9,738
Accrued expenses and other liabilities	15,744	8,537
Note payable	4,500	4,500

Total liabilities	211,292	204,085
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,302,000 shares at December 31, 2001	20,688	20,688
Retained deficit	(5,828)	(7,348)
Accumulated other comprehensive income	882	882

Total shareholders’ equity	15,742	14,222

Total liabilities and shareholders’ equity	$227,034	$218,307

     We have decided to apply this change retroactively to the inception of the SPR contract that was first recorded in the second quarter of 2001. We also intend to amend our previously filed 2001 Report on Form 10-K as well as revising all quarterly reports on Form 10-Q beginning with the report filed for the period ending June 30, 2001. Our prior independent accountants, Deloitte & Touche LLP (D&T) have not yet responded to our inquiries regarding the required accounting revision. If D&T does not agree with the accounting revision, we may be required to engage E&Y to audit our financial statements for fiscal year 2001 and may not be in a position to make amended filings for several months. The change did not have any effect on our cash flow for 2002 or 2001.

     In addition to the above disclosed effects in this change in accounting under Generally Accepted Accounting Principles, if this transaction is determined to be recorded using Deposit Accounting for Statutory Accounting purposes, our statutory surplus would decrease by $4.3 million from $25.4 million as currently filed to approximately $21.1 million at September 30, 2002. We believe that our percent of total adjusted capital would continue to be in excess of authorized control level risk-based capital. We cannot predict at this time what effect, if any, changes resulting from the revision to our statutory surplus, leverage and other financial ratio’s may have on our regulators or rating agencies.

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

     We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify, at the initial report of injury, those injured employees who are likely to “get stuck” in the workers’ compensation system. We combine our management system with insurance products underwritten by our insurance subsidiary to offer services to customers. Through September 2002, we provided workers’ compensation management services solely to employers insured through our insurance subsidiary.

     In addition to management services provided to our insurance subsidiary, we announced in June 2002 an initiative under which we expect to provide fee-for-service workers’ compensation management services to self-insured groups and employers, and other alternative markets outside of business written through our insurance subsidiary. We wrote our first self-insured employer in September 2002.

     During the first nine months of 2002, we operated primarily in Minnesota, Michigan and Colorado and focused on decreasing premiums in force in our Missouri and New England regions. In the fourth quarter of 2001, we closed our regional offices in Missouri (which served Missouri, Illinois and Kansas) and New England (which served Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). Collectively, these offices had premiums in force totaling $22.2 million at December 31, 2001. Through September 30, 2002, we reduced premiums in force in our Missouri and New England regions by $17.0 million and expect to reduce the business in these regions to approximately $1.0 million by year-end 2002.

     On February 27, 2002, our A.M. Best financial rating was downgraded from a Secure rating (B+) to an Unsecure rating (B-) as a result of a decrease in our statutory surplus from $29.3 million at December 31, 2000 to $19.5 million at December 31, 2001 and adverse loss reserve development in 2001 and 2000 that resulted in statutory operating losses in those years. This downgrade may: (i) make it difficult to provide our products to certain employers, and (ii) make policy renewal and acquiring new business more difficult. Certain insurance carriers that write umbrella policies may not provide coverage to an employer if an unsecure rated carrier writes a portion of the employer’s underlying insurance package (i.e., workers’ compensation). Additionally, certain of our independent agents may be unwilling to sell our insurance as a result of the downgrade. For the first nine months of 2002, the downgrade has had little effect on our ability to renew or write new business. Additionally, our filed statutory surplus increased to $25.4 million at September 30, 2002. If the St. Paul Re. transaction is required to be recorded using Insurance Deposit Accounting for Statutory Accounting purposes, our statutory surplus would decrease by $4.3 million from $25.4 million as currently filed to $21.1 million at September 30, 2002.

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

Financial Summary

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. at September 30, 2002. This review should be read in conjunction with our consolidated financial statements and notes thereto at September 30, 2002 and December 31, 2001 and the three and nine-month periods ended September 30, 2002 and 2001.

     The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross premiums earned	$15,668	$23,419	$47,878	$75,345
Premiums earned	15,106	20,943	46,452	65,517
Total revenues	16,687	22,562	52,298	73,524
Claim and claim settlement expenses	10,255	16,032	33,266	54,850
Net income (loss)	3,393	(339)	6,260	(1,897)
Diluted income (loss) per share	0.33	(0.03)	0.61	(0.18)

     We reported net income of $3.4 million in the third quarter of 2002 compared to a net loss of $339,000 in the third quarter of 2001 and reported a net income of $6.3 million for the nine months ended September 30, 2002 compared to a net loss of $1.9 million for the same period in 2001. Basic and diluted net income per share was $0.33 in the third quarter of 2002 and $0.61 for the nine months ended September 30, 2002 compared to basic and diluted net loss per share of $0.03 for the third quarter of 2001 and $0.18 for the nine months ended September 30, 2001. The primary factors affecting our 2002 operating results included the following:

•	Our gross premiums earned decreased significantly to $15.7 million in the third quarter of 2002 from $23.4 million in the third quarter of 2001 and decreased to $47.9 million for the nine months ended September 30, 2002 from $75.3 million for the same period in 2001 due primarily to a decrease in premiums in force. See further discussion under “Gross Premiums Earned”;

•	Premiums earned decreased to $15.1 million in the third quarter of 2002 from $20.9 million in the third quarter of 2001 and decreased to $46.5 million for the nine months ended September 30, 2002 from $65.5 million for the same period in 2001. Premiums earned for the three and nine month periods ended September 30, 2002 reflect: (i) the decrease in premiums in force, and (ii) a $1.0 million reduction in excess of loss premiums ceded resulting from a change in estimated reinsurance cost recorded in the second and third quarters of 2002. Premiums earned for the three and nine month periods ended September 30, 2001 reflect premiums ceded under a lower layer excess of loss policy which was runoff in 2001 and no longer in force in 2002;

•	Total revenues decreased to $16.7 million in the third quarter of 2002 from $22.6 million in the third quarter of 2001 and decreased to $52.3 million for the nine months ended September 30, 2002 from $73.5 million for the same period in 2001, reflecting (i) the decrease in premiums in force, (ii) differences in premiums ceded to reinsurers as discussed in the preceding paragraph, and (iii) a $2.1 million refund recorded in the first quarter of 2001 from the Minnesota Workers Compensation Reinsurance Association (WCRA) included in other income offset by increased net realized investment gains for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001; and

•	Claim and claim settlement expenses decreased to $10.3 million in the third quarter of 2002 from $16.0 million in the third quarter of 2001 and decreased to $33.3 million for the nine months ended September 30, 2002 from $54.9 million for the same period in 2001. We recorded a $1.3 million reduction in unpaid claim and claim settlement expenses in the third quarter of 2002 to reflect favorable development of 2001 and prior year reserves and a $3.0 million reduction in the accrual for the Minnesota Special Compensation Fund to reflect a legislative change in the first quarter of 2002 with corresponding reductions in claim and claim settlement expenses. These 2002 reductions compare to the 2001 nine-month results which include a $5.5 million increase in claim and claim settlement expenses recorded in the first and second quarters of 2001 to reflect strengthening of 2000 and prior accident year reserves due to unfavorable claims experience in the first half of 2001. See further discussion under “Claim and Claim Settlement Expenses.”

     We expect 2002 premiums in force to decrease slightly through the remainder of 2002 from levels at September 30, 2002. Premiums in force will continue to face downward pressure as a result of closing our regional offices in Missouri and New England. We expect that premium rate increases and new business written will mitigate the downward pressure of the office closures. We also anticipate that we will operate in an environment of continuing premium rate increases in our markets for the remainder of 2002. We will focus on increasing profitability in all our remaining markets by (i) aggressively managing and closing claims, (ii) improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     In the following pages, we take a look at the operating results for the three and nine-month periods ended September 30, 2002 and 2001 for items in our Consolidated Statements of Operations and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include gross premiums earned, premiums ceded, investment income and realized investment gains and losses.

     The following tables summarize the components of revenues and premiums in force (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross premiums earned	$15,668	$23,419	$47,878	$75,345
Premiums ceded	(562)	(2,476)	(1,426)	(9,828)

Premiums earned	15,106	20,943	46,452	65,517
Investment income	1,227	1,594	4,053	4,787
Net realized investment (losses) gains	354	25	1,793	1,132
Other income	—	—	—	2,088

Total revenues	$16,687	$22,562	$52,298	$73,524

	September 30,
			December 31,
	2002	2001	2001

Premiums in force, by regional office location:
Minnesota	$22,300	$28,600	$26,700
Michigan	20,900	20,000	21,700
Colorado	11,800	16,100	13,100
Missouri	2,700	11,000	10,300
New England	2,500	13,700	11,900

Total premiums in force:	$60,200	$89,400	$83,700

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

     Our premiums in force decreased $29.2 million or 32.7% to $60.2 million at September 30, 2002 from $89.4 million at September 30, 2001. Of the $29.2 million decrease realized since September 30, 2001, premiums in force had already decreased by $5.7 million at December 31, 2001. The remaining $23.5 million decrease occurred in the first nine months of 2002 and consisted of decreases in all states, including Minnesota (decreasing $4.4 million), Michigan (decreasing $800,000), Colorado (decreasing $1.3 million), Missouri (decreasing $7.6 million) and New England (decreasing $ 9.4 million). We have been focusing on reducing premiums in force, especially in our Missouri and New England regions where we closed our offices, in order to bring our premium to surplus ratios in line with our expectations.

     Our gross premiums earned decreased 33.1% to $15.7 million in the third quarter of 2002 from $23.4 million in the third quarter of 2001 and decreased 36.5% to $47.9 million for the nine months ended September 30, 2002 from $75.3 million for the same period in 2001 due primarily to the 28.1 % decrease in premiums in force since December 31, 2001 and the 32.7% decrease in premiums in force since September 30, 2001. Final audit premiums decreased gross premiums earned by $239,000 and $1.5 million for the three and nine month periods ending September 30, 2002, respectively. In contrast, final audit premiums increased gross premiums earned by $928,000 and $2.0 million for the three and nine-month periods ended September 30, 2001, respectively. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies. Return premiums on final audits have increased significantly as payrolls have decreased during the current economic cycle.

     We increased renewal premium rates an average of 6.6% in the third quarter of 2002 and 10.0% through the nine months ended September 30, 2002 compared to renewal premium rate increases of 14.9% in the third quarter of 2001 and 19.2% for the entire year of 2001. Our ability to increase rates in our markets is due to the following:

•	Many workers’ compensation insurers have withdrawn from the markets in which we write premiums as profitability diminished in the workers’ compensation insurance line;

•	Reinsurance rates for workers’ compensation insurers have increased due to (i) reductions in reinsurer’s surplus as a result of the September 11, 2001 terrorist acts against the United States, (ii) recent unprofitability resulting from highly competitive reinsurance pricing, and (iii) settlements related to certain reinsurance treaties written in the late 1990’s. These rate increases have resulted in increased costs for workers’ compensation insurers; and

•	A number of workers’ compensation insurers’ financial ratings have decreased due to reserve adjustments recorded in 2001 and 2000.

Premiums Ceded: Reinsurance agreements allow us to share certain risks with other insurance companies. We purchase reinsurance to protect us from potential losses in excess of the level we are willing to accept. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves without offset by reinsurance recoveries and incur additional expense. We are not aware of any developments with respect to our reinsurers that would result in uncollectible reinsurance balances.

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

     For claims occurring after June 30, 1998 through policy termination on December 31, 2000, and on a runoff basis into 2001, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $300,000 of the deferred gain as a reduction of claim and claim settlement expenses in the first nine months of 2002, $400,000 in each of 2001 and 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $149,000 at September 30, 2002. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however the policy remained in effect in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower-level excess of loss reinsurance policy.

     The following table summarizes the components of premiums ceded (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Premiums ceded under excess of loss treaties:
$25,000 to $300,000 excess of loss policy	$—	$1,470	$—	$6,707
WCRA and other non-Minnesota excess of loss policies	562	1,006	1,426	3,121

Premiums ceded	$562	$2,476	$1,426	$9,828

     Premiums ceded to reinsurers were $562,000 in the third quarter of 2002 compared to $2.5 million in the third quarter of 2001 and were $1.4 million for the nine months ended September 30, 2002 compared to $9.8 million for the same period in 2001. As a percent of gross premiums earned, premiums ceded decreased to 3.6% in the third quarter of 2002 compared to 10.6% for the third quarter of 2001 and decreased to 3.0% for the nine months ended September 30, 2002 from 13.0% for the same period in 2001. Premiums ceded for the three and nine month periods ended September 30, 2002 include a $350,000 and $1.0 million reduction in excess of loss premiums ceded, respectively resulting from a change in estimated reinsurance cost recorded in the second and third quarters of 2002. Premiums ceded for the three and nine month periods ended September 30, 2001 include premiums ceded under a lower layer excess of loss policy that was no longer in force in 2002.

Premiums Earned Outlook: The outlook for gross premiums earned and premiums ceded for the remainder of 2002 includes the following factors:

•	We expect that: (i) closure of our regional offices in Missouri and New England, and (ii) any remaining policies targeted for non-renewal or re-underwriting during 2002 will put downward pressure on premiums in force over the remainder of 2002. We expect premium rate increases on renewing policies and new business written will mitigate this pressure. We further expect that renewal premium rates will continue to increase for the remainder of 2002; however, the ultimate increase is unknown at this time. The ultimate effect of the downgrade in our A. M. Best rating on our ability to write new and renewal business, while negligible for the first nine months of 2002, is unknown at this time; and

•	We expect that premiums ceded under excess of loss policies will decrease as a percent of gross premiums earned when compared to the results attained for 2001 as we will cede no premiums under our terminated $25,000 to $300,000 reinsurance agreement in 2002. This decrease will be partially offset by an increase in premiums ceded in our non-Minnesota markets as our excess of loss reinsurance rate in these markets increased significantly in 2002 as a result of the September 11, 2001 terrorist acts against the United States. We expect this rate will increase significantly in 2003. Excess of loss reinsurance rates as a percent of premium will decrease in 2002 in Minnesota as a result of the premium rate increases we expect to realize in 2003, 2002 and realized in 2001.

Investment Income and Net Realized Investment Gains: Our investment income includes earnings on our investment portfolio and interest on our deposit recoverable. Our net realized investment gains, displayed separately on our Consolidated Statements of Operations, include gains from sales of securities. Through January 2001, we invested entirely in U.S. domiciled investment-grade taxable and tax-exempt fixed maturity investments. In February 2001, we repositioned our portfolio, sold our tax-exempt securities, and purchased taxable securities to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We realized investment gains totaling $1.1 million as a result of this repositioning. In February 2002, we sold certain securities within the portfolio and realized investment gains totaling $1.2 million. In September 2002, we sold our corporate securities to further reduce risk in our portfolio and realized net investment gains of $354,000 in the third quarter of 2002. Further recognition of realized investment gains and losses would depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns. We currently invest entirely in U.S. domiciled investment-grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

     Investment income decreased to $1.2 million in the third quarter of 2002 from $1.6 million in the third quarter of 2001 and decreased to $4.1 million for the nine months ended September 30, 2002 from $4.8 million for the same period in 2001 as our investment portfolio decreased to $80.4 million at September 30, 2002 from $95.1 million at September 30, 2001 and our investment yields decreased. Our investment portfolio decreased due to decreases in net cash provided by operating activities in 2002 and 2001, resulting primarily from (i) reduced premiums in force and premiums written, (ii) timing differences between paying premiums ceded and recovering paid claim and claim settlement expenses under our reinsurance programs and our contract with St. Paul Re., (iii) the receipt of premiums and the payment of claim and claim settlement expenses, and (iv) net cash provided by lower investment income. Investment yields decreased to 5.3% for the nine months ended September 30, 2002 from 6.2% for the nine months ended September 30, 2001. The investment yields realized in future periods would be affected by yields attained on new investments. Investment income includes $171,000 of interest on our deposit recoverable for the third quarter of 2002 compared to $127,000 for the same period in 2001 and includes $736,000 for the nine months ended September 30, 2002 compared to $288,000 for the same period in 2001.

     We recognized net realized investment gains totaling $1.8 million in the first nine months of 2002: (i) $1.2 million resulting from the sales of certain securities within the portfolio, (ii) $300,000 from the sale of an investment we had previously written down by $500,000 in 2000, and (iii) $354,000 from repositioning out of corporate securities to further reduce risk in our portfolio. Net realized investment gains totaled $1.1 million in the first nine months of 2001 as a result of selling our tax-exempt securities and repositioning the portfolio into taxable securities.

     Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2002 will be affected by the following:

•	Funds from our operating cash flows and investment cash flows have historically provided growth in our investment portfolio; however, these net cash flows decreased significantly in recent years as we focused on closing old claims, by paying earlier to close those claims. Combined with decreased premiums in force, we have used cash and decreased funds in our investment portfolio. Cash flows for the remainder of 2002 may be adversely affected by: (i) premiums ceded net of reinsurance reimbursements under our quota share treaty, and (ii) decreases in cash flows resulting from claim payments on claims from 2002 and prior years exceeding cash flows from our premiums as we reduce our premiums in force and premiums earned in 2002;

•	Further recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

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

     Claim and claim settlement expenses decreased to $10.3 million in the third quarter of 2002 from $16.0 million in the third quarter of 2001 and decreased to $33.3 million for the nine months ended September 30, 2002 from $54.9 million for the same period in 2001. As a percent of gross premiums earned, claim and claim settlement expenses decreased to 65.5% for the third quarter of 2002 from 68.5% for the third quarter of 2001 and decreased to

69.5% for the nine months ended September 30, 2002 from 72.8% for the same period in 2001. These changes are due to the following:

•	Gross premiums earned decreased significantly due to (i) decreased premiums in force and (ii) final audit reductions totaling $239,000 and $1.5 million premiums for the the three and nine month periods ending September 30, 2002 compared to increases of $928,000 and $2.0 million for the same periods in 2002 resulting in corresponding decreases in claim and claim settlement expenses and a distorted percent of gross premiums earned;

•	In March 2002, the Minnesota State legislature changed the way the commissioner will assess self-insured employers and insurers for estimated liabilities and administrative expenses of the State’s Special Compensation Fund (SCF). We recorded a $3.0 million reduction in this accrual and a corresponding reduction in claim and claim settlement expenses to reflect this legislative change in the first quarter of 2002.

•	We reduced claim and claim settlement expenses by $1.3 million in the third quarter of 2002 to reflect favorable development of 2001 and prior year claims. This compares to recording a $1.9 million increase in claim and claim settlement expenses in the second quarter of 2001 as well as a $3.6 million increase in the first quarter of 2001 to reflect strengthening of 2000 and prior accident year reserves due to unfavorable claims experience in 2001. No such adjustments were recorded for 2002;

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreements totaling $2.3 million in the third quarter of 2001 and $13.0 million for the nine months ended September 30, 2001 resulting in corresponding reductions in claim and claim settlement expenses in the third quarter and first nine months of 2001. No such benefit was recorded in 2002;

•	We increased renewal premium rates an average of 10.0% in the first nine months of 2002, 19.2% in 2001 and 11.7% in 2000 compared to premium rates for the same periods in 2001, 2000 and 1999, respectively, reversing a trend of continued rate declines during years prior to 2000; and

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2002 as compared to accident year 2001 resulting from inflationary pressures. This continues to be offset somewhat by the effects of provider agreements that we negotiated during 1998.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) frequency and severity experienced in future periods in our policyholder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

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

     The following table summarizes policy acquisition costs (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Commission expense	$1,103	$1,754	$3,201	$5,642
Premium tax expense	299	455	762	1,458
Other policy acquisition costs	412	938	1,645	3,238

Policy acquisition costs	$1,814	$3,147	$5,608	$10,338

     Policy acquisition costs decreased significantly to $1.8 million in the third quarter of 2002 from $3.1 million in the third quarter of 2001 and decreased to $5.6 million for the nine months ended September 30, 2002 from $10.3 million for the same period in 2001. As a percent of gross premiums earned, policy acquisition costs decreased to 11.6% in the third quarter of 2002 from 13.4% in the third quarter of 2001 and decreased to 11.7% for the nine months ended September 30, 2002 from 13.7% for the same period in 2001. The decrease in the third quarter of 2002 reflects the following:

•	Gross premiums earned decreased significantly in the three and nine month periods ending September 30, 2002 compared to the same periods in 2001 resulting in corresponding decreases in policy acquisition costs;

•	Commission expense decreased to 7.0% of gross premiums earned in the third quarter of 2002 from 7.5% in the third quarter of 2001 and decreased to 6.7% of gross premiums earned for the nine months ended September 30, 2002 compared to 7.5% for the same period in 2001. In the first nine months of 2002, our renewal business, on which we pay lower commission rates, significantly outpaced our new business. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense was 1.9% of gross premiums earned in the third quarters of 2002 and 2001 and decreased to 1.6% of gross premiums earned for the nine months ended September 30, 2002 compared to 1.9% for the same period in 2001 as we adjusted premium tax accruals in the first quarter of 2002 after completing premium tax returns; and

•	Other policy acquisition costs decreased to 2.6% of gross premiums earned in the third quarter of 2002 compared to 4.0% in the third quarter of 2001 and decreased to 3.4% of gross premiums earned for the nine months ended September 30, 2002 compared to 4.3% for the same period in 2001. Other policy acquisition costs reflect the benefit of personnel reductions in 2002 as well as changes in estimated accrual amounts recorded in the second quarter of 2002.

Policy Acquisition Cost Outlook: We expect that policy acquisition costs will remain consistent as a percent of gross premiums earned with the results from the first nine months of 2002 for the remainder of 2002.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, margin fees on our contract with St. Paul Re., certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses decreased to $2.4 million in the third quarter of 2002 from $3.8 million in the third quarter of 2001 and decreased to $8.0 million for the nine months ended September 30, 2002 from $10.9 million for the same period in 2001. As a percent of gross premiums earned, general and administrative expenses decreased to 15.2% in the third quarter of 2002 from 16.1% in the third quarter of 2001 and increased to 16.8% for the nine months ended September 30, 2002 from 14.5% for the same period in 2001. While general and administrative expenses are expected to decrease significantly in 2002 when compared to 2001, as a percentage of gross premiums earned, general and administrative expenses are expected to increase as (i) we have less premium and we continue to manage a large base of claims, and (ii) we will have less premium to cover our relatively fixed costs. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

     During the fourth quarter of 2001, we recorded pre-tax restructuring charges totaling $2.0 million to general and administrative expenses in the Consolidated Statements of Operations. These charges included costs associated with our decision to close our Missouri and New England regional offices, as well as our Brainerd, Minnesota and Overland Park, Kansas satellite offices. We anticipated that 38 employees in our regional offices, 17 employees in our satellite offices and 2 employees in our Home Office would be affected by these closures. The restructuring charge amount included $715,000 of severance pay and benefits of which $698,000 was paid by September 30,

2002. Additionally, the restructuring charge included office and equipment lease costs totaling $684,000 of which $259,000 was paid by September 30, 2002, and furniture and equipment disposals and other costs totaling $600,000, which had all been disposed by September 30, 2002. The remaining accrual balance for severance pay and benefits, office and equipment lease costs and furniture and equipment disposals and other costs was $1.8 million at December 31, 2001, of which $1.4 million was paid or disposed of through September 30, 2002.

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

Interest Expense: We incurred interest charges on our Term Loan in the first nine months of 2002 and 2001.

     The Term Loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the Term Loan. We paid interest at rates ranging from 4.61% to 5.33% on the outstanding balance of our Term Loan in the third quarter of 2002 compared to 6.50% to 8.57% in 2001. Interest expense decreased to $38,000 in the third quarter of 2002 from $121,000 in the third quarter of 2001 and decreased to $137,000 for the first nine months of 2002 compared to $403,000 for the first nine months of 2001 as a result of the decrease in interest rate, $2.5 million in principal payments in the first nine months of 2002 and $2.5 million in principal payments in 2001.

Interest Expense Outlook: Interest expense is expected to decrease for the remainder of 2002 as a result of the $2.5 million in principal payments made in the first nine months of 2002. Total interest expense is expected to decrease to approximately $164,000 in 2002 from $511,000 in 2001 as a result of principal reductions in 2002 and 2001 and a decrease in the interest rate assessed.

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

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.1 million valuation allowance (allowance) against deferred tax assets resulting in a corresponding increase in income tax expense as a result of this analysis. This allowance: (i) decreased by $1.0 million in the first quarter of 2002 as a result of the income we earned in that quarter, (ii) decreased by $1.3 million in the third quarter of 2002 as our federal refund exceeded our recorded receivable and deferred tax asset, and (iii) decreased further through the third quarter by $554,000 as a result of the income we earned in the first nine months of 2002. We expect any remaining deferred tax assets, net of the allowance, at September 30, 2002, to be realized as a result of the future income and the reversal of existing taxable temporary differences. No allowance was provided against the deferred tax assets recorded in the third quarter of 2001.

     Under the first provision of the Job Creation and Worker Assistance Act of 2002, signed into law in March 2002, we are allowed to carry-back our 2001 net operating loss for five years, to 1996, instead of two years under previous law. We filed our tax return tax return in September 2002, which indicated a refund totaling approximately $3.3 million as a result of this Federal legislative change from carrying-back our 2001 loss.

     Income tax benefit for the three months ended September 30, 2002 included the following: (i) a $1.3 million benefit as our expected federal tax refund exceeded our refund receivable and recorded deferred tax asset, (ii) a $425,000 benefit resulting from reducing the allowance as we realized favorable claim reserve development during the quarter, and (iii) decreased further by $259,000 as we further reduced the allowance as a result of the income we earned during the quarter. Income tax expense for the first nine months of 2002 included the items recorded in the third quarter as well as a $1.0 million benefit from reducing the allowance related to recognizing a $3.0 million benefit from the SCF. After excluding the effects of the benefits from reducing the allowance, income tax expense was $782,000 in the third quarter of 2002 compared to a benefit of $53,000 in the third quarter of 2001, and the income tax expense was $2.0 million for the nine months ended September 30, 2002 compared to an income tax benefit of $647,000 for the same period in 2001. As a percent of income before income taxes, the income tax expense before any benefit from reducing the allowance was 34% of the income before income taxes in the third quarter of 2002 compared to 34.0% of the loss before income taxes in the third quarter of 2001 and was 34% of the income before income taxes for the nine months ended September 30, 2002 compared to 38.9% of the loss before income taxes for the same period in 2001. The income tax expense percentages in 2002 and 2001 have been affected by (i) changes in the allowance, (ii) our income or loss from operations, (iii) changes in taxable net income from the insurance organization (ACIC) which is subject to only federal income taxes, and (iv) changes in tax-exempt municipal income.

Income Tax Outlook: Income tax expense will vary based on: (i) our results from operations we recognize for the remainder of 2002, and (ii) changes in our analysis of the allowance recorded during 2002. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at September 30, 2002 included only mortgage-backed securities (42.3%) and U.S. government securities (57.7%) after we sold our corporate securities in September 2002 to reduce risk in our portfolio. Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In February 2002, we sold select securities within the portfolio and realized investment gains totaling $1.2 million. In February 2001, we recognized gains totaling $1.1 million as we repositioned our portfolio by selling our tax-exempt securities and repurchased taxable fixed maturity investments to increase our after-tax yield. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. We do not invest in derivative securities.

     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid reduced by payments for reinsurance premiums and amounts due on our contract with St. Paul Re. as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Prior to 1999, we generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2001, 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force in 1998, 1999 and 2000 and decreasing premiums since that time, our cash flows from differences in timing have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly reinsurance premiums under that agreement. We expect that reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement will offset similar payments to claimants for those years for the remainder of 2002. We expect that cash will be subject to the following for the remainder of 2002: (i) cash decreases as we pay claims for 2002 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2002 premiums in force and premiums earned decreased through September 30, 2002, and (ii) net outflows from amounts paid under the St. Paul Re. Contract offset by reimbursements under that contract for claims paid for the remainder of 2002. Our investment portfolio decreased $14.7 million to $80.4 million at September 30, 2002 from $95.1 million at September 30, 2001, as a result of these factors.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes in accumulated other comprehensive (loss) income. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. In 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. This security was sold in January 2002 and the write-down was reversed resulting in a net realized gain of $300,000. Prevailing market interest rates decreased slightly since December 31, 2001, and when combined with the sale of select securities to realize gains to increase statutory surplus, resulted in a $3.5 million unrealized gain on investments at September 30, 2002 compared to a $1.2 million unrealized gain at December 31, 2001.

Unpaid Claim and Claim Settlement Expenses

Our unpaid claim and claim settlement expenses represent established, primarily undiscounted reserves for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred through September 30, 2002. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments. Due to commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and accordingly supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry. We have reduced the unpaid claim and claim settlement expenses for estimated subrogation recoveries.

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

     Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for (i) claim and claim settlement expenses, (ii) reinsurance, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Term Loan. Prior to 1999, we generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 beginning in mid-1998 through runoff in 2001, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. In 2002, we expect that reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement will offset similar payments to claimants for those years. We further expect that cash will decrease for the remainder of 2002 as (i) we pay claims for 2002 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2002 premiums in force and premiums earned decreased through September 30, 2002, and (ii) we expect that amounts paid under our St. Paul Re. contract will result in net cash outflows for the remainder of 2002 and reimbursements under the contract for claims paid will partially offset payments to claimants for the remainder of 2002. Available cash is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash and a money market fund that invest primarily in short-term government securities.

     Cash used in operating activities for the nine months ended September 30, 2002 was $2.5 million. This is primarily a result of net income of $6.3 million, a decrease of $2.0 million in unearned premiums, net of premiums receivable, a decrease of $15.5 million in amounts due from reinsurers, and depreciation and amortization expense of $734,000 offset by a $10.2 million increase in the deposit recoverable, a decrease of $13.4 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, realized capital gains totaling $1.8 million, and a decrease of $3.1 million in accrued expenses and other liabilities. Net cash provided by investing activities was $12.2 million due to $72.5 million in proceeds from sales of securities offset by $60.1 million in purchases of securities and $116,000 in purchases of fixed assets. Net cash used in financing activities was $2.5 million due to principal payments on our note payable in the first nine months of 2002.

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

     State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 2002, without regulatory approval, is approximately $1.9 million. ACIC has never paid a dividend to us and we intend to retain capital in the insurance subsidiary. We cannot predict at this time what effect, if any, changes resulting from the revision to our statutory surplus, leverage and other financial ratios may have on our regulators or rating agencies.

     We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, stock repurchases and debt service on our outstanding term note and capital expenditures for the next 12 months.

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

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.6 million.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At September 30, 2002, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

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

Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued SFAS No. 141, “Business Combinations”; SFAS No. 142, “Goodwill and Other Intangible Assets”; SFAS No. 143, “Accounting for Asset Retirement Obligations”; SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”; SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statements No. 13, and Technical Correction”; and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” since July 2001. After reviewing these pronouncements, we have determined that adoption of these statements is not expected to have an effect on our consolidated results of operations and financial position.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to Disclosures about Market Risk is contained in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” under Item 2 of this Report on Form 10-Q and is incorporated herein by reference.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, J. Alexander Fjelstad III, and Chief Financial Officer, Jeffrey B. Murphy, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits

Exhibit 11 —	STATEMENT REGARDING COMPUTATION OF BASIC AND DILUTED NET INCOME PER SHARE

Exhibit 99.1 —	CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO § 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)	Listing of Reports on Form 8-K

               On September 19, 2002, the Company filed a Current Report on Form 8-K dated September 12, 2002 that on September 12, 2002, Deloitte and Touche LLP resigned as the independent certified public accountants for the Company.

               On September 19, 2002, the Company filed a Current Report on Form 8-K dated September 13, 2002 to report that in a letter dated September 13, 2002, Nasdaq notified the Company that its stock had closed below the minimum per share bid requirement for continued listing on the Nasdaq National Market and that the Company has 90 days or until December 12, 2002 to regain compliance with this requirement.

               On October 7, 2002, the Company filed a Current Report on Form 8-K dated October 7, 2002 to report that it had engaged Ernst & Young LLP as the independent certified public accountants for the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: November 19, 2002	By	/s/ J. Alexander Fjelstad, III

J. Alexander Fjelstad, III President and Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2002	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, J. Alexander Fjelstad III, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RTW, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002	By	/s/ J. Alexander Fjelstad, III

J. Alexander Fjelstad, III President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jeffrey B. Murphy, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RTW, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net Income Per Share	28

99.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002	29