Form 10-K/A
period 2001-12-31
RTW INC /MN/
filed 2003-03-26
CIK 915781

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

PART I
ITEM 1. BUSINESS
Executive Officers of the Registrant
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EX-10.1 Employment Agreement - David C. Prosser
EX-10.2 Employment Agreement - J. Fjelstad III
EX-10.3 Employment Agreement - A. LaTendresse
EX-10.8 Description - 2002 Profit Sharing Program
EX-10.10.1 Description - Reinsurance Agreement
EX-10.12 Election Form for Reinsurance Agreement
EX-10.13 Workers' Compensation Quota Contract
EX-10.13.1 Workers' Compensation Confirmation
EX-10.14.3 Third Amendment to Credit Agreement
EX-10.14.4 Fourth Amendment to Credit Agreement
EX-11 Statement re: Computation of Loss Per Share
EX-23 Consent of Ernst & Young LLP
EX-23.1 Consent of Deloitte & Touche LLP

PART I

THE INFORMATION SET FORTH BELOW AMENDS AND RESTATES IN ITS ENTIRETY THE
REGISTRANT’S PREVIOUSLY FILED ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR
ENDED DECEMBER 31, 2001.

ITEM 1. BUSINESS

Overview

     RTW, Inc. (the Company) provides comprehensive management products and services to employers for their workers’ compensation programs in Minnesota, Wisconsin, South Dakota, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island and Maine. The Company announced that it would close its regional offices in Missouri and Massachusetts in the fourth quarter of 2001. Beginning February 2002, the Company began to non-renew all policies in its Missouri and Massachusetts regions and will run off expiring policies in these regions through January 2003. The Company has also obtained licenses but is not operating in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas and Oklahoma. The Company believes its proprietary management approach substantially reduces wage replacement costs and medical expenses resulting from workplace injuries. The Company focuses on controlling costs by returning injured employees to work as soon as possible and by actively managing all participants in the workers’ compensation system, including employers, employees and medical care providers, as well as legal and judicial participants in the workers’ compensation system. Elements of the Company’s management approach include:

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

     Estimated insurance premiums totaled approximately $24.8 billion nationwide in 1999. This $24.8 billion includes: (i) the traditional or private residual market, estimated at $22.1 billion, including commercial insurers and state-operated assigned risk pools established for high risk employers, and (ii) state funds, estimated at $2.7 billion, operated in states in order to increase competition and stabilize the market.

     Indemnity payments, established by legislative action, have risen, in part because of higher wage levels and increased state mandated benefits. Medical expenses have also increased due to the general rise in the cost of health care and the statutory requirement that employers provide coverage for all compensable medical costs, without any co-payment by the employee. The Company believes the most significant factor affecting the cost of workers’ compensation, however, results from incentives in the system for injured employees to remain away from work and to continue collecting indemnity payments and receiving medical treatment beyond the point that is necessary.

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

Reinsurance

     The Company shares the risks and benefits of the insurance it underwrites through reinsurance. The Company purchases reinsurance to protect it from potential losses in excess of the level management is willing to accept. The Company purchases excess of loss reinsurance that limits its per-incident exposure.

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

     J. Alexander Fjelstad III rejoined the Company in December 2001 as President and Chief Executive Officer and Director after serving as President and Chief Executive Officer of Headwater Systems, a manufacturer of radio frequency identification devices, from March 1999 through December 2001. Mr. Fjelstad initially joined the Company in 1989 as a Vice President, served as Chief Operating Officer beginning in 1993 and became Chief Operating Officer - Marketing and Underwriting in October 1996 through his departure in 1998. Mr. Fjelstad was a Director of the Company from 1989 to February 1999. He is a member of the Chartered Property and Casualty Underwriters and the American Institute for Property and Liability Underwriters.

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

     Patricia M. Sheveland was appointed to Vice President — Case and Claims Management in January 2002. Ms. Sheveland joined RTW in April 1990 and has held various management positions of increasing importance including General Manager of Operations in our Colorado regional office and Director of Operations for our Colorado, Michigan and Massachusetts regions. Prior to joining RTW, Ms. Sheveland worked as an Occupational Nurse for Kmart Corporation.

     Keith D. Krueger joined the Company in September 1998 as the Director of Underwriting and Pricing for the Company’s Minnesota regional office. He was promoted to director of Underwriting Services for the Company’s Home Office in October 1999 until being promoted to Vice President — Underwriting and Sales in March 2002. Prior to joining the Company, Mr. Krueger was a Commercial Lines Underwriting Manager for Citizens Security Mutual Insurance from June 1997 to August 1998. From March 1995 to May 1997, Mr. Krueger was Vice President - Underwriting and Marketing for American West Insurance.

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

David R. Hubers	For:	6,563,989
	Withheld:	823,015
Steven M. Rothschild	For:	6,563,089
	Withheld:	823,915
David C. Prosser	For:	7,253,150
	Withheld:	133,254

     On December 12, 2001, Mr. Hubers and Mr. Rothschild resigned as directors of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	1997	1998	1999	2000	2001

	(In thousands, except per share data)				(Revised)
Total revenues	$88,263	$90,152	$77,812	$83,299	$95,723
Income (loss) from operations	9,446	(10,485)	8,357	(14,780)	(15,761)
Net income (loss)	5,799	(7,081)	6,167	(9,708)	(25,215)
Basic income (loss) per share	0.49	(0.59)	0.50	(0.89)	(2.45)
Diluted income (loss) per share	0.48	(0.59)	0.50	(0.89)	(2.45)
Premiums in force at year end	78,400	82,100	87,200	99,400	83,700
Total assets	142,997	172,934	176,511	194,535	218,307
Notes payable	4,875	2,461	—	7,000	4,500
Total shareholders’ equity	58,357	52,618	55,565	38,736	14,222

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Accounting Policies — Our significant accounting policies are summarized in Note 1 — “Summary of Significant Accounting Policies” to our accompanying consolidated financial statements. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims; (iii) policy acquisition costs; and (iv) investments. These accounting policies are further discussed in detail within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Summary — This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with the Consolidated Financial Statements at December 31, 2001.

The following table provides an overview of our key operating results (000’s, except per share amounts):

	Year Ended December 31,

	2001	2000	1999

	(Revised)
Gross premiums earned	$97,420	$95,878	$89,226
Premiums earned	86,057	78,154	71,218
Claim and claim settlement expenses	80,103	72,429	43,323
Net (loss) income	(25,215)	(9,708)	6,167
Diluted net (loss) income per share	(245)	(0.89)	0.50

     RTW reported an increase in gross premiums earned to $97.4 million in 2001 from $95.9 million in 2000. Total revenues increased in 2001 to $95.7 million from $83.3 million in 2000 due to a decrease in amounts ceded to our $25,000 to $300,000 excess of loss reinsurance policy that ran off in 2001.

     We reported a net loss of $25.2 million in 2001 compared to a net loss of $9.7 million in 2000 and net income of $6.2 million in 1999. We reported basic and diluted net loss per share of $2.45 in 2001 compared to basic and diluted net loss per share of $0.89 in 2000 and basic and diluted net income per share of $0.50 in 1999. The primary factors affecting our 2001 operating results included the following:

•	Our gross premiums earned increased slightly in 2001 from 2000, due primarily to a 4.7% increase in average premiums in force to $95.2 million for 2001 from $90.9 million in 2000;

•	Premiums earned increased in 2001 from 2000. Premiums earned were significantly reduced by premiums ceded under an excess of loss reinsurance agreement, effective for claims occurring on or after July 1, 1998, that was in runoff in 2001. Premiums ceded in 2001 include $7.3 million in premiums ceded under the excess of loss reinsurance agreement, compared to $13.4 million and $13.3 million of excess of loss premiums ceded in 2000 and 1999, respectively.

•	Claim and claim settlement expenses increased to 93.1% of premiums earned for 2001 from 92.7% for 2000. See further discussion under “Claim and Claim Settlement Expenses.”

•	As disclosed in Note 2, “Revision of Financial Statements”, in our accompanying consolidated financial statements, we have revised the accounting for our contract with St. Paul Re (SPR). We had previously accounted for the contract using reinsurance accounting standards and have revised our accompanying consolidated financial statements to reflect the application of deposit accounting on the SPR contract. Deposit accounting for this contract required us to record margin expense at 4.75% of premiums ceded to SPR and interest income on the fund balance at an amount equal to the quarter-end U.S. Treasury Bill rate less 25 basis points. The change in accounting decreased premiums ceded and increased investment income, claim and claim settlement expenses, policy acquisition costs and general and administrative expenses. The revised accounting increased the 2001 net loss by $1.5 million, and

•	At December 31, 2001, we established a $14.5 million valuation allowance against deferred tax assets resulting in a corresponding increase in income tax expense. No valuation allowance was provided against the deferred tax assets recorded in 2000 or 1999.

     We expect 2002 premiums in force to decrease significantly from levels in 2001 as a result of the downgrade in our A.M. Best rating and the closure of our regional offices in Missouri and Massachusetts. We also anticipate that we will operate in an environment of continuing premium rate increases in our markets in 2002. We will focus on achieving profitability in all our remaining regional markets by: (i) aggressively managing and closing claims, (ii) improving our underwriting, including reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

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

RESULTS OF OPERATIONS

     Total revenues: Our total revenues include premiums earned, investment income, net realized investment gains (losses) and other income. The following table summarizes the components of our revenues and premiums in force (000’s):

	Year Ended December 31,

	2001	2000	1999

	(Revised)
Gross premiums earned	$97,420	$95,878	$89,226
Premiums ceded	(11,363)	(17,724)	(18,008)

Premiums earned	86,057	78,154	71,218
Investment income	6,415	5,752	6,510
Net realized investment gains (losses):
Realized investment gains	1,225	26	108
Realized investment losses	(62)	(633)	(24)

Net realized investment gains (losses)	1,163	(607)	84
Other income	2,088	—	—

Total revenues	$95,723	$83,299	$77,812

	Year Ended December 31,

Premiums in force by regional office at year-end	2001	2000	1999

Minnesota	$26,700	$33,800	$31,500
Colorado	13,100	16,000	14,000
Missouri	10,300	13,400	15,000
Michigan	21,700	18,600	11,500
Massachusetts	11,900	17,600	15,200

Total premiums in force	$83,700	$99,400	$87,200

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

Premiums Ceded: Reinsurance agreements allow us to share certain risks with other insurance companies. We purchase reinsurance to protect us from potential losses in excess of the level we are willing to accept. Our primary reinsurance is excess of loss coverage that limits our per-incident exposure. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves. We are not aware of any developments with respect to our reinsurers that would result in uncollectible reinsurance balances.

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We ceded Minnesota claims in excess of $330,000, $310,000 and $290,000 per occurrence during 2001, 2000 and 1999, respectively, to the WCRA. In our non-Minnesota states, our per-incident exposure was $300,000 in 2001, 2000 and 1999. We purchased this non-Minnesota coverage from a single reinsurer. In 2002, the non-Minnesota coverage is capped at $20.0 million per occurrence, no longer includes statutory limit coverage and further excludes claims resulting from acts of terrorism.

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

The following table summarizes the components of premiums ceded (000’s):

	Year Ended December 31,

	2001	2000	1999

	(Revised)
Excess of loss reinsurance premiums:
$25,000 to $300,000 excess of loss policy	$(7,297)	$(13,442)	$(13,290)
WCRA and other non-Minnesota excess of loss policies	(4,066)	(4,282)	(4,718)

Premiums ceded	$(11,363)	$(17,724)	$(18,008)

     Premiums ceded to reinsurers decreased to $11.4 million in 2001 from $17.7 million in 2000. The decrease in premiums ceded resulted primarily from the run-off of premiums ceded under our $25,000 to $300,000 excess of loss reinsurance policy.

     Premiums ceded to reinsurers decreased to $17.7 million in 2000 from $18.0 million in 1999. This decreased cost resulted from an excess of loss premium rate decrease in Minnesota in 2000 compared to 1999. This cost decrease was partially offset by increased excess of loss costs resulting from increased premiums earned in non-Minnesota states.

2002 Outlook: The 2002 outlook for gross premiums earned and premiums ceded include the following factors:

•	We expect that: (i) the downgrade in our rating to B- from A.M. Best; (ii) closure of our regional offices in Massachusetts and Missouri, and (iii) policies targeted for non-renewal or re-underwriting during 2002 will result in a significant decrease in premiums in force in 2002. Premium rate increases on new and renewing policies will partially offset these decreases. We expect that renewal premium rates will continue to increase in 2002; however, the ultimate increase is unknown at this time. Overall, we expect premiums in force and gross premiums earned to decrease significantly in 2002.

•	We expect that premiums ceded under excess of loss policies will decrease as a percent of gross premiums earned when compared to the results attained for 2001 as we will cede no premiums under our terminated $25,000 to $300,000 reinsurance agreement in 2002. This decrease will be partially offset by an increase in premiums ceded in our non-Minnesota markets as our excess of loss reinsurance rate in these markets increased significantly in 2002 as a result of the September 11, 2001 terrorist acts against the United States. Excess of loss reinsurance rates as a percent of premium will decrease in 2002 in Minnesota as a result of the premium rate increases we expect to realize in 2002 and realized in 2001.

Investment Income and Net Realized Investment Gains (Losses): Our investment income includes earnings on our investment portfolio and interest on our deposit receivable. Our net realized investment gains (losses), displayed separately on our accompanying Consolidated Statements of Operations, include gains and losses from sales of securities. In 2000 and through January 2001, we invested entirely in U.S. domiciled investment-grade taxable and tax-exempt fixed maturity investments. In February 2001, we repositioned our portfolio and sold our tax-exempt securities, purchasing taxable securities to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We currently invest entirely in U.S. domiciled investment-grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

     Investment income increased slightly to $6.4 million in 2001 from $5.8 million in 2000. Investment income increased slightly as a result of repositioning our portfolio entirely into taxable securities that earn a higher pre-tax rate of return offset by a reduction in the funds available for investment to $89.2 million at December 31, 2001 from $96.8 million at December 31, 2000 and from recording $518,000 of interest earned on our deposit receivable. Funds available for investment decreased due to decreased net cash provided by operating activities, resulting primarily from (i) the difference in timing between the receipt of premiums, the payment of premiums ceded under our reinsurance agreements, the payment of claim and claim settlement expenses and the recovery of paid claim and claim settlement expenses under our reinsurance programs, and (ii) net cash provided by investment income. Tax-adjusted investment yields were 6.1% in 2001 compared to 6.6% in 2000. The investment yields realized in future periods will be affected by yields attained on new investments.

     Investment income decreased 11.6% to $5.8 million in 2000 from $6.5 million in 1999. Investment income decreased due to: (i) reduced funds available for investment, and (ii) an increase in the percent of tax-exempt securities held in our portfolio. Funds available for investment decreased to $96.8 million at December 31, 2000 from $108.1 million at December 31, 1999, due to decreased net cash provided by operating activities, resulting primarily from: (i) the difference in timing between the receipt of premiums, the payment of premiums ceded under our reinsurance agreements, the payment of claim and claim settlement expenses and the recovery of paid claim and claim settlement expenses under our reinsurance programs, and (ii) net cash provided by investment income. Tax-exempt securities, which earn lower pre-tax rates than taxable securities but are comparable on a tax-adjusted basis, increased to 57.5% of our investment portfolio at year-end 2000 compared to 56.3% at year-end 1999. Tax-adjusted investment yields were 6.6% in 2000 and 1999.

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

2002 Outlook: Barring significant changes in interest rates or operational cash flows, we expect the 2002 pre-tax yield from our investment portfolio to be affected by the following:

•	Funds from our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Cash flows will be adversely affected by: (i) premiums ceded under our St. Paul Re contract, and (ii) decreases in cash flows resulting from claim payments on claims from 2002 and prior years as we reduce our 2002 premiums in force and premiums earned in 2002 and result in the use of cash in 2002.

•	In February 2002, we again repositioned our portfolio to realize investment gains. We recognized gains totaling $1.1 million as a result of this repositioning. Further recognition of realized gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns; and

•	New and renegotiated reinsurance treaties may reduce our future cash flow and future investment income.

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

Claim and Claim Settlement Expenses: Claim expenses refer to medical and indemnity benefits that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the accompanying Consolidated Statements of Operations.

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

     Claim and claim settlement expenses increased to $80.1 million in 2001 from $72.4 million in 2000. As a percent of premiums earned, claim and claim settlement expenses increased to 93.1% in 2001 from 92.7% in 2000. These changes are due to the following:

•	The 2001 results include a $7.7 million increase in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2000 results which include a $15.9 million increase in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses increased in 2001 due to the following: (i) we increased the estimated liability for second injury funds and our mandatory participation in state and national assigned risk pool operating results for states in which we operate, (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population, and (iii) we increased the estimated liability for claims in our closed Missouri and Massachusetts regions.

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

     Claim and claim settlement expenses increased to $72.4 million in 2000 from $43.3 million in 1999. As a percent of premiums earned, claim and claim settlement expenses increased to 92.7% in 2000 from 60.8% in 1999. These changes are due to the following:

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreement totaling $21.8 million in 2000 including $400,000 amortized from a deferred retrospective reinsurance gain resulting in a corresponding reduction in 2000 claim and claim settlement expenses. These amounts compared to our 1999 results which include an estimate of ceded paid and unpaid claim and claim settlement expenses totaling $22.0 million and $740,000 amortized from the deferred retrospective reinsurance gain;

•	The 2000 results include a $15.9 million increase in prior years’ reserves for unpaid claim and claim settlement expenses to reflect unfavorable development of prior period claims compared to the 1999 results which include an $8.1 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses reflecting favorable development of prior period claims. Our year-end actuarial review of loss reserves in 2000 indicated an increase in the cost incurred or developing in connection with older claims, particularly in Minnesota where we have been writing policies since 1992. Given this indication, we adjusted our actuarial assumptions to reflect this change in loss experience resulting in the increase in reserves;

•	We increased renewal premium rates an average of 11.7% in 2000, reversing a trend of continued rate declines in 1999 and prior years; and

•	Claim costs continued to increase in 2000 compared to 1999 due to increasing medical and indemnity costs. This was offset somewhat by the effects of provider agreements that we negotiated during 1998.

2002 Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increased premium rates will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premium earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

The ultimate result of the above factors on 2002 claim and claim settlement expenses as a percent of premiums earned is unknown at this time.

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

The following table summarizes policy acquisition costs (000’s):

	Year Ended December 31,

	2001	2000	1999

	(Revised)
Commission expense	$7,378	$7,537	$7,145
Premium tax expense	1,888	1,933	1,798
Other policy acquisition costs	4,463	4,207	4,847
Ceding commissions resulting from adjustments to claim and claim settlement estimates for our 1992 to 1994 accident years	261	460	321

Policy acquisition costs	$13,990	$14,137	$14,111

     Policy acquisition costs decreased slightly to $14.0 million in 2001 from $14.1 million in 2000 and 1999. As a percent of gross premiums earned, policy acquisition costs decreased to 14.4% in 2001 compared to 14.7% in 2000 and 15.8% for 1999. The decrease in 2001 reflects the following:

•	Commission expense decreased to 7.6% of gross premiums earned in 2001 from 7.9% in 2000 and 8.0% in 1999. The decreased commission percentages in 2001 and 2000 are the result of: (i) a focus on reducing commissions paid on new business in our non-Minnesota states and (ii) increased renewal premiums on which we pay lower commission rates in all our states. Historically, as we entered new markets, we introduced higher commission rates to attract business from established agents. These rates continued through early 1999, but were reduced in 2001 and 2000. We believe the commission rates we pay are marketplace competitive in all our markets;

•	Premium tax expense decreased slightly to 1.9% of gross premiums earned in 2001 from 2.0% of gross premiums earned in 2000 and 1999;

•	Other policy acquisition costs increased slightly to 4.6% of gross premiums earned in 2001 from 4.4% in 2000 and decreased when compared to 5.4% in 1999. Other policy acquisition costs decreased in 2001 and 2000 from levels in 1999 as we focused on improving our underwriting organizational structure resulting in; (i) decreased personnel and overhead costs, and (ii) decreased spending on marketing programs; and

•	We incurred ceding commission expense resulting from adjustments to claim and claim settlement expense estimates for 1992 to 1994 totaling $260,000 in 2001, $460,000 in 2000 and $321,000 in 1999.

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

     Our general and administrative expenses increased to $17.4 million in 2001 from $11.5 million in 2000 and $12.0 million in 1999. As a percent of gross premiums earned, general and administrative expenses increased to 17.9% in 2001 from 12.0% in 2000 and 13.5% in 1999. General and administrative expenses for 2001 include: (i) $2.0 million in margin expenses related to our St. Paul Re contract, (ii) $2.0 million in restructuring charges related to closing our regional offices in Missouri and Massachusetts and closing satellite offices in Brainerd, Minnesota and Overland Park, Kansas; (iii) assessments by state Insurance Guarantee Associations (IGA) totaling $1.1 million in 2001 compared to $236,000 in 2000 and $17,000 in 1999; and (iv) one-time business repositioning costs totaling $470,000 in 2001 and corporate oversight costs related to the efforts of the majority shareholders in seeking a buyer for their shares totaling $1.3 million in 1999. After adjusting for these items, general and administrative expenses increased as a percent of gross premiums earned to 12.1% in 2001 from 11.8% in 2000 and 12.0% in 1999. These decreases reflect:

•	General and administrative expenses continue to improve as a percent of premiums earned, after adjusting for restructuring charges, IGA assessments and one-time charges. We have aggressively managed personnel and other operating costs and expenses to bring operating expenses more in line with revenues. All expenses continue to be managed aggressively and reduced where appropriate, and

•	A reorganization effected in the fourth quarter of 1999 resulted in a net reduction of thirty-three positions. This reorganization reduced costs and centralized and strengthened certain processes late in 1999 and throughout 2000 and 2001.

2002 Outlook: We expect that general and administrative expenses will be affected by the following:

•	We will aggressively manage all operating costs and expenses in 2002;

•	We have no plans to open additional state offices in 2002 and expect to reduce overhead costs as a result of our office closures in 2001; and

•	We expect to realize additional operational efficiency during 2002 through enhancements to our internal processes and procedures, including changes to our operating structure as well as improvements to our internal proprietary computer systems.

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

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.5 million valuation allowance against deferred tax assets resulting in a corresponding increase in income tax expense. We expect the remaining deferred tax assets, net of the valuation allowance, at December 31, 2001 to be realized as a result of the reversal of existing taxable temporary differences in the future. No valuation allowance was provided against the deferred tax assets recorded in 2000 or 1999.

     Income tax expense of $8.9 million in 2001 included the $14.5 million valuation allowance adjustment. After excluding the effects of the valuation allowance, the income tax benefit was $5.6 million in 2001 compared to a benefit of $5.7 million in 2000 and an expense of $1.9 million in 1999. As a percent of (loss) income before income taxes, the income tax (benefit) expense before valuation allowance was 34.7% of the loss before income taxes in

2001 compared to 37.2% of the loss before income taxes in 2000 and 23.8% of income before income taxes in 1999. The income tax benefit percentages in 2001 and 2000 have been affected by: (i) our loss from operations, (ii) establishing a deferred tax valuation allowance, (iii) increased taxable net income from the service organization (RTW) which is subject to both federal and state income taxes, and (iv) changes in tax-exempt municipal income.

2002 Outlook: Income tax expense will vary based on: (i) the income from operations we recognize for 2002, and (ii) the changes in our analysis of the valuation allowance necessary during 2002. The ultimate change is unknown at this time.

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

     Funds from our operating cash flows and investment cash flows have historically provided growth in our investment portfolio. Operating cash flows consist of the excess of premiums collected over claim and claim settlement expenses reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Prior to 1999, we generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2000 and 1999 as we focused on closing old claims, paying earlier to close those claims. Combined with relatively flat premiums in force since December 1998, our cash flows from timing on claims payments have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. Our investment portfolio decreased $7.6 million to $89.2 million at December 31, 2001, from $96.8 million at December 31, 2000, as a result of these factors. We expect positive quarterly cash flow from our $25,000 to $300,000 excess of loss reinsurance agreement in 2002 as we are reimbursed for loss payments to claimants under the policy. This increase in cash flow will be more than offset by: (i) premiums ceded under our St. Paul Re contract and (ii) decreases in cash flows as our 2002 premiums in force and premiums earned decrease and result in the use of cash in 2002.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. In 2000, we recorded a $500,000 cost basis reduction of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. This security was sold in January 2002 and its adjusted cost was used to determine the gain realized in 2002. Prevailing market interest rates decreased in 2001 and 2000 resulting in a $1.4 million unrealized gain on investments in 2001 compared to a $309,000 unrealized gain in 2000.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Our unpaid claim and claim settlement expenses represent reserves established for the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred in 2001 and prior years. The reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at 5.0% in 2001 and 8.0% in 2000. The decrease in the discount rate in 2001 is the result of the general decrease in market interest rates and we use the same rates for determining our statutory liability. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we estimate reserves using established actuarial methods. Both our case and IBNR reserve estimates reflect such variables as past claims experience, current claim trends and prevailing social, economic and legal environments.

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

     We believe our reserves for unpaid claim and claim settlement expenses are adequate to cover the ultimate costs of claim and claim settlement expenses. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Reserves for unpaid claim and claim settlement expenses and assumptions used in their development are continually reviewed. We record adjustments to prior estimates of unpaid claim and claim settlement expenses to operations in the year in which the adjustments are made. See Notes 1 and 6 in the accompanying Consolidated Financial Statements. The following two tables reconcile the beginning and ending insurance reserves, displayed individually for each of the last three years.

     The following table sets forth reserves on a gross (before reinsurance) basis (000’s):

	Year Ended December 31,

	2001	2000	1999

Gross Reserves for Claim and Claim Settlement Expenses:
Gross reserves for claim and claim settlement expenses, beginning of year	$128,841	$99,831	$97,269
Provision increases (decreases) for claim and claim settlement expenses:
Current year	97,510	87,203	79,333
Prior years	31,224	17,930	(11,868)

Total provision	128,734	105,133	67,465
Payments for claim and claim settlement expenses:
Current year	27,024	30,190	27,841
Prior years	49,241	45,933	37,062

Total payments	76,265	76,123	64,903

Gross reserves for claim and claim settlement expenses, end of year	$181,310	$128,841	$99,831

The following table sets forth reserves on a net (after reinsurance) basis (000’s):

	Year Ended December 31,

	2001	2000	1999

	(Revised)
Net Reserves for Claim and Claim Settlement Expenses:
Net reserves for claim and claim settlement expenses, beginning of year	$66,996	$58,652	$75,866
Plus: Deferred retrospective reinsurance gain, beginning of year	849	1,249	1,989
Provision increases (decreases) for claim and claim settlement expenses:
Current year	73,557	56,900	52,176
Prior years	7,731	15,929	(8,113)
Write-off of reinsurance recoverable	(785)	—	—
Amortization of deferred retrospective reinsurance gain	(400)	(400)	(740)

Total provision	80,103	72,429	43,323
Payments for claim and claim settlement expenses:
Current year	25,062	28,154	26,897
Prior years	31,242	36,331	34,380

Total payments	56,304	64,485	61,277
Less: Deferred retrospective reinsurance gain, end of year	(449)	(849)	(1,249)

Net reserves for claim and claim settlement expenses, end of year	$91,195	$66,996	$58,652

     The following loss reserve development table sets forth the change, over time, of reserves established for claim and claim settlement expenses at the end of the last eight years. The following loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,

	2001	2000	1999	1998	1997

Loss Reserve Development:	(Revised)
Gross reserves for unpaid claim and claim settlement expenses	$181,310	$128,841	$99,831	$97,269	$61,069
Reinsurance recoverables	90,115	61,845	41,179	21,403	5,374

Net reserves for unpaid claim and claim settlement expenses	$91,195	$66,996	$58,652	$75,866	$55,695

Paid (cumulative) as of:
One year later		$32,028	$35,932	$34,380	$27,737
Two years later			48,069	49,958	42,046
Three years later				56,376	49,671
Four years later					53,814
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Reserves re-estimated as of:
End of year	$91,195	$66,996	$58,652	$75,866	$55,695
One year later		74,727	74,181	67,753	66,674
Two years later			76,502	77,205	61,075
Three years later				78,331	68,065
Four years later					69,474
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

     Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses, (ii) reinsurance, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Term Loan. Prior to 1999, we generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 beginning in mid-1998 through runoff in 2001, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. We expect positive quarterly cash flow from our $25,000 to $300,000 excess of loss reinsurance agreement in 2002 as we are reimbursed for loss payments to claimants under the policy. This increase in cash flow will be more than offset by: (i) premiums ceded under our St. Paul Re contract, and (ii) decreases in cash flows as our premiums in force and premiums earned decrease in 2002. Excess cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of U.S. government securities acquired under repurchase agreements and corporate securities, all with maturities of 90 days or less, with the remaining balances in cash and a money market fund that invests primarily in short-term government securities.

     Cash used in operating activities in 2001 was $6.5 million. This is primarily the result of our net loss of $25.2 million; an increase of $29.0 million in amounts due from reinsurers, $17.6 million in deposits receivable from St. Paul Re and net realized investment gains totaling $1.2 million offset by an increase of $52.5 million in unpaid claim and claim settlement expenses, which are non-cash accruals for future claims; a decrease in our net deferred income tax asset of $8.8 million; an increase in accrued liabilities totaling $1.0 million; depreciation and amortization expense of $1.7 million and a decrease of $744,000 in unearned premiums, net of premiums receivable. Net cash provided by investing activities was $10.0 million, primarily the result of $92.8 million in proceeds from sales of securities and $872,000 in disposals of furniture and equipment offset by $83.3 million in purchases of securities and $379,000 in purchases of furniture and equipment. Net cash used in financing activities was $2.5 million due primarily to payments on notes payable of $2.5 million.

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

     State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 2002, without regulatory approval, is approximately $2.0 million. (See Note 10 of Notes to Consolidated Financial Statements.) ACIC has never paid a dividend to us and we intend to retain capital in the insurance subsidiary.

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

     Investments held as statutory deposits and pledged as collateral do not have an adverse effect on our liquidity. We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, principal and interest payments and capital expenditures for the next 12 months.

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

     In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (the Codification). The Codification is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. Statutory accounting principles, however, will continue to be established by individual state laws and permitted practices. The State of Minnesota required adoption of the Codification for preparing statutory financial statements for financial periods occurring on or after January 1, 2001. Adoption of the Codification increased our statutory capital and surplus by approximately $2.9 million on January 1, 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to Disclosures about Market Risk is contained in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” under Item 7 of this Report of Form 10-K/A and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of RTW, Inc. (the Company) as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2000 and for each of the two years in the period ended December 31, 2000, were audited by other auditors whose report dated February 9, 2001 (March 28, 2001 as to Note 6) expressed an unqualified opinion on those statements and included an emphasis paragraph that stated the establishment of claim and claim settlement expense reserves is an inherently uncertain process.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of RTW, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

March 25, 2003
Minneapolis, Minnesota

Report of Independent Auditors

To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of RTW, Inc. and subsidiary (the Company) as of December 31, 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 6, the establishment of claim and claim settlement expense reserves is an inherently uncertain process.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 9, 2001
(March 28, 2001 as to Note 6)

RTW, INC.
Consolidated Balance Sheets
December 31, 2001 and 2000
(In Thousands, Except Share Data)

	2001	2000

ASSETS	(Revised)
Investments at fair value, amortized cost of $87,809 and $96,521	$89,166	$96,830
Cash and cash equivalents	3,425	2,427
Accrued investment income	1,133	1,266
Premiums receivable, less allowance of $436 and $569	6,665	10,126
Deposit receivable	17,635	-
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	90,115	61,845
On paid claim and claim settlement expenses	3,039	2,295
Deferred policy acquisition costs	1,214	1,351
Furniture and equipment, net	1,824	3,590
Other assets	4,091	14,805

Total assets	$218,307	$194,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$181,310	$128,841
Unearned premiums	9,738	12,455
Accrued expenses and other liabilities	8,537	7,503
Notes payable	4,500	7,000

Total liabilities	204,085	155,799
Commitments and contingencies	—	—
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,302,000 and 10,293,000 shares	20,688	20,665
Retained (deficit) earnings	(7,348)	17,867
Accumulated other comprehensive income	882	204

Total shareholders’ equity	14,222	38,736

Total liabilities and shareholders’ equity	$218,307	$194,535

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Operations
Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Share and Per Share Data)

	2001	2000	1999

	(Revised)
Revenues:
Gross premiums earned	$97,420	$95,878	$89,226
Premiums ceded	(11,363)	(17,724)	(18,008)

Premiums earned	86,057	78,154	71,218
Investment income	6,415	5,752	6,510
Net realized investment gains (losses):
Realized investment gains	1,225	26	108
Realized investment losses	(62)	(633)	(24)

Net realized investment gains (losses)	1,163	(607)	84
Other income	2,088	—	—

Total revenues	95,723	83,299	77,812
Expenses:
Claim and claim settlement expenses	80,103	72,429	43,323
Policy acquisition costs	13,990	14,137	14,111
General and administrative expenses	17,391	11,513	12,021

Total expenses	111,484	98,079	69,455

(Loss) income from operations	(15,761)	(14,780)	8,357
Interest expense	511	667	266

(Loss) income before income taxes	(16,272)	(15,447)	8,091
Income tax expense (benefit)	8,943	(5,739)	1,924

Net (loss) income	$(25,215)	$(9,708)	$6,167

(Loss) income per share:
Basic (loss) income per share	$(2.45)	$(0.89)	$0.50

Diluted (loss) income per share	$(2.45)	$(0.89)	$0.50

Weighted average shares outstanding:
Basic shares outstanding	10,304,000	10,855,000	12,291,000

Diluted shares outstanding	10,304,000	10,855,000	12,360,000

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Total
	Common	Income	Earnings	Income	Shareholders'
	Stock	(Loss)	(Deficit)	(Loss)	Equity

Balance at January 1, 1999	$29,451		$21,408	$1,759	$52,618
Comprehensive income:
Net income	—	$6,167	6,167	—	6,167
Other comprehensive loss, net of tax:
Change in unrealized investment losses	—	(4,577)	—	(4,577)	(4,577)

Comprehensive income		$1,590

Non-qualified stock options exercised	1,172		—	—	1,172
Incentive stock options exercised	80		—	—	80
Issuance of shares under ESPP	105		—	—	105

Balance at December 31, 1999	30,808		27,575	(2,818)	55,565
Comprehensive loss:
Net loss	—	$(9,708)	(9,708)	—	(9,708)
Other comprehensive income, net of tax:
Change in unrealized investment gains	—	3,022	—	3,022	3,022

Comprehensive loss		$(6,686)

Retirement of common stock	(10,268)		—	—	(10,268)
Issuance of shares under ESPP	125		—	—	125

Balance at December 31, 2000	20,665		17,867	204	38,736
Comprehensive loss:
Net loss	—	$(25,215)	(25,215)	—	(25,215)
Other comprehensive income net of tax:
Change in unrealized investment gains	—	678	—	678	678

Comprehensive loss		$(24,537)

Retirement of common stock	(10)		—	—	(10)
Issuance of shares under ESPP	33		—	—	33

Balance at December 31, 2001 (Revised)	$20,688		$(7,348)	$882	$14,222

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

	2001	2000	1999

	(Revised)
Cash flows from operating activities:
Net (loss) income	$(25,215)	$(9,708)	$6,167
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net realized investment (gains) losses	(1,163)	607	(84)
Depreciation and amortization	1,690	1,397	1,382
Deferred income taxes	8,776	(1,371)	764
Changes in assets and liabilities:
Deposit receivable	(17,635)	—	—
Amounts due from reinsurers	(29,014)	(20,638)	(21,232)
Unpaid claim and claim settlement expenses	52,469	29,010	2,562
Unearned premiums, net of premiums receivable	744	(1,002)	(3,142)
Other, net	2,832	(7,167)	3,313

Net cash used in operating activities	(6,516)	(8,872)	(10,270)
Cash flows from investing activities:
Maturities of investments	—	510	1,915
Purchases of available-for-sale investments	(83,341)	—	(11,239)
Proceeds from sales of available-for-sale investments	92,839	14,594	20,912
Purchases of furniture and equipment	(379)	(1,015)	(573)
Disposals of furniture and equipment	872	51	—

Net cash provided by investing activities	9,991	14,140	11,015
Cash flows from financing activities:
Proceeds from notes payable	—	8,000	—
Payments on notes payable	(2,500)	(1,000)	(2,500)
Stock options and warrants exercised	—	—	1,252
Issuance of common stock under ESPP	33	125	105
Retirement of common stock	(10)	(10,268)	—

Net cash used in financing activities	(2,477)	(3,143)	(1,143)

Net increase (decrease) in cash and cash equivalents	998	2,125	(398)
Cash and cash equivalents at beginning of year	2,427	302	700

Cash and cash equivalents at end of year	$3,425	$2,427	$302

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$641	$458	$238

Income tax (refunds) payments	$(1,559)	$802	$(1,312)

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

     We benefit from our ability to reduce workers’ compensation costs and provide employers the ability to control their workers’ compensation programs. We are domiciled in Minnesota and are licensed in Minnesota, Colorado, Missouri, Michigan, Massachusetts, Illinois, Kansas, Connecticut, Wisconsin, Rhode Island, Florida, Iowa, Indiana, Arkansas, Pennsylvania, Tennessee, South Dakota, Maryland, Georgia, New Jersey, North Carolina, Texas and Oklahoma at December 31, 2001. We are also licensed to write workers’ compensation insurance coverage for companies covered under the Longshoreman’s Act. We wrote policies primarily in Minnesota, Colorado, Missouri, Illinois, Kansas, Michigan, Massachusetts, Connecticut and Wisconsin during 2001. In the fourth quarter of 2001, we announced that we would close our regional offices in Missouri and Massachusetts. Beginning February 2002, we began to non-renew all policies in our Missouri and Massachusetts regions and will run off expiring policies in these regions through January 2003. We operate in a single business segment, workers’ compensation insurance.

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

Investments — We invest entirely in fixed maturity investments and classify our investments as available-for-sale.

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

Fair Value of Financial Instruments — A number of our significant assets and liabilities (including deferred policy acquisition costs, reinsurance recoverables, furniture and equipment and unpaid claim and claim settlement expenses) are not considered financial instruments for disclosure purposes. Our premiums receivable and other assets and liabilities that are considered financial instruments are generally of a short-term nature. Our term loan bears a floating interest rate. The carrying values of these instruments approximate their fair values. The carrying values and fair values of investments are disclosed in Note 4.

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

     We believe our reserves for unpaid claim and claim settlement expenses are adequate to cover the ultimate costs of claim and claim settlement expenses. The ultimate cost of claim and claim settlement expenses may differ from the established reserves, particularly when claims may not be settled for many years. Reserves for unpaid claim and claim settlement expenses and assumptions used in their development are continually reviewed. We record adjustments to prior estimates of unpaid claim and claim settlement expenses, which may be material, in operations in the year in which the adjustments are made.

Premiums Earned — Premiums on workers’ compensation insurance policies are our largest source of revenue. The premium we charge a policyholder is a function of its payroll, industry and prior workers’ compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis, matching billing to the policyholder, and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit employer payrolls for the policy period and adjust the estimated payroll and the policyholder’s premium to its actual value. The result is a “final audit” adjustment recorded to premiums earned when the adjustment becomes known. We also estimate the final audit amount to be billed on unexpired and expired unaudited policies and record a final audit receivable included in premiums receivable on the balance sheet. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for final audit premiums on unexpired and expired unaudited policies.

NOTE 2 — REVISION OF FINANCIAL STATEMENTS

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

     In March 2002, events occurred as defined in the contract, including the downgrade in our A.M. Best rating to B- and the significant decrease in our insurance subsidiary’s surplus resulting from our net loss in 2001, which granted SPR the right to cancel or modify the key terms of the agreement. SPR elected to modify the terms of the agreement, and based on the new terms presented, we elected to cancel the agreement on a run-off basis effective March 31, 2002. Canceling the contract on a run-off basis resulted in decreasing the maximum paid claim reimbursement percentage to 63.88% of premiums ceded for the unexpired portions of all in-force business at March 31, 2002.

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

     We have revised certain information in these 2001 Consolidated Financial Statements to reflect accounting for this contract using Insurance Deposit Accounting standards instead of Reinsurance Accounting standards. As a result, reported net income and shareholders’ equity decreased by $1.5 million for the year ended 2001 from amounts previously reported. Reported basic and diluted net loss per share increased from $2.30 to $2.45 for the year ended December 31, 2001.

     The effects of the revisions on the December 31, 2001 Consolidated Statement of Operations and the December 31, 2001 Consolidated Balance Sheet are presented in the tables that follow:

	For the Year Ended December 31, 2001

	As Reported	As Revised

Revenues:
Gross premiums earned	$97,420	$97,420
Premiums ceded:
Excess of loss treaties	(11,363)	(11,363)
SPR contract	(45,143)	—

Premiums earned	40,914	86,057
Investment income	5,897	6,415
Net realized investment gains	1,163	1,163
Other income	2,088	2,088

Total revenues	50,062	95,723
Expenses:
Claim and claim settlement expenses before SPR contract	80,103	80,103
Claim and claim settlement expenses ceded under SPR contract	(26,634)	—

Claim and claim settlement expenses	53,469	80,103
Policy acquisition costs before SPR contract	13,990	13,990
Ceding commissions under SPR contract	(18,509)	—

Policy acquisition costs	(4,519)	13,990
General and administrative expenses	15,353	17,391

Total expenses	64,303	111,484

Loss from operations	(14,241)	(15,761)
Interest expense	511	511

Loss before income taxes	(14,752)	(16,272)
Income tax expense	8,943	8,943

Net loss	$(23,695)	$(25,215)

Net loss per share:
Basic loss per share	$(2.30)	$(2.45)

Diluted loss per share	$(2.30)	$(2.45)

	December 31, 2001

	As Reported	As Revised

ASSETS
Investments at fair value, amortized cost of $87,809	$89,166	$89,166
Cash and cash equivalents	3,425	3,425
Accrued investment income	1,133	1,133
Premiums receivable, less allowance of $436	6,665	6,665
Deposit recoverable	—	17,635
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	108,687	90,115
On paid claim and claim settlement expenses	3,039	3,039
Prepaid reinsurance premiums	7,790	—
Deferred policy acquisition costs	1,214	1,214
Furniture and equipment, net	1,824	1,824
Other assets	4,091	4,091

Total assets	$227,034	$218,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$181,310	$181,310
Unearned premiums	9,738	9,738
Accrued expenses and other liabilities	15,744	8,537
Note payable	4,500	4,500

Total liabilities	211,292	204,085
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 25,000,000 shares; issued and outstanding 10,302,000 shares at December 31, 2001	20,688	20,688
Retained deficit	(5,828)	(7,348)
Accumulated other comprehensive income	882	882

Total shareholders’ equity	15,742	14,222

Total liabilities and shareholders’ equity	$227,034	$218,307

     Given the required change in accounting, the agreement no longer provided the benefits to the organization that were desired. As a result, we negotiated a commutation (the “Termination”) of this agreement with SPR in December 2002. In connection with the Termination, we received $28.8 million in cash in December 2002 representing a return of all deposits made under the agreement less claim reimbursements for claims paid through December 2002. In 2002, we recorded a gain on the Termination totaling approximately $1.0 million representing the difference between the deposit receivable balance and the amount received from SPR.

     In addition to the above disclosed effects of this change in accounting under Generally Accepted Accounting Principles, our statutory surplus would have decreased by $4.3 million from $19.5 million as previously filed to approximately $14.7 million at December 31, 2001, including statutory adjustments to recorded deferred tax assets. Had we accounted for this agreement under deposit accounting standards originally, this level of statutory surplus and the resulting risk-based capital computation would have required ACIC to file a company action plan with the Minnesota Department of Commerce (MNDOC). We notified the Department of these changes and received a letter dated February 18, 2003 indicating that the MNDOC will not require us to file revised statutory-basis financial statements for the year ended December 31, 2001. Rather, we will reflect the impact of the change in accounting as a direct charge to surplus as of January 1, 2002 in the statutory-basis financial statements for the year ended December 31, 2002. Based on the results of operations in 2002 and the Termination of the agreement with SPR, ACIC’s statutory-basis capital and surplus as of December 31, 2002 and related risk-based capital computation is substantially in excess of levels that would require any regulatory action.

NOTE 3 — INCOME PER SHARE

Basic income (loss) per share (IPS) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted IPS is computed by dividing net (loss) income by the weighted average number of common shares and dilutive securities outstanding for the period. Dilutive securities consist of stock options. Dilutive securities are considered outstanding from the date of grant, after applying the treasury stock method for determining the dilutive effect.

     The following is a reconciliation of the numerators and denominators of basic and diluted (loss) income per share:

	2001	2000	1999

	(Revised)
Net (loss) income (000’s)	$(25,215)	$(9,708)	$6,167

Basic weighted average shares outstanding	10,304,000	10,855,000	12,291,000
Effect of dilutive stock options	—	—	69,000

Diluted weighted average shares outstanding	10,304,000	10,855,000	12,360,000

Basic (loss) income per share	$(2.45)	$(0.89)	$0.50

Diluted (loss) income per share	$(2.45)	$(0.89)	$0.50

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

NOTE 4 — INVESTMENTS

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

Fixed Maturities by Maturity Date - The following table presents the amortized cost and fair value of investments by contractual maturity at December 31, 2001. Actual maturities may differ from those stated as a result of calls and prepayments (000’s):

		Estimated
	Amortized	Amortized
Maturing In:	Cost	Value

One year or less	$2,846	$2,891
Over one year through five years	13,268	13,667
Over five years through ten years	16,101	16,388
Over ten years	11,120	11,059
Mortgage-backed securities with various maturities	44,474	45,161

Total investments	$87,809	$89,166

     Investment Income - Investment income includes income from the following sources (000’s):

	2001	2000	1999

	(Revised)
Fixed maturity investments	$5,599	$5,519	$6,318
Interest on deposit receivable	518	—	—
Short-term investments	286	185	133
Other	12	48	59

Investment income	$6,415	$5,752	$6,510

NOTE 5 — REINSURANCE

Our financial statements reflect the effects of ceded reinsurance transactions. We purchase reinsurance to protect us from potential losses in excess of the level we are willing to accept. Our primary reinsurance is excess of loss coverage that limits our per-incident exposure.

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

     For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in each of 2001 and 2000 and $740,000 in 1999 resulting in an unamortized deferred gain of $449,000 at December 31, 2001. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however, the policy was effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower level excess of loss reinsurance policy.

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

	2001	2000

	(Revised)
Excess of loss reinsurance through various reinsurers	$90,115	$61,223
Quota-share reinsurance for 1992 to 1994 through a single reinsurer	—	622

Reinsurance recoverable on unpaid claim and claim settlement expenses	$90,115	$61,845

The effect of ceded reinsurance on premiums written and claim and claim settlement expenses are as follows (000’s):

	2001	2000	1999

	(Revised)
Premiums written:
Direct	$94,703	$95,566	$88,966
Ceded	(11,363)	(17,724)	(18,008)

Net premiums written	$83,340	$77,842	$70,958

Claim and claim settlement expenses:
Direct	$128,734	$105,133	$67,465
Ceded	(48,631)	(32,704)	(24,142)

Net claim and claim settlement expenses	$80,103	$72,429	$43,323

     The reinsurance recoverable on paid claim and claim settlement expenses consists primarily of receivables from paid claim and claim settlement expenses that were submitted to but not yet reimbursed by reinsurers at December 31, 2001 and 2000.

NOTE 6 — UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

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

     The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000’s):

	2001	2000	1999

	(Revised)
Balance at January 1	$128,841	$99,831	$97,269
Less reinsurance recoverables	(61,845)	(41,179)	(21,403)
Plus deferred gain on retrospective reinsurance	849	1,249	1,989

Net balance at January 1	67,845	59,901	77,855
Incurred related to:
Current year	73,557	56,900	52,176
Prior years	7,731	15,929	(8,113)
Write-off of reinsurance recoverable	(785)	—	—
Amortization of deferred retrospective reinsurance gain	(400)	(400)	(740)

Total incurred	80,103	72,429	43,323
Paid related to:
Current year	25,062	28,154	26,897
Prior years	31,242	36,331	34,380

Total paid	56,304	64,485	61,277

Net balance at December 31	91,644	67,845	59,901
Plus reinsurance recoverables	90,115	61,845	41,179
Plus deferred gain on retrospective reinsurance	(449)	(849)	(1,249)

Balance at December 31	$181,310	$128,841	$99,831

     Changes in estimates of unpaid claim and claim settlement expenses for prior years increased the provision for claim and claim settlement expenses by $7.7 million in 2001, increased the provision for claim and claim settlement expenses by $15.9 million in 2000 and decreased the provision for claim and claim settlement expenses by $8.1 million in 1999. Our estimate for unpaid claim and claim settlement expenses increased in 2001 due to the following: (i) we increased the estimated liability for second injury funds and our mandatory participation in state and national assigned risk pool operating results for states in which we operate, (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population, and (iii) we increased the estimated liability for claims in our closed Missouri and Massachusetts regions.

NOTE 7 — NOTES PAYABLE

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

     The amended term loan is collateralized by the stock of ACIC and is subject to restrictive financial covenants that require maintaining minimum financial ratios, including: (i) debt coverage, (ii) net worth, (iii) statutory surplus, (iv) net earnings, (v) risk based capital, (vii) A.M. Best Rating, and (viii) investment grade ratings. The agreement also restricts dividends, purchases and redemptions or retirements of common stock.

NOTE 8 — INCOME TAXES

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

Income tax expense (benefit) consists of the following (000’s):

	2001	2000	1999

Current:
Federal	$—	$(320)	$1,056
State	242	100	104

Total current tax expense (benefit)	242	(220)	1,160
Deferred:
Federal	8,585	(5,558)	1,031
State	116	39	(267)

Total deferred tax expense (benefit)	8,701	(5,519)	764

Income tax expense (benefit)	$8,943	$(5,739)	$1,924

Our income tax expense (benefit) differs from the federal statutory rate as follows (000’s):

	2001	2000	1999

	(Revised)
Federal income tax (benefit) expense at 35%	$(5,695)	$(5,406)	$2,832
Increase (reduction) in income tax expense (benefit) resulting from:
State income taxes, net of federal income tax benefit	228	58	23
Tax-exempt investment income	(48)	(814)	(930)
Deferred income tax valuation allowance	14,560	—	—
Other	(102)	423	(1)

Income tax expense (benefit)	$8,943	$(5,739)	$1,924

     Differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years are called temporary differences. The tax effects of temporary differences that gave rise to net deferred tax assets, included within other assets, are as follows (000’s):

	2001	2000

	(Revised)
Unpaid claim and claim settlement expenses	$6,038	$4,465
Net operating loss carry-forward	6,925	4,148
Accrued second injury funds	2,670	1,466
Unearned premiums	935	1,309
Office closure costs	380	—
Retrospective reinsurance	158	297
Other	652	560

Deferred tax assets	17,758	12,245
Net unrealized gain on securities	(475)	(105)
Deferred policy acquisition costs	(427)	(473)
Depreciation	(296)	(408)

Deferred tax liabilities	(1,198)	(986)

Net deferred tax assets before valuation allowance	16,560	11,259
Valuation allowance	(14,560)	—

Net deferred tax assets	$2,000	$11,259

     In assessing the realizability of deferred tax assets, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. At December 31, 2001, we established a $14.5 million valuation allowance against deferred tax assets resulting in a corresponding increase in income tax expense as a result of this analysis. We expect the remaining deferred tax assets, net of the valuation allowance, at December 31, 2001 to be realized as a result of the reversal of existing taxable temporary differences in the future. No valuation allowance was provided against the deferred tax assets recorded in 2000 or 1999. Deferred tax assets are included in other assets on the Consolidated Balance Sheet.

     We have net operating loss carry-forwards available totaling approximately $18.8 million that expire in 2020 and 2021.

     Income taxes receivable were approximately $83,000 and $1.7 million at December 31, 2001 and 2000, respectively, and are included in other assets.

NOTE 9 — EMPLOYEE BENEFITS AND PLANS

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

	2001	2000	1999

	(Revised)
Net (loss) income:
As reported	$(25,215)	$(9,708)	$6,167
Pro forma	(25,702)	(10,507)	5,060
Basic net (loss) income per share:
As reported	(2.45)	(0.89)	0.50
Pro forma	(2.49)	(0.97)	0.41
Dilutive net (loss) income per share:
As reported	(2.45)	(0.89)	0.50
Pro forma	(2.49)	(0.97)	0.41

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

Employment Contracts - We entered into one-year employment agreements with our Chairman, David C. Prosser, President and Chief Executive Officer, J. Alexander Fjelstad, and Executive Vice President, Alfred L. LaTendresse beginning December 13, 2001. Under these agreements, each receives a base salary, subject to review annually for increase by our Board of Directors. Mr. Prosser receives $250,000 which includes $30,000 for his services as Chairman of the Board and $220,000 in base salary. Mr. Fjelstad receives a base salary of $275,000 and Mr. LaTendresse a base salary of $200,000. In addition to base salary, each is eligible for bonuses and expense reimbursements. We also provide these individuals with health, dental, life and disability insurance consistent with that provided to other officers and employees. Additionally, Mr. Fjelstad and Mr. LaTendresse were each granted 200,000 non-qualified options at $0.99 per share on December 13, 2001. Mr. Prosser was granted 200,000 non-qualified options on February 6, 2002 at $1.21 per share.

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

NOTE 10 — SHAREHOLDERS’ EQUITY

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

     On March 28, 2000, we repurchased 1,418,570 shares from a group consisting of David C. Prosser, RTW’s founder and a director, certain members of his family, and J. Alexander Fjelstad, who at the time was a former director and former executive of RTW (together, the Prosser Selling Group). We paid $5.19 per share, as well as legal and other costs, totaling approximately $7.7 million to repurchase the shares. After completing the transaction, the combined ownership of Mr. Prosser, members of his family and Mr. Fjelstad was reduced from approximately 52% to 46%. In December 2001, Mr. Fjelstad returned to RTW as President and Chief Executive Officer and a director (see Note 9).

     In connection with the repurchase, Mr. Prosser retired from the Company, resigned as Chairman and was paid $225,000 as a termination benefit. He remained a member of our Board of Directors. Additionally, at closing, each member of the Prosser Selling Group entered into a two-year standstill and voting agreement under which each agreed, among other things, not to acquire additional securities of RTW and not to initiate or support certain initiatives designed to effect fundamental changes in RTW policy or structure. The two-year voting and standstill agreements expired March 6, 2002. In December 2001, Mr. Prosser returned to RTW as Chairman of the Board (see Note 9).

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

     Under Minnesota insurance law regulating the payment of dividends by ACIC, any such payments must be an amount deemed prudent by ACIC’s Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (Commissioner), must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus that is attributable to unrealized capital gains. Further, without approval of the Commissioner, ACIC may not pay a dividend in any calendar year which, when combined with dividends paid in the preceding twelve months, exceeds the greater of: (i) 10% of ACIC’s statutory capital and surplus at the prior year end or, (ii) 100% of ACIC’s statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 2002, dividends in excess of $2.0 million would require prior consent of the Commissioner.

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes only unrealized gains and losses on investments classified as available-for-sale. Changes in accumulated other comprehensive income (loss) and other comprehensive income (loss) were as follows (000’s):

	2001	2000	1999

Accumulated other comprehensive income (loss), beginning of year	$204	$(2,818)	$1,759
Changes in comprehensive income (loss) arising during the year:
Net unrealized investment gains (losses)	2,211	3,972	(6,893)
Less: Adjustment for net realized investment gains (losses)	1,163	(607)	84

Change in net unrealized investment gains (losses)	1,048	4,579	(6,977)
Income tax expense (benefit)	370	1,557	(2,400)

Other comprehensive income for the year	678	3,022	(4,577)

Accumulated other comprehensive income (loss), end of year	$882	$204	$(2,818)

NOTE 13 — RESTRUCTURING CHARGES

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

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following tables present unaudited quarterly results of operations for the eight quarters ended December 31, 2001:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

		(Revised)	(Revised)	(Revised)
2001	(In thousands, except per share data)
Premiums in force	$104,100	$99,400	$89,400	$83,700

Revenues:
Gross premiums earned	$26,123	$25,803	$23,419	$22,075
Premiums ceded	(4,114)	(3,238)	(2,476)	(1,535)

Premiums earned	22,009	22,565	20,943	20,540
Investment income	1,457	1,736	1,594	1,628
Net realized investment losses	1,079	28	25	31
Other income	2,088	—	—	—

Total revenues	26,633	24,329	22,562	22,199
Expenses:
Claim and claim settlement expenses	18,990	19,828	16,032	25,253
Policy acquisition costs	3,626	3,565	3,147	3,652
General and administrative expenses	2,816	4,339	3,776	6,460

Total expenses	25,432	27,732	22,955	35,365

Income (loss) from operations	$1,201	$(3,403)	$(393)	$(13,166)

Net income (loss)	$777	$(2,335)	$(339)	$(23,318)

Basic income (loss) per share	$0.08	$(0.23)	$(0.03)	$(2.26)

Diluted income (loss) per share	$0.08	$(0.23)	$(0.03)	$(2.26)

2000	(In thousands, except per share data)
Premiums in force	$90,500	$88,600	$88,900	$99,400

Revenues:
Gross premiums earned	$23,135	$25,222	$22,563	$24,958
Premiums ceded	(4,478)	(4,410)	(4,309)	(4,527)

Premiums earned	18,657	20,812	18,254	20,431
Investment income	1,527	1,454	1,413	1,358
Net realized investment losses	(26)	(536)	(45)	—

Total revenues	20,158	21,730	19,622	21,789
Expenses:
Claim and claim settlement expenses	11,414	12,586	11,446	36,983
Policy acquisition costs	3,629	3,645	2,911	3,952
General and administrative expenses	2,928	2,927	2,490	3,168

Total expenses	17,971	19,158	16,847	44,103

Income (loss) from operations	$2,187	$2,572	$2,775	$(22,314)

Net income (loss)	$1,597	$1,791	$1,879	$(14,975)

Basic income (loss) per share	$0.13	$0.17	$0.18	$(1.45)

Diluted income (loss) per share	$0.13	$0.17	$0.18	$(1.45)

Quarterly revenues are affected by: (i) premiums in force at the beginning of the quarter, (ii) new policies written in the quarter, (iii) final audit premiums recognized during the quarter, and (iv) our policy renewal rate in the quarter. Historically, a majority of new policies written and policy renewals have occurred in the first, second and fourth quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 12, 2002, Deloitte & Touche LLP (“D&T”) resigned as the independent certified public accountants for the Company. D&T concurrently indicated that the Company’s assigned Audit Partner had terminated his employment with D&T and that the Company no longer fit its client profile.

     D&T’s reports on the Company’s financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the past two fiscal years and the subsequent interim period preceding the resignation of D&T, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report for such periods.

     Effective October 7, 2002, at the recommendation of the Audit Committee, the Company engaged Ernst & Young LLP (E&Y) as the independent certified public accountants for the Company. During the two most recent fiscal years and through October 7, 2002, RTW did not consult with E&Y with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of the Securities and Exchange Commission’s Regulation S-K.

     In June 2001, we entered into an agreement with St. Paul Re. (SPR) effective January 1, 2001 in order to reduce our net premium to surplus leverage ratio and maintain a secure financial strength rating for our insurance subsidiary as disclosed in Note 2 — Revision of Financial Statements.

     At the time we entered into this agreement, we evaluated whether or not this agreement contained the necessary attributes to be accounted for as reinsurance. Evaluating contracts of this type requires significant judgment about possible future events. Based on our evaluation, we concluded that this agreement satisfied the necessary requirements to be accounted for as reinsurance. Our independent public accountants (D&T) and reinsurance brokers agreed with our conclusion at that time. In consultation with E&Y, we determined that our original conclusion to record the agreement under reinsurance accounting standards was incorrect and have restated the accounting for the agreement since inception using accounting standards defined in Statement of Position 98-7 (SOP 98-7), Insurance Deposit Accounting. D&T maintained its position with respect to the original accounting for the transaction and withdrew their opinion on the 2001 financial statements in February 2003. E&Y has subsequently audited those financial statements as contained in this filing.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors is contained in the Section entitled “Election of Directors” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

     Information with respect to Executive Officers is included in PART I of this Report on Form 10-K/A.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements of the Company are set forth on pages 25 through 46 of Part II, Item 8 of this Report.

Independent Auditors’ Reports
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

     (b)  Reports on Form 8-K

On December 7, 2001, the Company filed a Current Report on Form 8-K dated December 7, 2001 to report that American Physicians Capital, Inc. determined not to proceed with its proposed acquisition of RTW, Inc. The Company further announced it decision to close its Massachusetts and Missouri regional offices.

On December 13, 2001, the Company filed a Current Report on Form 8-K dated December 13, 2001 to report changes in the composition of the Company’s Board of Directors and Executive Management team.

     (c)  Listing of Exhibits (* indicates compensatory plan)

3.1	Amended Articles of Incorporation (1)
3.2	Amended Bylaws (1)
4.1	Form of Rights Agreement dated April 17, 1997 between RTW, Inc. and Norwest Bank Minnesota National Association (2)
10.1*	Employment agreement and stock option agreement between RTW, Inc. and David C. Prosser dated December 13, 2001
10.2*	Employment agreement and stock option agreement between RTW, Inc. and J. Alexander Fjelstad III dated December 13, 2001
10.3*	Employment agreement and stock option agreement between RTW, Inc. and Alfred L. LaTendresse dated December 13, 2001
10.4*	Amended RTW, Inc. 1995 Employee Stock Purchase Plan (4)
10.5*	Amended RTW, Inc. 1994 Stock Plan (4)
10.6	Contract between RTW and ACIC dated January 1, 1992 (5)
10.7	Service Agreement between RTW and ACIC dated February 1, 1992 (5)
10.8*	Description of the 2002 Profit Sharing Program
10.9	Reinsurance contract between ACIC and First Excess and Reinsurance Corporation (GE Reinsurance Corporation) effective July 1, 1998 (3)
10.10	Endorsement No. 2 to the reinsurance contract between ACIC and General Reinsurance Corporation (3)
10.10.1	Description of the Reinsurance Agreement for 2002 between ACIC and General Reinsurance Corporation effective January 1, 2002
10.11	Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement (3)
10.12	Election form for Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement for 2002
10.13	Workers’ Compensation Quota Share Reinsurance Contract between ACIC and St. Paul Re (on behalf of St. Paul Fire and Marine) effective January 1, 2001
10.13.1	Workers’ Compensation Quota Share Reinsurance Placement Confirmation between ACIC and St. Paul Re (on behalf of St. Paul Fire and Marine) effective December 1, 2001
10.14	Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 31, 2000 (6)
10.14.1	First Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated May 4, 2000 (6)
10.14.2	Second Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 28, 2001 (6)
10.14.3	Third Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated September 29, 2001
10.14.4	Fourth Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 27, 2002
11	Statement, re: Computation of Net Loss Per Share
21	Subsidiaries of the Registrant:
The Company has one wholly owned subsidiary, American Compensation Insurance Company, a Minnesota corporation
23	Consent of Ernst & Young LLP
23.1	Consent of Deloitte & Touche LLP
24	Power of Attorney, included in Signature page

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-89164).

(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed April 25, 1997 (File No. 0-25508).

(3)	Incorporated by reference to the Company’s 1998 Report on Form 10-K.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-81408).

(5)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 33-2002C).

(6)	Incorporated by reference to the Company’s 2000 Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2003	RTW, INC. By /s/ J. Alexander Fjelstad J. Alexander Fjelstad President and Chief Executive Officer (Principal Executive Officer)

Signatures and Power of Attorney

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints J. Alexander Fjelstad and Jeffrey B. Murphy as his true and lawful attorney-in-fact and agents, each acting alone, with full power of substitutions and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K/A and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

Date	Signature and Title

March 26, 2003	By /s/ David C. Prosser David C. Prosser Chairman of the Board

March 26, 2003	By /s/ J. Alexander Fjelstad J. Alexander Fjelstad President and Chief Executive Officer (Principal Executive Officer)

March 26, 2003	By /s/ Jeffrey B. Murphy Jeffrey B. Murphy Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

March 26, 2003	By /s/ Gregory D. Koschinska Gregory D. Koschinska Director

March 26, 2003	By /s/ John O. Goodwyne John O. Goodwyne Director

March 26, 2003	By /s/ Alfred L. LaTendresse Alfred L. LaTendresse Executive Vice President and Director

March 26, 2002	By /s/ Vina L. Marquart Vina L. Marquart Director

March 26, 2002	By /s/ William J. Deters William J. Deters Director

March 26, 2002	By /s/ John W. Prosser John W. Prosser Director

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of RTW, Inc. as of December 31, 2001 and for the year then ended, and have issued our report thereon dated March 25, 2003. Our audit also included the 2001 financial statement schedules listed in Item 14(a)(2) of this Report on Form 10-K/A. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the 2001 financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

March 25, 2003
Minneapolis, Minnesota

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of RTW, Inc. and subsidiary (the Company) as of December 31, 2000 and for each of the two years in the period ended December 31, 2000, and have issued our report thereon dated February 9, 2002 (March 28, 2001 as to Note 6). Our audits also included the consolidated financial statement schedules listed in Item 14(a)(2) of this Report on Form 10-K/A. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Balance Sheets
December 31, 2001 and 2000
(In thousands)

	2001	2000

	(Revised)
ASSETS
Cash and cash equivalents	$82	$328
Furniture and equipment, net	1,824	3,590
Investment in and advances to subsidiary	19,867	44,757
Deferred income tax asset	351	—
Other assets	753	451

	$22,877	$49,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$4,155	$3,112
Deferred income liability	—	278
Notes payable	4,500	7,000

Total liabilities	8,655	10,390
Shareholders’ equity	14,222	38,736

	$22,877	$49,126

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Statements of Operations
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

	(Revised)
Revenues:
Intercompany fee income	$28,419	$27,929	$25,762
Investment income	15	24	15

Total revenues	28,434	27,953	25,777
Expenses:
General and administrative expenses	25,424	24,180	25,044

Income (loss) from operations	3,010	3,773	733
Interest expense	511	667	266

Income before income taxes and equity in undistributed net loss of subsidiary	2,499	3,106	467
Income tax expense (benefit)	928	1,367	(246)

Income loss before equity in undistributed net (loss) income of subsidiary	1,571	1,739	713
Equity in undistributed net (loss) income of subsidiary	(26,786)	(11,447)	5,454

Net (loss) income	$(25,215)	$(9,708)	$6,167

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

	(Revised)
Cash Flows from Operating Activities:
Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	$(25,215)	$(9,708)	$6,167
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,203	1,295	1,296
Equity in net loss (income) from subsidiary	26,786	11,447	(5,454)
Deferred income taxes	(629)	(52)	(16)
Changes in assets and liabilities:
Accrued expenses and other liabilities	1,043	1,483	(141)
Other, net	346	2,892	(4,190)

Net cash provided by (used in) operating activities	3,534	7,357	(2,338)
Cash Flows from Investing Activities:
Investment in and advances to subsidiary	(1,896)	(2,924)	3,843
Purchases of furniture and equipment	(379)	(1,015)	(573)
Disposals of furniture and equipment	972	51	—

Net cash used in provided by investing activities	(1,303)	(3,888)	3,270
Cash Flows from Financing Activities:
Proceeds from notes payable	—	8,000	—
Payments on notes payable	(2,500)	(1,000)	(2,500)
Stock options and warrants exercised	—	—	1,252
Issuance of common stock under ESPP	33	125	105
Retirement of common stock	(10)	(10,268)	—

Net cash (used in) financing activities	(2,477)	(3,143)	(1,143)

Net (decrease) Increase in Cash and Cash Equivalents	(246)	326	(211)
Cash and Cash Equivalents at Beginning of Year	328	2	213

Cash and Cash Equivalents at End of Year	$82	$328	$2

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$641	$458	$238

Income tax payments (refunds)	$325	$73	$(97)

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

NOTE 2 — RELATED PARTY TRANSACTIONS

RTW provides American Compensation Insurance Company (“ACIC”) with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC’s gross premiums earned each month for these services, which amounted to $9.9 million, $9.7 million and $8.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, RTW receives 15% of ACIC’s gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $18.6 million, $18.1 million and $16.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Amounts due from (to) ACIC related to the above transactions are included in the balance sheet account caption “Investment in and advances to subsidiary” and totaled approximately $3.8 million and $4.6 million at December 31, 2001 and 2000, respectively.

NOTE 3 – REVISION OF FINANCIAL STATEMENTS

In consultation with our current auditors, we revised the accounting for our contract with St. Paul Re (SPR) for ACIC, which was originally accounted for under reinsurance accounting standards, using deposit accounting standards. Deposit accounting for this contract required us to record a margin expense at 4.75% of premiums ceded to SPR and interest income on the fund balance at an amount equal to the quarter-end U.S. Treasury Bill rate less 25 basis points. The change in accounting increased our equity in undistributed net loss of our subsidiary by $1.5 million.

SCHEDULE III

RTW, INC.
SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
(In thousands)

		(Column C)					Claim and claim
		Reserves for				Investment	settlement expenses		Amortization
	Deferred	unpaid claim	Discount,			income and	incurred related to:		of deferred	Paid claim
	policy	and claim	if any,			net realized			policy	and claim	Other
	acquisition	settlement	deducted in	Unearned	Earned	investment	Current	Prior	acquisition	settlement	operating	Premiums
Year	costs	expenses	column C	premiums	premiums	gains	year	years	costs	expenses	expenses	written

2001 (Revised)	$1,214	$181,310	$482	$9,738	$86,057	$7,563	$72,372	$7,731	$13,990	$56,304	$17,391	$83,340
2000	$1,351	$128,841	$1,441	$12,455	$78,154	$5,077	$56,500	$15,929	$14,137	$64,485	$11,513	$77,842
1999					$71,218	$6,521	$51,436	$(8,113)	$14,111	$61,277	$12,021	$70,958

SCHEDULE IV

RTW, INC.
REINSURANCE
Years ended December 31, 2001, 2000 and 1999
(In thousands)

	Premiums earned
					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed
Description	Direct	companies	companies	Net	to net

2001 (Revised)
PREMIUMS — Workers’ Compensation	$97,420	$11,363	$—	$86,057	0.00%
2000
PREMIUMS — Workers’ Compensation	$95,878	$17,724	$—	$78,154	0.00%
1999
PREMIUMS — Workers’ Compensation	$89,226	$18,008	$—	$71,218	0.00%

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