Form 10-K
period 2002-12-31
RTW INC /MN/
filed 2003-03-31
CIK 915781

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes	No	X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ( X )

As of March 10, 2003, 5,099,746 shares of Common Stock, no par value, were outstanding after giving effect to a one-for-two reverse stock split that was effective November 22, 2002. As of March 10, 2003, assuming as fair value the last sale price of $2.15 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $8.2 million.

Documents incorporated by reference:

None

PART I

ITEM 1. BUSINESS

Overview

     RTW, Inc. (the “Company”) provides comprehensive management products and services to insured and self-insured employers for their workers’ compensation programs in Minnesota, Wisconsin, South Dakota, Colorado, Michigan and Indiana. The Company closed its regional offices in Missouri and Massachusetts in the fourth quarter of 2001 and non-renewed substantially all policies in those regions through December 31, 2002 and will “run-off” expiring policies in those regions through February 2003. The Company has also obtained licenses but is not operating (other than previously mentioned “run-off business” and claims management associated with the “run-off business”) in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas, Missouri, Illinois, Kansas, Massachusetts, Connecticut, Rhode Island and Oklahoma. The Company believes its proprietary management approach substantially reduces wage replacement costs and medical expenses resulting from workplace injuries. The Company focuses on controlling costs by returning injured employees to work as soon as possible and by actively managing all participants in the workers’ compensation system, including employers, employees and medical care providers, as well as legal and judicial participants in the workers’ compensation system. Elements of the Company’s management approach include:

•	thorough evaluation of potential customers;

•	active training of customer’s management and employees in the Company’s procedures;

•	prompt identification of potentially high-cost injuries; and

•	rapid intervention in, and intensive management of, potentially high-cost injuries.

     The Company has developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. The Company also uses management techniques, including designated health care providers, medical fee schedule review, utilization review and doctor peer review, to control medical costs.

Industry

     Workers’ compensation benefits are mandated and regulated by each state. Every state requires employers to provide wage replacement and medical benefits to work accident victims regardless of fault. Virtually all employers in the United States are required to either: (a) purchase workers’ compensation insurance from a private insurance carrier; (b) obtain coverage from a state managed fund; or (c) if permitted by their state, to be self-insured. Workers’ compensation laws generally mandate two types of benefits for injured employees: (i) indemnity payments that consist of temporary wage replacement or permanent disability payments, and (ii) medical benefits that include expenses related to injury diagnosis and treatment as well as rehabilitation, if necessary. On an industry-wide basis, indemnity payments represent approximately 45% of benefits paid, while medical benefits account for the remaining 55%.

     Estimated insurance premiums totaled approximately $31.7 billion nationwide in 2002. This $31.7 billion includes: (i) the traditional or private residual market, estimated at $26.0 billion, including commercial insurers and state-operated assigned risk pools established for high risk employers, and (ii) state funds, estimated at $5.7 billion, operated in states in order to increase competition and stabilize the market.

     Indemnity payments, established by state legislative action, have risen, in part because of higher wage levels and increased state mandated benefits. Medical expenses have also increased due to the general rise in the cost of health care and the statutory requirement that employers provide coverage for all compensable medical costs, without any co-payment by the employee. The Company believes the most significant factor affecting the cost of workers’ compensation, however, results from incentives in the system for injured employees to remain away from work and to continue collecting indemnity payments and receiving medical treatment beyond the point that is necessary.

     The Company believes that traditional workers’ compensation insurance companies and workers’ compensation third party administrators are not as effective as the Company in controlling loss costs. While traditional efforts, including focusing on workplace safety and implementing certain medical cost containment measures, have reduced costs in certain areas, the Company believes these efforts have not had a significant effect on the overall system cost because they have not focused effectively on controlling indemnity payments. In the late 1990’s as well as into the 2000’s, traditional insurance companies moved toward a more comprehensive management approach including return-to-work initiatives. The Company believes that while traditional insurers have been somewhat successful in these initiatives, they have not achieved the cost reductions and claim closure outcomes realized by the Company.

The Company’s Management Approach

     The Company seeks to control workers’ compensation costs through a proprietary management approach that is specifically designed for the workers’ compensation system. The Company’s management strategy seeks to reduce workers’ compensation costs significantly through early intervention in each employee’s injury and intensive management of all participants in the workers’ compensation system, including employers, injured employees, medical care providers, and legal and judicial participants. Through early intervention, the Company promptly identifies cases that have the potential to result in significant expenses and acts to control these expenses before they are incurred. The Company focuses on controlling indemnity payments for lost wages, the largest component of workers’ compensation costs, by quickly and safely returning injured employees to work. As part of this strategy, the Company attempts to return an injured employee to his or her original position, if the employee is able, or to place the employee in a transitional, light-duty position until the employee is able to resume his or her former position. By promptly returning an employee to work, the Company has found that not only indemnity payments, but also medical expenses per injury, are substantially reduced. In addition, the Company uses other management techniques, including contracts with provider networks, designated health care providers, medical fee schedule review, utilization review and doctor peer review, to control medical costs.

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

     Employers. Generally, each employer is assigned to an operating team responsible for managing the relationship. Prior to accepting an employer, members of an operating team may conduct an on-site risk assessment and explain the Company’s methods and procedures to the employer. The risk assessment forms a part of the Company’s underwriting process and includes evaluating the employer’s willingness to follow the Company’s procedures. For employers insured by the Company’s wholly-owned insurance subsidiary, American Compensation Insurance Company (“ACIC”), the employer agrees, as part of the insurance policy, to comply with the Company’s early intervention methods and to provide transitional, light-duty work for injured employees until such time as they are able to resume their normal positions. To ensure that the Company’s early intervention techniques succeed, the Company requests prompt notification from the employer of all injuries, typically 24 to 48 hours after the employer learns of the injury.

     Each operating team is responsible for managing its designated employers’ workers’ compensation program, by training the employer’s personnel in the Company’s methods and procedures and managing all reported injuries for the employer. The operating team meets with the employer, provides access to loss reports detailing current claims, conducts an annual account review and maintains active communication on open injuries. The Company’s loss control team or the operating team may make workplace safety recommendations or retain a workplace safety-engineering firm to assist its employers in remedying work conditions that the loss control team or the operating team determines constitute an inappropriate risk. In addition, the operating team may recommend to the Company’s management the cancellation or non-renewal of the policy for an employer that fails to comply with the Company’s procedures.

     Employees. The Company focuses on identifying injuries that have the greatest potential to result in significant expenses and acts quickly to control expenses resulting from these injuries. The Company has observed that approximately 15% of all injuries result in 85% of all workers’ compensation expenses and that early identification of, and intervention in, these cases can lead to significant cost savings. Within 48 hours of being notified of an injury, an operating team evaluates several factors, including the type of injury, the employee’s injury history and whether the employee is absent from work, to determine whether the injury is likely to involve significant expense. In potentially high-cost cases, a member of the operating team intervenes quickly by meeting with the injured employee to assess the injury, assisting the injured employee in obtaining medical care and rehabilitation and developing a plan to get the employee back to work as soon as is appropriate. If the employee cannot immediately return to his or her original position, the employer is required to provide a transitional light-duty job that is consistent with the limits defined by the employee’s medical care provider. If the employee refuses this transitional position, the Company may terminate indemnity payments, but is required to continue to provide appropriate medical benefits.

     Medical Care Providers. The operating teams actively assess each injury, monitor and manage the medical treatment and review the medical expenses of each employee’s injury. Each injury report is reviewed by one of the Company’s nurses. The nurse typically contacts the physician treating employees in cases that involve days off from work or injuries that could involve significant expense. In these cases, the physician is asked to provide his or her diagnosis, plan of treatment and assessment of the employee’s physical capabilities for transitional work. The Company has contracts with consulting physicians to assess proposed treatment plans for injured employees. These physicians also discuss injured employee treatment plans with the employee’s medical care providers. The goal is to ensure both an accurate diagnosis and treatment of the injury and an understanding of the nature and extent of the limits the diagnosis places on the employee’s ability to return to work in either the original job or a transitional, light-duty position. The operating team also monitors the health care provided to the injured employee to ensure that the employee receives proper treatment for the injury and that the employee does not receive services or procedures that are excessive, unnecessary or unrelated to the particular injury. In addition, when the operating team believes the diagnosis of an injury or the proposed rehabilitation treatment is not appropriate, the operating team will arrange for a second opinion with an independent medical examiner.

     The medical cost management team reviews all bills submitted by medical care providers to determine if the amounts charged for the treatments are appropriate according to statutory and other negotiated fee schedules.

     In many states, including Minnesota, the Company cannot require that an injured employee go to a specific physician or seek treatment from a specific provider. Nevertheless, the Company attempts to assist the injured employee in selecting appropriate medical care providers. In Colorado and Michigan (for the first ten days after the injury) the Company can require that injured employees go to a physician within a designated network of medical care providers.

     Management of Legal and Judicial Participants. The Company, through early intervention, seeks to limit the number of disputes with injured employees. As part of its early intervention process, the Company identifies injuries that are not work related and denies the claim. The Company may also deny a claim for indemnity payments when it determines that no further payments are appropriate (for example, when an employee has been offered transitional, light-duty work and has refused it). In these and other sets of circumstances, the employee may engage a lawyer to represent his or her interests. Generally, if the parties are unable to resolve the matter, the workers’ compensation law mandates arbitration, subject to judicial review. For cases that involve adversary proceedings, the Company engages one of several lawyers who are familiar with the Company’s philosophy and actively seeks to resolve the dispute with the employee’s attorney.

Customers

     The Company targets employers and associations that operate in industries with relatively high workers’ compensation costs, including manufacturing, retail, wholesale, health care and hospitality industries and employers with a history of workers’ compensation claim costs higher than average in their industry.

     The Company’s average annual premium per policy increased to $80,400 in 2002 from $56,800 in 2001 and $40,500 in 2000 due to focused aggressive re-underwriting in 2001and 2000. The Company’s ten largest customers accounted for $6.2 million or 11.4% of the Company’s premiums in force in 2002 compared to $6.6 million or 7.8% of the Company’s premiums in force in 2001 and $7.9 million or 7.9% of the Company’s premiums in force in 2000. No customer accounted for more than 5% of in force premiums in 2002, 2001 or 2000. The Company renewed 46.1% of the policies scheduled to expire in 2002, whereas 56.5% and 66.2% were renewed in 2001 and 2000, respectively. The retention rate in 2002 was decreased significantly by the closure of the Missouri and Massachusetts regions.

     Substantially all of the Company’s employers are in its Minnesota, Colorado and Michigan regions. In December 2001, the Company closed its regional offices in Missouri (covering Missouri, Illinois and Kansas) and Massachusetts (covering Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). In 2002, the Company non-renewed substantially all of its policies in its Missouri and Massachusetts regions and expects to complete run off of remaining expiring policies in these regions through February 2003. In addition to these states, the Company is also licensed in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas and Oklahoma. The Company currently has no intention to expand operations beyond the present states in which it is operating.

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

     The Company determines the premium to be charged an employer based on several factors, including: (i) the expected dollar loss per $100 of payroll for the employers’ industry, (ii) the employer’s experience modifier, a measurement of the difference between the employer’s past claims experience and its industry average, (iii) an upward or downward adjustment to the premium by the Company based on its assessment of the risks associated with providing the coverage for the specific employer, and (iv) competitive market prices. An employer’s expected dollar loss and experience modifier are each determined by an independent rating agency established or adopted by its state, based on a three-year average of the claims experience of the employer and its industry.

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

     In 2002, the Company began a strategic initiative to sell its workers’ compensation products and services on a fee-for-service basis. This strategic initiative extends the Company’s workers’ compensation services to self-insured employers and other alternative market non-risk products. The Company will charge a fee to these customers based on the expected number of claims managed or the time committed to the customer. This service product will provide a non-insurance revenue line for the Company. In 2002, the Company had acquired three customers totaling approximately $100,000 in annualized revenues.

Sales and Marketing

     The Company sells its workers’ compensation products and services to insured and self-insured employers through independent insurance agencies and brokers, including several large national agencies. Agencies are paid commissions which averaged 6.9% of the Company’s gross premiums earned in 2002, compared to 7.6% of the Company’s gross premiums earned in 2001 and 7.9% of gross premiums earned in 2000. The Company’s ten highest producing agencies accounted for $19.7 million or 36.3% of premiums in force in 2002, compared to $24.8 million or 29.7% of premiums in force in 2001 and $27.2 million or 27.3% of premiums in force in 2000. No agency accounted for more than 5.3% of premiums in force in 2002, compared to 6.4% of premiums in force in 2001 and 6.5% of premiums in force in 2000. The Company continually markets its products and services to its agencies to keep them aware of developments in the Company’s business. Each state’s underwriting team is responsible for establishing and maintaining agency relationships.

Reinsurance

     The Company shares the risks and benefits of the insurance it underwrites through reinsurance. The Company purchases reinsurance to protect it from potential losses in excess of the level management is willing to accept. From 1995 to 2002, the Company’s primary reinsurance was excess of loss coverage that limited its per-incident exposure.

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

     In 2002, 2001 and 2000, the Company selected per occurrence levels in Minnesota from the WCRA of $350,000, $330,000 and $310,000, respectively. In 2003, the selected per occurrence level excess of loss coverage under the WCRA is $360,000.

     In 2002, 2001 and 2000, the Company purchased non-Minnesota excess of loss coverage primarily through General Cologne Reinsurance Corporation, rated A++ (Superior) by A.M. Best. The excess of loss policy in effect during 2002, 2001 and 2000 provided reinsurance from $300,000 per person per any one loss and up to statutory limits per occurrence ultimate net loss for 2001, 2000 and 1999, but coverage was capped at $20.0 million per occurrence ultimate net loss for 2002.

     In 2003, the Company’s non-Minnesota per-incident excess of loss coverage increased to $360,000, continues to be capped at $20.0 million per occurrence and further excludes claims resulting from acts of terrorism. The Company further decreased its retention in 2003 to $200,000 per-incident in 2003 by purchasing increased excess of loss reinsurance to further reduce volatility in the Company’s financial results. This coverage was purchased from three reinsurers.

     The excess of loss policy in effect during 1998 and 1997 provided reinsurance up to $9.5 million in excess of $500,000 per person per any one loss and up to $40 million in excess of $10 million per occurrence ultimate net loss for 2002. This excess of loss policy was effective January 1, 1997, and replaced excess of loss policies that were terminated on December 31, 1996. In 1996, the non-Minnesota excess of loss policies provided reinsurance up to $9.5 million in excess of $500,000 per person per any one loss and up to $49.5 million in excess of $500,000 per occurrence ultimate net loss. Transatlantic Reinsurance Company, rated A++ (Superior) by A.M. Best, is the only reinsurance company that received more than 15% of the premiums paid for reinsurance coverage under the 1996 excess of loss coverage.

     For claims occurring on or after July 1, 1998, the Company purchased excess of loss coverage through GE Reinsurance Corporation, rated A+ (Superior) by A.M. Best that provides reinsurance up to $275,000 in excess of $25,000 in all states except Minnesota. In Minnesota, the coverage is $255,000 in excess of $25,000 for 1998, $265,000 in excess of $25,000 for 1999 and $275,000 in excess of $25,000 for 2000 and 2001. This coverage was purchased to reduce risk and volatility in the Company’s operating performance. This contract was terminated effective December 31, 2000; however, the policy was effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewed in 2002 and 2001 were not covered under this lower level excess of loss reinsurance policy.

     A.M. Best determines its ratings based on a comparative analysis of the financial condition and operating performance of insurance companies. A.M. Best ratings are based upon factors of concern to insureds and are not directed toward the protection of investors. See “Competition.”

Competition

     The workers’ compensation industry is highly competitive. The Company competes with insurance companies, managed health care organizations and state sponsored insurance pools for its insured products and with Third Party Administrators for its fee-for-service business. Unlike the Company, which offers only workers’ compensation products and services, these competitors may offer additional products and services to employers, including other forms of insurance. As a consequence, these competitors may have certain advantages in pricing their workers’ compensation products. In addition, certain of these competitors are offering a management approach similar to that offered by the Company. Many of the Company’s competitors have greater financial and operating resources than the Company.

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

     Insurance companies enter and exit the workers’ compensation market in different states depending on their appraisal of current market conditions. Many insurance companies stopped underwriting workers’ compensation insurance during the early 1990’s due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In the mid to late 1990’s, the Company experienced increased market pressure as new insurance companies and single line workers’ compensation insurance companies entered the market. In 2002, 2001 and 2000, many insurers withdrew from the markets in which the Company operates as premium rates were insufficient to cover the cost of benefits paid.

     Insurance companies compete primarily with the Company for insured customers that have lower past claims experience or lower experience “modifiers.” As a result, the Company experiences increased competition for the renewal of workers’ compensation policies with customers that have reduced their experience modifiers, and it expects to continue to experience this competition.

     Another competitive factor results from the fact that some insured employers will not purchase workers’ compensation products from insurance companies with an A.M. Best rating less than “A”. In addition, certain insurance companies that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation portion, is written by an insurance company with a less than “A” rating. The Company believes that its B- letter rating from A.M. Best will make it difficult, in certain instances, for the Company to provide its products to certain employers. Historically, in these instances, the Company competed by writing these employers using an “A” rated insurer’s paper. This process, known as fronting, added additional cost for ACIC but allowed the Company access to markets it may have otherwise not been able to access. The Company does not currently have a fronting arrangement in effect and believes that its ability to find a fronting company at a reasonable cost in 2003 will be difficult.

     The Company’s insurance subsidiary was assigned an initial rating of B++ (Very Good) on a scale of A++ (Superior) to F (In Liquidation) on December 16, 1996. This rating was reaffirmed in April 1999 and June 2000. In June 2001, however, based on 2000 financial results, A.M. Best downgraded the Company’s rating to B+ and, based on financial results in 2001, further downgraded that rating to B- in February 2002. An A.M. Best rating is assigned after an extensive quantitative and qualitative evaluation of the Company’s financial condition and operating performance. A.M. Best ratings are based upon factors of concern to insured’s and are not directed toward the protection of investors. Furthermore, A.M. Best ratings are not ratings of the Company or any of its securities. A.M. Best ratings include Secure Ratings, consisting of A++ and A+ (Superior); A and A- (Excellent); B++ and B+ (Very Good); Vulnerable or Unsecure Ratings, consisting of B and B- (Adequate); C++ and C+ (Fair); C and C- (Marginal); D (Very Vulnerable); E (Under State Supervision); and F (In Liquidation).

Data Management

     During the period 1997 to 2002, the Company contracted with various unrelated third-parties for certain computer information systems and other software licenses. In 1996, the Company developed and implemented its own proprietary claims management and medical fee adjudicating systems to manage claims, audit medical fees, pay claims, provide reports to policyholders and analyze claims data. These systems replaced third-party contracts for claims management and medical fee adjudicating systems. In 1995, the Company developed and implemented its own proprietary policy management system to process insurance applications and issue policies and endorsements. This system replaced a third-party contract for a policy management system. In 1999, the Company developed and implemented its own proprietary billing, cash receipts, collections and agency commission systems. These systems replaced third-party software systems purchased by the Company. These systems continue to be upgraded and maintained by the Company. The Company continues to utilize third party software to maintain financial information, prepare accounting reports and financial statements and pay vendors. The Company also contracts with a third-party provider of payroll services for payroll, benefit and human resource software services. The Company utilizes other licensed software from national vendors to maintain its financial records, file statutory statements with insurance regulators and perform other general business.

Employees

     The Company had 147 full-time employees at December 31, 2002. Of the Company’s employees, approximately 78 work in the Company’s administrative and financial functions and 69 serve on, provide service to or manage approximately 12 different operating teams. None of the Company’s employees are subject to collective bargaining agreements. The Company believes its employee relations are good.

Regulation

     The Company’s insurance subsidiary is subject to substantial regulation by the governmental agencies in states in which it operates, and will be subject to such regulation in any state in which it provides workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of the business of the Company, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of its investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change.

     Workers’ compensation coverage is a creation of state law, subject to change by the state legislature, and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state operated funds. New laws affecting the workers’ compensation system in Minnesota, Colorado and Michigan and any other state where the Company may operate, including laws that require all employers to participate in state sponsored funds or that mandate premium reductions, could have a material adverse effect on the Company.

Company Information

     The Company maintains a website at www.rtwi.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and periodic reports on Form 8-K (and any amendments to these reports) will be available free of charge on the Company’s website as soon as reasonably practical but no later then September 30, 2003.

Executive Officers of the Registrant

     The following are the executive officers of the Company at March 28, 2003:

Name	Age	Position

David C. Prosser	78	Chairman of the Board
J. Alexander Fjelstad	51	President and Chief Executive Officer
Alfred L. LaTendresse	54	Executive Vice President
Jeffrey B. Murphy	41	Chief Financial Officer, Treasurer and Secretary
Patricia M. Sheveland	44	Vice President — Case and Claims Management
Keith D. Krueger	44	Vice President — Underwriting and Sales

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

     J. Alexander Fjelstad rejoined the Company in December 2001 as President and Chief Executive Officer and Director after serving as President and Chief Executive Officer of Headwater Systems, Inc., a manufacturer of radio frequency identification devices, from March 1999 through December 2001. Mr. Fjelstad initially joined the Company in 1989 as a Vice President, served as Chief Operating Officer beginning in 1993 and became Chief Operating Officer - Marketing and Underwriting in October 1996 through his departure in 1998. Mr. Fjelstad was a Director of the Company from 1989 to February 1999. He is a member of the American Institute for Property and Liability Underwriters and holds the CPCU designation.

     Alfred L. LaTendresse rejoined the Company in December 2001 as Executive Vice President and Director after serving as Chief Operations Officer and Chief Financial Officer for Headwater Systems, Inc. from June 1999 to December 2001. Mr. LaTendresse initially joined the Company as Chief Financial Officer in 1990 and later became Secretary and Treasurer. Mr. LaTendresse departed from the Company in December 1998. Mr. LaTendresse served as a Director of the Company from July 1993 until January 1995. Mr. LaTendresse is a member of the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants.

     Jeffrey B. Murphy joined the Company in October 1994 as Controller and was promoted to Chief Financial Officer in February 2000. Mr. Murphy was the Corporate Controller and held other management positions for Midcontinent Media, Inc. from 1989 to 1994. Prior to that time, Mr. Murphy served in various financial audit positions with Grant Thornton LLP from 1983 to 1989.

     Patricia M. Sheveland was appointed to Vice-President — Case and Claims Management in January 2002. Ms. Sheveland joined the Company in April 1990 and has held various management positions of increasing importance including General Manager of Operations in the Colorado regional office and Director of Operations for the Colorado, Michigan and Massachusetts regions. Prior to joining the Company, Ms. Sheveland worked as an Occupational Nurse for Kmart Corporation.

     Keith D. Krueger joined the Company in September 1998 as the Director of Underwriting and Pricing for the Company’s Minnesota regional office. He was promoted to Director of Underwriting Services for the Company’s Home Office in October 1999 and served in this capacity until being promoted to Vice President - Underwriting and Sales in March 2002. Prior to joining the Company, Mr. Krueger was a Commercial Lines Underwriting Manager for Citizens Security Mutual Insurance from June 1997 to August 1998. From March 1995 to May 1997, Mr. Krueger was Vice President — Underwriting and Marketing for American West Insurance. He is a member of the American Institute for Property and Liability Underwriters and holds the CPCU designation.

ITEM 2. PROPERTIES

     The following is a summary of properties leased by the Company at December 31, 2002:

	Area leased
Location and description	(in square feet)	Termination

Bloomington, Minnesota; Headquarters and Minnesota office space	26,301	September 2007
Denver, Colorado; Colorado office space	7,805	April 2005
St. Louis, Missouri; Missouri office space	6,542	September 2005
Detroit, Michigan; Michigan office space	7,118	May 2007
Grand Rapids, Michigan; Michigan satellite office	4,631	April 2006

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

     None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY STOCK PRICE COMPARISON AND DIVIDENDS

     The Company’s shares are publicly traded on The Nasdaq Stock Market under the symbol RTWI. The Company effected a one-for-two reverse-split of its common stock on November 22, 2002. The table below sets forth the range of high and low sales prices for the Company’s stock for each quarter during the past two years. The Company had approximately 2,000 shareholders of its common stock at the close of trading on March 1, 2003.

		First	Second	Third	Fourth
Fiscal Year:		Quarter	Quarter	Quarter	Quarter

2002	High	$2.70	$3.74	$2.70	$2.54
	Low	0.72	1.16	0.94	1.20
2001	High	11.88	5.28	3.84	11.24
	Low	4.25	2.00	1.36	0.50

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

ITEM 6. SELECTED FINANCIAL DATA

     The consolidated statements of operations data set forth below for each of the three years in the period ended December 31, 2002, and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the two years in the period ended December 31, 1999, and the consolidated balance sheet data at December 31, 2000, 1999 and 1998, are derived from audited consolidated financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and

the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Total revenues	$90,152	$77,812	$83,299	$95,723	$67,146
Income (loss) from operations	(10,485)	8,357	(14,780)	(15,761)	10,325
Net income (loss)	(7,081)	6,167	(9,708)	(25,215)	14,319
Basic income (loss) per share	(1.19)	1.00	(1.79)	(4.89)	2.78
Diluted income (loss) per share	(1.19)	1.00	(1.79)	(4.89)	2.78
Premiums in force at year end	82,100	87,200	99,400	83,700	54,200
Total assets	172,934	176,511	194,535	218,307	223,834
Notes payable	2,461	—	7,000	4,500	1,250
Total shareholders’ equity	52,618	55,565	38,736	14,222	29,810

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

     We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify those injured employees who are likely to become inappropriately dependent on the workers’ compensation system. We currently provide workers’ compensation management services to employers insured through our insurance subsidiary and to self-insured employers on a fee-for-service basis.

     During 2002, we operated primarily in Minnesota, Wisconsin, South Dakota, Colorado, Michigan and Indiana. In the fourth quarter of 2001, we closed our regional offices in Missouri (which served Missouri, Illinois and Kansas) and Massachusetts (which served Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). We did earn premiums from these regional offices in 2002. Collectively, these regional offices had remaining premiums in force totaling $1.4 million at December 31, 2002. We completed running off this business in February 2003.

     On February 28, 2002, our A.M. Best financial rating was downgraded from a Secure rating (B+) to an Unsecure rating (B-) as a result of the decrease in statutory surplus in 2001 from $29.3 million at December 31, 2000 to $19.5 million at December 31, 2001 and our adverse development in 2001 and 2000 that resulted in statutory operating losses in those years. Certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation portion, is written by a carrier with an unsecure rating. Additionally, certain of our independent agents may be unwilling to sell our insurance as a result of the downgrade. As a result, we believe that our B- rating from A.M. Best will make it more difficult to provide our products to certain employers. While we believe that the A.M. Best downgrade will result in decreasing premiums in force, the ultimate effect of this downgrade is unknown at this time.

     Additional information about RTW is available on our website, www.rtwi.com.

Significant Accounting Policies — Our significant accounting policies are summarized in Note 1 — “Summary of Significant Accounting Policies” to our accompanying consolidated financial statements. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned, (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims, (iii) policy acquisition costs, and (iv) investments. These accounting policies are further discussed in detail within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Summary — This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with the Consolidated Financial Statements at December 31, 2002.

The following table provides an overview of our key operating results (000’s, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Gross premiums earned	$62,506	$97,420	$95,878
Premiums earned	60,264	86,057	78,154
Total revenues	67,146	95,723	83,299
Claim and claim settlement expenses	40,533	80,103	72,429
Net income (loss)	14,319	(25,215)	(9,708)
Diluted net income (loss) per share	$2.78	$(4.89)	$(1.79)

     RTW reported a decrease in gross premiums earned to $62.5 million in 2002 from $97.4 million in 2001. Total revenues decreased significantly in 2002 to $67.1 million from $95.7 million in 2001 due to a decrease in premiums in force related primarily to our regional office closures.

     We reported net income of $14.3 million in 2002 compared to net losses of $25.2 million and $9.7 million in 2001 and 2000, respectively. We reported basic and diluted net income per share of $2.78 in 2002 compared to basic and diluted net losses per share of $4.89 and $1.79 in 2001 and 2000, respectively. The primary factors affecting our 2002 operating results included the following:

•	Our gross premiums earned decreased in 2002 from 2001, due primarily to a 31.6% decrease in average premiums in force to $65.1 million for 2002 from $95.2 million in 2001;

•	Premiums earned decreased 30.0% in 2002 from 2001. Premiums earned in 2001 were reduced by premiums ceded under a lower layer excess of loss reinsurance agreement, effective for claims occurring on or after July 1, 1998, that was in runoff in 2001. Premiums ceded in 2001 included $7.9 million in premiums ceded under this lower layer excess of loss reinsurance agreement, compared to $13.4 million ceded in 2000. No premiums were ceded under this agreement in 2002. Additionally, 2002 premiums ceded were reduced by $1.4 million resulting from a change in cost related to excess of loss reinsurance in Minnesota;

•	Claim and claim settlement expenses decreased significantly to 67.3% of premiums earned for 2002 from 93.1% for 2001. See further discussion under “Claim and Claim Settlement Expenses;”

•	In our 2001 Report on Form 10-K/A, we revised the accounting for our contract with St. Paul Re (SPR), which was originally accounted for under reinsurance accounting standards using deposit accounting standards, and restated our 2001 financial statements. We further terminated this contract with SPR in December 2002 and were refunded $28.8 million, resulting in a $1.0 million gain recorded in December 2002. Deposit accounting for this contract required us to record a margin expense at 4.75% of premiums ceded to SPR and interest income on the fund balance at an amount equal to the quarter-end U.S. Treasury Bill rate less 25 basis points. The deposit accounting change caused a decrease in premiums ceded and an increase in investment income, claim and claim settlement expenses, policy acquisition costs and general and administrative expenses from the amounts originally reported in 2001. As a result, the accounting for this contract increased net income by $354,000 in 2002 after reducing interest income and the gain on termination by the margin expense, and an increase in the 2001 net loss by $1.5 million; and

•	At December 31, 2001, we established a $14.5 million valuation allowance against deferred tax assets resulting in a corresponding increase in income tax expense. This valuation allowance decreased to $6.6 million at December 31, 2002. The $7.9 million decrease in the valuation allowance favorably affected our income tax expense in 2002. See further discussion under “Income Taxes.”

     We expect 2003 premiums in force to increase slightly from levels in 2002. We also anticipate that we will continue to operate in an environment of premium rate increases in 2003; however, these rate increases will be significantly lower than experienced in 2002, 2001 and 2000. We will focus on achieving profitability in our remaining regional markets by: (i) aggressively managing and closing claims, (ii) reviewing policy profitability at renewal and removing unprofitable accounts, and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     In the following pages, we take a look at the 2002, 2001 and 2000 operating results for items in our Consolidated Statement of Operations and also explain key balance sheet accounts in greater detail.

RESULTS OF OPERATIONS

Total revenues: Our total revenues include premiums earned, investment income, net realized investment gains (losses) and other income. The following table summarizes the components of our revenues and premiums in force (000’s):

	Year Ended December 31,

	2002	2001	2000

Gross premiums earned	$62,506	$97,420	$95,878
Premiums ceded	(2,242)	(11,363)	(17,724)

Premiums earned	60,264	86,057	78,154
Investment income	5,139	6,415	5,752
Net realized investment gains (losses):
Realized investment gains	1,930	1,225	26
Realized investment losses	(209)	(62)	(633)

Net realized investment gains (losses)	1,721	1,163	(607)
Other income	22	2,088	—

Total revenues	$67,146	$95,723	$83,299

Premiums in force by regional office at year-end	2002	2001	2000

Minnesota	$23,000	$26,700	$33,800
Colorado	11,800	13,100	16,000
Missouri	700	10,300	13,400
Michigan	18,000	21,700	18,600
Massachusetts	700	11,900	17,600

Total premiums in force	$54,200	$83,700	$99,400

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

     Our premiums in force decreased 35.2% to $54.2 million at December 31, 2002 from $83.7 million at December 31, 2001 due to decreases in premiums in force in all of our markets, but primarily the result of closing our Missouri and Massachusetts regional offices. Average premiums in force decreased to $65.1 million in 2002 from $95.2 million in 2001 and $90.9 million in 2000. In order to improve profitability, we aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration in 2002, 2001 and 2000. Our average annual premium per policy increased to $80,400 in 2002 from $56,800 in 2001 and $40,500 in 2000 as a result of the focused aggressive re-underwriting in 2001 and 2000.

     Our gross premiums earned decreased 35.8% to $62.5 million in 2002 from $97.4 million in 2001. This decrease resulted primarily from: (i) the decrease in average premiums in force, and (ii) final audit premiums which decreased gross premiums earned by $1.7 million in 2002 and increased gross premiums earned by $1.8 million in 2001.

     Gross premiums earned increased 1.6% to $97.4 million in 2001 from $95.9 million in 2000. This increase resulted from: (i) the increase in average premiums in force, offset by (ii) a decrease in final audit premiums that increased gross premiums earned by $1.8 million in 2001 compared to $5.5 million in 2000.

     In 2002, 2001 and 2000, we were able to increase premium rates on renewing policies an average of 9.0%, 18.5% and 11.7%, respectively. We have been able to increase premium rates in our markets due to the following:

•	Many workers’ compensation insurers have withdrawn from the markets in which we write premiums as profitability diminished in the workers’ compensation insurance line;

•	Reinsurance rates for workers’ compensation insurers have increased due to: (i) reductions in reinsurer’s surplus as a result of the September 11, 2001 terrorist acts against the United States, (ii) recent unprofitability resulting from highly competitive reinsurance pricing, and (iii) settlements related to certain reinsurance treaties written in the late 1990’s. These rate increases have resulted in increased costs for workers’ compensation insurers. Insurers, including RTW, have raised premium rates to offset these increases in reinsurance premiums; and

•	A number of workers’ compensation insurers’ financial ratings have decreased due to reserve adjustments recorded in 2002, 2001 and 2000.

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

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). In 2002, we ceded Minnesota claims in excess of $350,000 per occurrence to the WCRA; in 2001 and 2000, we ceded Minnesota claims in excess of $330,000 and $310,000, respectively to the WCRA. The per-occurrence coverage level increased to $360,000 in 2003. In our non-Minnesota states, we maintained excess of loss coverage with a per-incident exposure of $300,000 since 1999. We purchased this non-Minnesota coverage from a single reinsurer. In 2002, the non-Minnesota excess of loss coverage no longer included statutory limit coverage and was capped at $20.0 million per occurrence and further excluded claims resulting from acts of terrorism. In 2003, our non-Minnesota per-incident excess of loss coverage increased to $360,000, continues to be capped at $20.0 million per occurrence and further excludes claims resulting from acts of terrorism. We further decreased our retention to $200,000 per-incident in all our regions in 2003 by purchasing increased excess of loss reinsurance in order to further reduce volatility in our results. This coverage was purchased from three reinsurers.

     For claims occurring after June 30, 1998 through policy termination on December 31, 2000, and on a runoff basis into 2001, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in each of 2002, 2001 and 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $49,000 at December 31, 2002. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however the policy remained in effect in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower-level excess of loss reinsurance policy.

     The following table summarizes the components of premiums ceded (000’s):

	Year Ended December 31,

	2002	2001	2000

Premiums ceded, net:
Excess of loss reinsurance premiums:
$25,000 to $300,000 excess of loss policy	$—	$(7,297)	$(13,442)
WCRA and other non-Minnesota excess of loss policies	(2,242)	(4,066)	(4,282)

Premiums ceded	$(2,242)	$(11,363)	$(17,724)

     Premiums ceded to reinsurers decreased to $2.2 million in 2002 from $11.4 million in 2001. The decrease in premiums ceded, resulted primarily from: (i) a $7.3 million reduction in premiums ceded under our $25,000 to $300,000 excess of loss reinsurance policy, (ii) a $1.4 million reduction in excess of loss premiums ceded resulting from a change in estimated reinsurance cost for Minnesota excess of loss reinsurance, and (iii) a decrease in gross premiums earned offset by an increase in non-Minnesota excess of loss costs in 2002.

     Premiums ceded to reinsurers decreased to $11.4 million in 2001 from $17.7 million in 2000. The decrease in premiums ceded resulted primarily from the run-off of premiums ceded under our $25,000 to $300,000 policy.

2003 Outlook: The 2003 outlook for premiums in force, gross premiums earned and premiums ceded include the following factors:

•	We expect that our B- A.M. Best rating and the final runoff of in force premiums in our Massachusetts and Missouri regions will put downward pressure on premiums in force in 2003. Premium rates are expected to be relatively flat on new and renewing policies as we filed our rates at the high end in each region in which we operate in 2002, leaving little room to further increase rates in 2003. Premium rate increases realized in 2002 will continue to favorably affect profitability on each account in 2003 as we earn more premium on those policies. We expect to further improve our agency relationships in 2003 resulting in new business increases primarily in our Minnesota and Michigan regions. Overall, we expect premiums in force to increase only slightly;

•	Our 2002 gross premiums earned include $7.9 million in premiums earned from our Missouri and Massachusetts regions that were in runoff in 2002. Premiums earned in these regions are expected to be less than $100,000 in 2003. Additionally, we expect our average premiums in force to decrease significantly in 2003 compared to 2002. Overall, we expect gross premiums earned to decrease significantly in 2003; and

•	Premiums ceded under excess of loss policies will increase significantly as a percent of gross premiums earned when compared to the results attained for 2002. This increase is the result of two factors: (i) our cost for excess of loss reinsurance coverage in our non-Minnesota regions increased substantially for 2003 while our Minnesota cost decreased only slightly, and (ii) we decreased our retention to $200,000 in all our regions in 2003 by purchasing increased excess of loss coverage in order to further reduce volatility in our results.

Investment Income and Net Realized Investment Gains (Losses): Our investment income includes earnings on our investment portfolio and interest on our deposit receivable. Our net realized investment gains (losses), displayed separately on our accompanying Consolidated Statements of Operations, include gains and losses from sales of securities. Through January 2001, we invested entirely in U.S. domiciled investment-grade taxable and tax-exempt fixed maturity investments. In February 2001, we repositioned our portfolio, sold our tax-exempt securities, and purchased taxable securities to take advantage of our net operating loss carry-forward generated in 2000 and to maximize the after-tax yield of our investment portfolio. We realized investment gains totaling $1.1 million as a result of this repositioning. In February 2002, we sold certain securities within the portfolio and realized investment gains totaling $1.5 million to increase statutory surplus. In September 2002, we sold our corporate securities to further reduce risk in our portfolio and realized net investment gains of $354,000 in the third quarter of 2002. Further recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns. We currently invest entirely in U.S. domiciled investment-grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

     Investment income decreased to $5.1 million in 2002 from $6.4 million in 2001. Investment income decreased as our invested assets decreased to $81.4 million at December 31, 2002 from $89.2 million at December 31, 2001 and our investment yields decreased as we moved out of corporate securities in 2002 and reinvested in lower yielding securities due to changes in market interest rates and our desire to lower risk by buying higher rated government and mortgage-backed securities. This decrease was partially offset by an increase in interest earned on our deposit receivable to $736,000 in 2002 from $518,000 in 2001. Our invested assets decreased due to decreases in operating cash flow in 2002 and 2001, resulting primarily from: (i) reduced premiums in force and premiums written, (ii) timing differences between paying premiums ceded and recovering paid claim and claim settlement expenses, (iii) the receipt of premiums and the payment of claim and claim settlement expenses, and (iv) net cash provided by lower investment income. Investment yields decreased to 4.9% for 2002 from 6.1% for 2001. The investment yields realized in future periods will be affected by yields attained on new investments.

     Investment income increased to $6.4 million in 2001 from $5.8 million in 2000. Investment income increased as a result of repositioning our portfolio entirely into taxable securities that earn a higher pre-tax rate of return offset by a reduction in our invested assets to $89.2 million at December 31, 2001 from $96.8 million at December 31, 2000 and further includes interest on our deposit receivable totaling $518,000 for 2001. Invested assets decreased due to decreased operating cash flow, resulting primarily from: (i) the difference in timing between the receipt of premiums, the payment of premiums ceded under our reinsurance agreements, the payment of claim and claim settlement expenses and the recovery of paid claim and claim settlement expenses under our reinsurance programs, and (ii) net cash provided by investment income. Tax-adjusted investment yields were 6.1% in 2001 compared to 6.6% in 2000. The investment yields realized in future periods will be affected by yields attained on new investments.

     Net realized investment gains were $1.7 million in 2002 that resulted from sales of securities in February 2002 as well as repositioning out of corporate securities in September 2002. Net realized investment gains were $1.2 million in 2001 and resulted primarily from our portfolio repositioning out of taxable securities in February 2001. Net realized investment losses were $607,000 in 2000 and included $500,000 for the write-down of a security whose decrease in value was deemed other than temporary.

2003 Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for 2003 will be affected by the following:

•	The increase in our funds available for investment as a result of the $28.8 million of cash received in December 2002 from terminating the St. Paul Re contract;

•	We earned $736,000 in interest on our deposit receivable in 2002. There will be no interest earned on the deposit in 2003 due to our terminating the St. Paul Re contract;

•	Funds from our operating cash flows and investment cash flows historically provided growth in our investment portfolio; however, these net cash flows will decrease as we focused on closing claims from prior years, years in which premiums were higher and more claims were reported, paying to close those claims. Cash flows for 2003 are expected to be adversely affected by decreases in cash flows resulting from claim payments on claims from 2002 and prior years exceeding cash flows from our premiums as we reduce our premiums earned in 2003;

•	Further recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

Other Income: We recorded and received a refund totaling $2.1 million from the WCRA in 2001. The WCRA periodically reviews its surplus position and refunds excess surplus to its members. This refund represents our share of the excess surplus of the WCRA at December 31, 2000. No such refund was received in 2002. We do, however, expect that fee-for service revenues will increase substantially in 2003 from the $22,000 realized in 2002.

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

     Claim and claim settlement expenses are our largest expense and result in our largest liability. We establish reserves that reflect our estimates of the total claim and claim settlement expenses we will ultimately have to pay under our workers’ compensation insurance policies. These include claims that have been reported but not settled and claims that have been incurred but not yet reported to us. For further discussion of reserve determination, see the “Unpaid Claim and Claim Settlement Expenses and Reinsurance Recoverables” section of this Management’s Discussion and Analysis.

     We experienced a significant decrease in the estimated number of ultimate claims for 2002 compared to 2001 and 2000. The number of estimated ultimate claims by accident year decreased to approximately 11,500 in 2002 from 22,100 in 2001 and 28,300 in 2000. The net decrease correlates directly to: (i) the decrease in premiums in force, and (ii) the re-underwriting that we completed with respect to our in force policies in 2000 and 2001. The gross and net average estimated cost per claim totaled approximately $5,500 and $4,900 in 2002 compared to $4,500 and $3,400 in 2001 and $4,000 and 2,400 in 2000, respectively. The increases in gross and net average estimated cost per claim are primarily the result of increases in severity, (i.e., the average cost of a claim), caused mainly by inflationary pressures. The trend of increasing severity is attributable to a combination of factors that include increasing medical costs and increasing indemnity payments (reimbursements to injured workers for lost wages) per claim. We have also observed a decline in the number of claims being reported over the last several years. The declining frequency of claims contributes to the increasing severity trend because the frequency decline has been concentrated in less expensive claims (claims involving less time-off from work and less severe injuries).

     The number of claims reported but unpaid (open claims) and the approximate average gross and net reserves on these claims each period was: 2002 — 1,381 claims, $9,700 average gross reserve, $9,000 average net reserve; 2001 — 670 claims, $26,900 average gross reserve, $17,500 average net reserve; and 2000 - 344 claims, $46,400 average gross reserve, $9,600 average net reserve. The average gross and net reserves per claim are less in 2002 than in 2001 and 2000 as the open claims include newly reported claims from the later half of 2002, including many with much lower severity that have not had time to close, as well as new claims that are anticipated but not yet reported. The remaining open claims from 2001 and 2000 are primarily claims with significant injury characteristics resulting in the increase in outstanding average gross and net reserves per claim.

     Claim and claim settlement expenses decreased significantly to $40.5 million in 2002 from $80.1 million in 2001. As a percent of premiums earned, claim and claim settlement expenses decreased to 67.3% in 2002 from 93.1% in 2001. These changes are due to the following:

•	Gross premiums earned decreased significantly due to: (i) decreased premiums in force, and (ii) final audit premium reductions totaling $1.7 million in 2002 compared to an increase in premiums earned due to final audits of $1.8 million in 2001, resulting in corresponding decreases in claim and claim settlement expenses and a distorted percent of gross premiums earned;

•	The 2002 results include an $8.4 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2001 results which include a $7.7 million increase in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses decreased in 2002 due to the following: (i) in March 2002, the Minnesota State legislature changed the way the commissioner will assess self-insured employers and insurers for estimated liabilities and administrative expenses of the State’s Special Compensation Fund (SCF). The assessment changed from being paid by the insurer on indemnity payment basis to an assessment charged on premium to the policyholder. We decreased our recorded accrual to reflect this legislative change, (ii) the frequency of claims reported in 2002 for 2001 and prior years was less than anticipated when we determined our liability in 2001, (iii) we overestimated the liability for our mandatory participation in state and national assigned risk pool operating results for states in which we operate in 2001 and reversed that excess in 2002, and (iv) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population;

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreement totaling $15.2 million in 2001 resulting in a corresponding reduction in 2001 claim and claim settlement expenses. No such benefit was recorded in 2002;

•	We increased renewal premium rates an average of 9.0% in 2002 and 18.5% in 2001 compared to premium rates for the same periods in 2001 and 2000, respectively, reversing a trend of continued rate declines during years prior to 2000. Increases in premium rates have the effect of reducing the ratio of claim and claim settlement expenses to gross premiums earned as losses do not increase with premium rate increases; and

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2002 as compared to accident year 2001 resulting from inflationary pressures.

     Claim and claim settlement expenses increased to $80.1 million in 2001 from $72.4 million in 2000. As a percent of premiums earned, claim and claim settlement expenses increased slightly to 93.1% in 2001 from 92.7% in 2000. These changes are due to the following:

•	The 2001 results include a $7.7 million increase in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2000 results which include a $15.9 million increase in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses increased in 2001 due to the following: (i) we increased the estimated liability for second injury funds and our mandatory participation in state and national assigned risk pool operating results for states in which we operate, (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population, and (iii) we increased the estimated liability for claims in our closed Missouri and Massachusetts regions;

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreement totaling $15.2 million in 2001 including $400,000 amortized from a deferred retrospective reinsurance gain resulting in a corresponding reduction in 2001 claim and claim settlement expenses. These amounts compare to our 2000 results which include an estimate of ceded paid and unpaid claim and claim settlement expenses totaling $21.8 million and $400,000 amortized from the deferred retrospective reinsurance gain;

•	We increased renewal premium rates an average of 18.5% in 2001 and 11.7% in 2000 compared to premium rates for the same periods in 2000 and 1999, respectively, reversing a trend of continued rate declines during years prior to 2000. Increases in premium rates have the effect of reducing the ratio of claim and claim settlement expenses to gross premiums earned as losses do not increase with premium rate increases; and

•	Claim costs continued to increase in 2001, 2000 and 1999 due to increasing medical and indemnity costs. These increases were offset somewhat by the effects of provider agreements that we negotiated during 1998.

2003 Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes, (ii) severity experienced in future periods in our policy holder base, (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems, and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases in premium rates, if any in 2003, will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premiums earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

The ultimate result of the above factors on 2003 claim and claim settlement expenses as a percent of premiums earned is unknown at this time.

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

The following table summarizes policy acquisition costs (000’s):

	Year Ended December 31,

	2002	2001	2000

Commission expense	$4,321	$7,378	$7,537
Premium tax expense	1,048	1,888	1,933
Other policy acquisition costs	935	4,463	4,207
Ceding commissions resulting from adjustments to claim and claim settlement estimates for our 1992 to 1994 accident years	—	261	460

Policy acquisition costs	$6,304	$13,990	$14,137

     Policy acquisition costs decreased to $6.3 million in 2002 from $14.0 million in 2001 and $14.1 million in 2000. As a percent of gross premiums earned, policy acquisition costs decreased to 10.1% in 2002 compared to 14.4% in 2001 and 14.7% in 2000. The decrease in 2002 reflects the following:

•	Gross premiums earned decreased significantly in 2002 compared to 2001 and 2000 resulting in corresponding decreases in policy acquisition costs;

•	Commission expense decreased to 6.9% of gross premiums earned in 2002 from 7.6% in 2001 and 7.9% in 2000. The decreased commission percentages in 2002 and 2001 are the result of: (i) a focus on reducing commissions paid on new business in our non-Minnesota regions, and (ii) increased renewal premiums on which we pay lower commission rates in all our states. In 2002, our renewal business, on which we pay lower commission rates, significantly outpaced our new business. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense decreased slightly to 1.7% of gross premiums earned in 2002 from 1.9% of gross premiums earned in 2001 and 2.0% in 2000;

•	Other policy acquisition costs decreased to 1.5% of gross premiums earned in 2002 compared to 4.6% in 2001 and 4.4% in 2000. Other policy acquisition costs reflect the benefit of the following: (i) improvements in our underwriting organizational structure resulting in a $1.1 million decrease in personnel costs, overhead costs and marketing costs, (ii) an $851,000 reduction in an estimated accrual for second injury funds compared to recording an adjustment for those funds in 2001, and (iii) a general decrease related to the decrease in gross premiums earned; and

•	We incurred ceding commission expense resulting from adjustments to claim and claim settlement expense estimates for 1992 to 1994 totaling $260,000 in 2001 and $460,000 in 2000. No such expense was recorded in 2002.

2003 Outlook: We expect that policy acquisition costs in 2003 will increase as a percent of gross premiums earned to levels consistent with 2001 and 2000 as we expect no second injury fund accrual reversals in 2003.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative charges based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     Our general and administrative expenses decreased to $10.0 million in 2002 from $17.4 million in 2001 and $11.5 million in 2000. As a percent of gross premiums earned, general and administrative expenses decreased to 16.0% in 2002 from 17.9% in 2001 and increased from 12.0% in 2000. General and administrative expenses decreased in 2002 as follows: (i) general and administrative expenses included costs related to operating our Missouri and Massachusetts offices in 2001; no such expense was recorded in 2002, (ii) we recorded $1.4 million in margin expenses related to our St. Paul Re contract offset by a $1.0 million gain recorded on the termination of the contract in 2002 compared to $2.0 million recorded in margin expenses in 2001 on the contract, (iii) we recorded $2.0 million in restructuring charges related to closing our regional offices in Missouri and Massachusetts and closing satellite offices in Brainerd, Minnesota and Overland Park, Kansas in 2001; no such costs were recorded in 2002, (iv) assessments by state Insurance Guarantee Associations (IGA) totaling $266,000 in 2002 compared to $1.1 million in 2001 and $236,000 in 2000, (v) we incurred one-time business repositioning costs totaling $470,000 in 2001, (vi) we recorded bonuses of $864,000 in 2002 compared to $204,000 in 2001, and (vi) we expensed $270,000 in leasehold improvement write-offs related to rebuilding our Minnesota and home office leased space in

2002. After adjusting for these items, general and administrative expenses increased as a percent of gross premiums earned to 13.1% in 2002 from 11.9% in 2001 and 11.8% in 2000. These increases reflect:

•	General and administrative expenses increased as a percent of premiums earned, after adjusting for restructuring charges, IGA assessments and one-time charges as we had less revenue relative to our fixed operating costs and expenses. We aggressively managed personnel and other operating costs and expenses during 2002 to appropriately align operating expenses with revenues. All expenses continue to be managed aggressively and reduced where appropriate;

•	A reduction and renegotiation of our Corporate and Minnesota office space that resulted in a decrease in related office expenses beginning in October 2002; and

•	During the fourth quarter of 2001, we recorded pre-tax restructuring charges totaling $2.0 million to general and administrative expenses in the Consolidated Statements of Operations. These charges included costs associated with our decision to close our Missouri and Massachusetts regional offices, as well as our Brainerd, Minnesota and Overland Park, Kansas satellite offices. We anticipated that 38 employees in our regional offices, 17 employees in our satellite offices and 2 employees in our Home Office would be affected by these closures. The restructuring charge amount included $715,000 of severance pay and benefits of which $106,000 was paid in 2001 and the remainder was paid in 2002. Additionally, the restructuring charge included office and equipment lease costs totaling $684,000 of which $80,000 was paid in 2001 and an additional $195,000 was paid in 2002, and furniture and equipment disposals and other costs totaling $600,000, of which $53,000 was disposed in 2001 and the remainder was disposed in 2002. The remaining accrual balance for severance pay and benefits, office and equipment lease costs and furniture and equipment disposals and other costs was $409,000 and $1.8 million at December 31, 2002 and 2001 respectively.

2003 Outlook: We expect that general and administrative expenses will be affected by the following:

•	We have historically managed personnel and other operating costs and expenses to keep operating expenses in line with revenues. All expenses will continue to be aggressively managed and reduced where appropriate;

•	We have no plans to open additional state offices in 2003 and expect to further reduce overhead costs in 2003 as a result of our office closures in 2001 and runoff in 2002. We will continually monitor reported claim counts for 2003 and re-examine staffing needs as necessary; and

•	We reduced and renegotiated lease costs for our Corporate and Minnesota office space and expect that related office expenses will decrease in 2003.

Interest Expense: We incurred interest charges on our Term Loan in 2002, 2001 and 2000.

     The Term Loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the Term Loan. We paid interest at rates ranging from 4.61% to 5.33% on the outstanding balance of our Term Loan in 2002 compared to 6.50% to 8.83% in 2001. Interest expense decreased to $163,000 in 2002 from $511,000 in 2001 as a result of the decrease in interest rates, $3.3 million in principal payments in 2002 and $2.5 million in principal payments in 2001.

     We paid interest at rates ranging from 6.50% to 8.83% on the outstanding balance of our Term Loan in 2001 compared to 8.68% to 9.34% in 2000. Interest expense decreased to $511,000 in 2001 from $667,000 in 2000 as a result of the change in interest rates and $2.5 million in principal payments on the note in 2001.

2003 Outlook: Interest expense is expected to decrease in 2003 as a result of the $3.3 million in principal payments made in 2002. Total interest expense is expected to decrease to approximately $55,000 in 2003 from $163,000 in 2002 as a result of principal reductions in 2002. The remaining principal is due in 2003.

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

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.5 million valuation allowance (allowance) against deferred tax assets resulting in a corresponding increase in income tax expense as a result of this analysis. This allowance decreased by $7.9 million to $6.6 million at December 31, 2002 as a result of the income we earned in 2002 and federal tax refunds totaling $3.8 million resulting from a change in Federal tax law. We expect any remaining deferred tax assets, net of the allowance, at December 31, 2002, to be realized as a result of the future income and the reversal of existing taxable temporary differences. No allowance was provided against the deferred tax assets in 2000.

     Under the first provision of the Job Creation and Worker Assistance Act of 2002, signed into law in March 2002, we were allowed to carry-back our 2001 net operating loss for five years, to 1996, instead of two years under previous law. We filed our tax return in September 2002, and received a refund totaling approximately $3.3 million as a result of this Federal legislative change from carrying-back our 2001 loss. An additional $475,000 receivable was recorded that related to the carry back that resulted from revising our financial statements for 2001.

     Income tax benefit for the year ended December 31, 2002 included the following: (i) a $3.8 million benefit from carrying back our 2001 loss five years under the tax law change, (ii) a $4.0 million benefit resulting from reducing the allowance as we realized favorable claim reserve development in 2002, and (iii) a further benefit as we offset current year earnings by losses carried forward from 2000. The income tax benefit for 2002 included the items recorded in the third quarter as well as a $1.0 million benefit from reducing the allowance related to recognizing a $3.0 million benefit from the SCF. After excluding the effects of the benefits from reducing the allowance, income tax expense was $3.8 million for 2002 compared to an income tax benefit of $5.6 million for 2001. As a percent of income before income taxes, the income tax expense before any benefit from reducing the allowance was 37.1% of the income before income taxes in 2002 compared to 34.5% and 37.2% of the net loss before income taxes in 2001 and 2000, respectively.

2003 Outlook: Income tax expense will vary based on: (i) the income from operations we recognize for 2003, and (ii) the changes in our analysis of the valuation allowance necessary during 2003. The ultimate change is unknown at this time.

INVESTMENTS

Our portfolio of fixed maturity securities at December 31, 2002 included only U.S. government securities (59.0%), mortgage-backed securities (39.8%), and asset-backed securities (1.2%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In September 2002 we sold our corporate securities to reduce risk in our portfolio resulting in a $354,000 gain. In February 2002, we sold select securities within the portfolio and realized an additional investment gain totaling $1.5 million to increase our statutory surplus. In February 2001, we recognized gains totaling $1.1 million as we repositioned our portfolio by selling our tax-exempt securities and repurchased taxable fixed maturity investments to increase our after-tax yield. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA at December 31, 2002. We do not invest in derivative securities.

     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Prior to 1999, we generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2001, 2000 and 1999 as we focused on closing old claims by paying earlier to close those claims. Combined with relatively flat premiums in force in 1998, 1999 and 2000 and decreasing premiums since that time, our cash flows from differences in timing have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly reinsurance premiums under that agreement. Reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement offset similar payments to claimants for those years in 2002. Our investment portfolio decreased $7.8 million to $81.4 million at December 31, 2002 from $89.2 million at December 31, 2001, as a result of these factors. The cash balance at December 31, 2002 included $28.8 million received from St. Paul Re from terminating the contract late in December 2002. We invested this cash in January 2003. We expect that cash will decrease in 2003 as we pay claims for 2002 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2003 premiums earned are expected to decrease.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. In 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. This security was sold in January 2002 and the proceeds exceeded the adjusted cost basis resulting in a net realized gain of $300,000. Prevailing market interest rates decreased since December 31, 2001, and when combined with the sale of select securities to realize gains to increase statutory surplus, resulted in a $3.4 million unrealized gain on investments in 2002 compared to a $1.4 million unrealized gain in 2001.

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES AND REINSURANCE RECOVERABLES

At December 31, 2002, the liability for unpaid claim and claim settlement expenses totaled $181.3 million and reinsurance recoverables on unpaid claim and claim settlement expenses totaled $91.8 million, resulting in net reserves totaling $89.4 million. The net reserve at December 31, 2001 totaled $91.2 million and included the liability for unpaid claim and claim settlement expenses totaling $181.3 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $90.1 million.

     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (“reserves”) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves represent the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred in 2002 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we calculate the difference between: (i) projected ultimate claim and claim settlement expenses as determined using generally accepted actuarial standards, and (ii) case reserves and carry the difference as the IBNR reserve. By using both estimates of reported claims and IBNR claims, we estimate the ultimate net reserves for unpaid claim and claim settlement expenses.

     The amount by which estimated net reserves, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development.” Development is unfavorable (or deficient) when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Development is favorable (redundant) when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Favorable or unfavorable development of loss reserves is reflected in earnings in the year realized.

     Both internal and independent external actuaries review net reserves for adequacy on a periodic basis. This review assumes that past experience, adjusted for the effects of current events and anticipated trends, is an appropriate basis for predicting future events. When reviewing net reserves, actuaries analyze historical data and estimate the effect of various factors on estimated ultimate reserves including: (i) trends in general economic conditions, including the effects of inflation; (ii) estimates of trends in claims frequency and severity; (iii) our and industry historical loss experience; and (iv) legislative enactments, legal developments and changes in social and political attitudes. Variables in the reserve estimation process can be affected by both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. There is no precise method for subsequently evaluating the effect of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. Additionally, there may be significant reporting lags between the occurrence of the loss and the time it is actually reported to the insurer. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and, accordingly, we supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry.

     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2002 and 2001 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of December 31, 2002.

Our reserve estimates are most sensitive to changes in the assumption about inflation for the 2002 and 2001 accident years. Each one percent (1%) increase or decrease in the inflation rate for both of these accident years would increase or decrease our loss reserve estimates at December 31, 2002 and 2001 by approximately $348,000 and $290,000, respectively.

     Our independent actuary provides management with an opinion regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. We focus in our decision process on improving our financial strength ratings and expect to remain a market for workers’ compensation insurance in all market conditions. In 2002,we established recorded reserves in the upper half of the actuary’s range. The ultimate actual liability may be higher or lower than reserves established.

     Our reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at rates ranging from 3.5% to 8.0% in 2002 and 2001. The discount rates in 2002 and 2001 are subject to change as market interest rates change. We use the same rates for Generally Accepted Accounting Principles as we do for Statutory Accounting in determining our liability. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

     We continually monitor loss development trends and data to establish adequate premium rates and reasonable loss reserve estimates. Loss reserves, which are based on estimates, are inherently uncertain and represent a significant risk to the business that we attempt to mitigate by continually improving and refining our workers’ compensation claims processing practices and by employing actuarial estimation methods.

     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at December 31, 2002 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. See Notes 1 and 5 in the accompanying Consolidated Financial Statements. The following two tables reconcile the beginning and ending insurance reserves, displayed individually for each of the last three years.

The following table sets forth reserves on a gross (before reinsurance) basis (000’s):

	Year Ended December 31,

	2002	2001	2000

Gross Reserves for Claim and Claim Settlement Expenses:
Gross reserves for claim and claim settlement expenses, beginning of year	$181,310	$128,841	$99,831
Provision increases for claim and claim settlement expenses:
Current year	56,117	97,510	87,203
Prior years	3,593	31,224	17,930

Total provision	59,710	128,734	105,133
Payments for claim and claim settlement expenses:
Current year	13,715	27,024	30,190
Prior years	46,043	49,241	45,933

Total payments	59,758	76,265	76,123

Gross reserves for claim and claim settlement expenses, end of year	$181,262	$181,310	$128,841

The following table sets forth reserves on a net (after reinsurance) basis (000’s):

	Year Ended December 31,

	2002	2001	2000

Net Reserves for Claim and Claim Settlement Expenses:
Net reserves for claim and claim settlement expenses, beginning of year	$91,195	$66,996	$58,652
Plus: Deferred retrospective reinsurance gain, beginning of year	449	849	1,249
Provision increases (decreases) for claim and claim settlement expenses:
Current year	49,621	73,557	56,900
Prior years	(8,356)	7,731	15,929
Write-off of reinsurance recoverable	(332)	(785)	—
Amortization of deferred retrospective reinsurance gain	(400)	(400)	(400)

Total provision	40,533	80,103	72,429
Payments for claim and claim settlement expenses:
Current year	13,715	25,062	28,154
Prior years	28,973	31,242	36,331

Total payments	42,688	56,304	64,485
Less: Deferred retrospective reinsurance gain, end of year	(49)	(449)	(849)

Net reserves for claim and claim settlement expenses, end of year	$89,440	$91,195	$66,996

     The following loss reserve development table sets forth the change, over time, of reserves established for claim and claim settlement expenses at the end of the last ten years. The following loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,

	2002	2001	2000	1999	1998	1997

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069
Reinsurance recoverables	91,822	90,115	61,845	41,179	21,403	5,374

Net reserves for unpaid claim and claim settlement expenses	$89,440	$91,195	$66,996	$58,652	$75,866	$55,695

Paid (cumulative) as of:
One year later		$30,285	$32,028	$35,932	$34,380	$27,737
Two years later			43,823	48,069	49,958	42,046
Three years later				54,360	56,376	49,671
Four years later					60,453	53,814
Five years later						56,140
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Reserves re-estimated as of:
End of year	$89,440	$91,195	$66,996	$58,652	$75,866	$55,695
One year later		82,839	74,727	74,181	67,753	66,674
Two years later			71,202	76,502	77,205	61,075
Three years later				75,321	78,331	68,065
Four years later					78,772	69,474
Five years later						69,595
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Initial reserves in excess of (less than) re-estimated reserves
Amount		$8,356	$(4,206)	$(16,669)	$(2,906)	$(13,900)
Percent		9.2%	(6.3)%	(28.4)%	(3.8)%	(25.0)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1996	1995	1994	1993	1992

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$49,256	$37,138	$28,165	$13,279	$2,688
Reinsurance recoverables	6,183	8,312	13,902	9,593	1,886

Net reserves for unpaid claim and claim settlement expenses	$43,073	$28,826	$14,263	$3,686	$802

Paid (cumulative) as of:
One year later	$19,439	$8,595	$4,639	$1,436	$583
Two years later	28,173	12,894	6,476	2,150	678
Three years later	33,438	15,521	7,863	2,348	815
Four years later	36,904	16,869	8,569	2,654	856
Five years later	38,919	18,020	9,046	2,816	925
Six years later	39,770	18,714	9,396	2,847	951
Seven years later		19,200	9,564	2,932	920
Eight years later			9,738	2,985	928
Nine years later				2,972	951
Ten years later					885
Reserves re-estimated as of:
End of year	$43,073	$28,826	$14,263	$3,686	$802
One year later	39,988	20,751	12,789	3,784	1,075
Two years later	43,484	18,469	9,318	3,416	1,008
Three years later	41,451	19,796	8,984	2,782	950
Four years later	45,959	19,389	9,669	2,861	912
Five years later	47,147	21,254	9,692	2,972	949
Six years later	47,126	22,568	10,330	2,927	964
Seven years later		22,388	11,675	3,106	926
Eight years later			11,234	3,818	945
Nine years later				3,555	951
Ten years later					949
Initial reserves in excess of (less than) re-estimated reserves
Amount	$(4,053)	$6,438	$3,029	$131	$(147)
Percent	(9.4)%	22.3%	21.2%	3.6%	(18.3)%

     The table above represents the development of balance sheet net reserves for 1992 through 2002. The top three rows of the table reconcile gross reserves to net reserves for unpaid claim and claim settlement expenses recorded at the balance sheet date for each of the indicated years.

     The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year.

     The lower portion of the table shows the re-estimated amount of the previously recorded net reserves, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years. For example, for the 1998 calendar year valued as of December 31, 2002, we paid $60.5 million of the currently estimated $78.8 million of claim and claim settlement expenses that were incurred through the end of 1998; thus, the difference, an estimated $18.3 million of claim and claim settlement expenses incurred through 1998, remained unpaid as of December 31, 2002.

     The “initial reserves in excess of (less than) re-estimated reserves” rows represent the aggregate change in the estimates over all prior years. For example, the 1998 reserve developed a $2.9 million net deficiency over the course of the succeeding years. The net amount has been included in income and the changes have been recorded in the period identified. The cumulative net deficiencies in 2000 and 1999 are the result of reserve development inherent in the uncertainty in establishing reserves and anticipated loss trends. As discussed above, due to our relatively limited historical claim data and small claim population, our estimate of the liability for net reserves is difficult and volatile. As discussed further below, the reserve redundancy in 2001 is the result of accrual reversals resulting from changes in methods of assessing second injury funds, lower frequency in claims reported from the estimate at December 31, 2001, and reductions in amounts expected to be incurred for our participation in mandatory state and national assigned risk pools.

     In evaluating this information, it should be noted that each amount includes the total of all changes in amounts for prior periods. For example, the amount of redundancy to losses settled in 2002, but incurred in 1999, will be included in the cumulative redundancy (deficiency) amounts in 1999, 2000, and 2001. This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

     The following table is derived from the loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 2002. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimates for the indicated accident year (000’s):

	Effect of Reserve Re-estimates on Calendar Year Operations:

	2002	2001	2000	1999	1998	1997

Accident Year:
1992	$2	$(6)	$(19)	$38	$(15)	$(37)
1993	261	(706)	(160)	7	(96)	(42)
1994	178	(633)	(459)	(68)	(574)	413
1995	(261)	31	(1,227)	430	(642)	1,948
1996	(159)	126	(2,643)	1,626	(2,169)	803
1997	(142)	(221)	(2,482)	3,566	(7,483)
1998	(320)	283	(2,462)	2,514
1999	1,622	(1,195)	(6,077)
2000	2,344	(5,410)
2001	4,831

Total	$8,356	$(7,731)	$(15,529)	$8,113	$(10,979)	$3,085

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Cumulative
					Re-estimates
	Effect of Reserve Re-estimates on Calendar Year Operations:				for each
					Accident
	1996	1995	1994	1993	Year

Accident Year:
1992	$38	$58	$67	$(273)	$(147)
1993	596	310	(165)		5
1994	2,837	1,106			2,800
1995	4,604				4,883
1996					(2,416)
1997					(6,762)
1998					15
1999					(5,850)
2000					(3,066)
2001					4,831

Total	$8,075	$1,474	$(98)	$(273)	$(5,507)

     The 2002 results include an $8.4 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2001 results which include a $7.7 million increase in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses decreased in 2002 due to the following: (i) in March 2002, the Minnesota State legislature changed the way the commissioner will assess self-insured employers and insurers for estimated liabilities and administrative expenses of the State’s Special Compensation Fund (SCF). The assessment changed from being paid by the insurer on indemnity payment basis to an assessment charged on premium to the policyholder. We decreased our recorded accrual to reflect this legislative change, (ii) the frequency of claims reported in 2002 for 2001 and prior years was less than anticipated when we determined our liability in 2001, (iii) we overestimated the liability for our mandatory participation in state and national assigned risk pool operating results for states in which we operate in 2001 and reversed that excess in 2002, and (iv) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.

     The 2001 results include a $7.7 million increase in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2000 results which include a $15.9 million increase in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses increased in 2001 due to the following: (i) we increased the estimated liability for second injury funds and our mandatory participation in state and national assigned risk pool operating results for states in which we operate, (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population, and (iii) we increased the estimated liability for claims in our closed Missouri and Massachusetts regions;

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

     Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses, (ii) reinsurance, (iii) policy acquisition costs, (iv) general and administrative expenses, (v) capital expenditures, (vi) income taxes, and (vii) debt service or principal repayment on our Term Loan. Prior to 1999, we generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 beginning in mid-1998 through runoff in 2001, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. In 2002, the reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement offset similar payments to claimants for those years. This trend will continue into 2003. Cash decreased for the remainder of 2002 as: (i) we paid claims for 2002 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2002 premiums in force and premiums earned decreased, and (ii) amounts paid under our St. Paul Re contract resulted in net cash outflows for most of 2002 until contract termination in December 2002. In 2003, we expect that cash and investments will decrease from levels at December 31, 2002 as we pay claims for 2002 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2003 premiums earned are expected to decrease. Available cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash and a money market fund that invest primarily in short-term government securities.

     Cash provided by operating activities for 2002 was $25.4 million. This is primarily a result of net income of $14.3 million and a decrease in deposits receivable of $17.6 million and depreciation and amortization expense of $962,000 offset by realized capital gains totaling $1.7 million, and a decrease of $4.2 million in accrued expenses and other liabilities. Net cash provided by investing activities was $10.8 million due to $75.5 million in proceeds from sales of securities offset by $64.3 million in purchases of securities and $630,000 in purchases of fixed assets. Net cash used in financing activities was $3.3 million due to principal payments on our note payable in 2002.

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

     State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 2003, without regulatory approval, is approximately $2.7 million. (See Note 9 of Notes to Consolidated Financial Statements.) ACIC has never paid a dividend to us and we intend to retain capital in the insurance subsidiary.

     On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. We repurchased 41,324 shares in 2002 for approximately $78,000, 5,000 shares in 2001 for approximately $9,000 and 329,750 shares for approximately $2.7 million through 2000. We repurchased these shares on the open market or through private transactions based upon market conditions and availability. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

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

REGULATION

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 2002, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

     In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (the Codification). The Codification is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. Statutory accounting principles, however, will continue to be established by individual state laws and permitted practices. The State of Minnesota required adoption of the Codification for preparing statutory financial statements for financial periods occurring on or after January 1, 2001. Adoption of the Codification increased our statutory capital and surplus by approximately $1.9 million on January 1, 2001.

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

FORWARD-LOOKING STATEMENTS

Information included in this Report on Form 10-K which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to retain renewing policies and write new business with a B- (Unsecure) rating from A.M. Best; (ii) our ability to continue to increase pricing in the markets in which we remain; (iii) the ability of our reinsurers to honor their obligations to us; (iv) our ability to accurately predict claim development; (v) our ability to manage both our existing claims and new claims in an effective manner; (vi) our experience with claims frequency and severity; (vii) competition and the regulatory environment in which we operate; (viii) general economic and business conditions; (ix) our ability to obtain and retain reinsurance at a reasonable cost; (x) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xi) interest rate changes; and (xii) other factors as noted in our other filings with the SEC. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our future performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to Disclosures about Market Risk is contained in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” under Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
RTW, Inc.
Minneapolis. Minnesota

We have audited the accompanying consolidated balance sheets of RTW, Inc. (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2000, were audited by other auditors whose report dated February 9, 2001 (March 28, 2001 as to Note 6) expressed an unqualified opinion on those statements and included an emphasis paragraph that stated the establishment of claim and claim settlement expense reserves is an inherently uncertain process.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of RTW, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

March 25, 2003
Minneapolis, Minnesota

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of RTW, Inc. and subsidiary (the Company) for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 5, the establishment of claim and claim settlement expense reserves is an inherently uncertain process.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 9, 2001
(March 28, 2001 as to Note 6)

RTW, INC.
Consolidated Balance Sheets
December 31, 2002 and 2001
(In Thousands, Except Share Data)

	2002	2001

ASSETS
Investments at fair value, amortized cost of $77,994 and $87,809	$81,410	$89,166
Cash and cash equivalents	36,288	3,425
Accrued investment income	695	1,133
Premiums receivable, less allowance of $220 and $436	3,537	6,665
Deposit receivable	—	17,635
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	91,822	90,115
On paid claim and claim settlement expenses	2,109	3,039
Deferred policy acquisition costs	736	1,214
Furniture and equipment, net	1,619	1,824
Other assets	5,618	4,091

Total assets	$223,834	$218,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$181,262	$181,310
Unearned premiums	7,130	9,738
Accrued expenses and other liabilities	4,382	8,537
Notes payable	1,250	4,500

Total liabilities	194,024	204,085
Commitments and contingencies	—	—
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,115,000 and 5,151,000 shares	20,619	20,688
Retained earnings (deficit)	6,971	(7,348)
Accumulated other comprehensive income	2,220	882

Total shareholders’ equity	29,810	14,222

Total liabilities and shareholders’ equity	$223,834	$218,307

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Operations
Years Ended December 31, 2002, 2001 and 2000
(In Thousands, Except Share and Per Share Data)

	2002	2001	2000

Revenues:
Gross premiums earned	$62,506	$97,420	$95,878
Premiums ceded	(2,242)	(11,363)	(17,724)

Premiums earned	60,264	86,057	78,154
Investment income	5,139	6,415	5,752
Net realized investment gains (losses):
Realized investment gains	1,930	1,225	26
Realized investment losses	(209)	(62)	(633)

Net realized investment gains (losses)	1,721	1,163	(607)
Other income	22	2,088	—

Total revenues	67,146	95,723	83,299
Expenses:
Claim and claim settlement expenses	40,533	80,103	72,429
Policy acquisition costs	6,304	13,990	14,137
General and administrative expenses	9,984	17,391	11,513

Total expenses	56,821	111,484	98,079

Income (loss) from operations	10,325	(15,761)	(14,780)
Interest expense	163	511	667

Income (loss) before income taxes	10,162	(16,272)	(15,447)
Income tax (benefit) expense	(4,157)	8,943	(5,739)

Net income (loss)	$14,319	$(25,215)	$(9,708)

Income (loss) per share:
Basic income (loss) per share	$2.78	$(4.89)	$(1.79)

Diluted income (loss) per share	$2.78	$(4.89)	$(1.79)

Weighted average shares outstanding:
Basic shares outstanding	5,146,000	5,152,000	5,428,000

Diluted shares outstanding	5,154,000	5,152,000	5,428,000

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Total
	Common	Income	Earnings	Income	Shareholders'
	Stock	(Loss)	(Deficit)	(Loss)	Equity

Balance at January 1, 2000	$30,808		$27,575	$(2,818)	$55,565
Comprehensive loss:
Net loss	—	$(9,708)	(9,708)	—	(9,708)
Other comprehensive income, net of tax:
Change in unrealized investment gains	—	3,022	—	3,022	3,022

Comprehensive loss		$(6,686)

Retirement of common stock	(10,268)		—	—	(10,268)
Issuance of shares under ESPP	125		—	—	125

Balance at December 31, 2000	20,665		17,867	204	38,736
Comprehensive loss:
Net loss	—	$(25,215)	(25,215)	—	(25,215)
Other comprehensive income, net of tax:
Change in unrealized investment gains	—	678	—	678	678

Comprehensive loss		$(24,537)

Retirement of common stock	(10)		—	—	(10)
Issuance of shares under ESPP	33		—	—	33

Balance at December 31, 2001	20,688		(7,348)	882	14,222
Comprehensive income:
Net income	—	$14,319	14,319	—	14,319
Other comprehensive income, net of tax:
Change in unrealized investment gains	—	1,338	—	1,338	1,338

Comprehensive income		$15,657

Retirement of common stock	(79)		—	—	(79)
Issuance of shares under ESPP	10		—	—	10

Balance at December 31, 2002	$20,619		$6,971	$2,220	$29,810

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$14,319	$(25,215)	$(9,708)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net realized investment (gains) losses	(1,721)	(1,163)	607
Depreciation and amortization	963	1,690	1,397
Deferred income taxes	—	8,776	(1,371)
Changes in assets and liabilities:
Deposit receivable	17,635	(17,635)	—
Amounts due from reinsurers	(777)	(29,014)	(20,638)
Unpaid claim and claim settlement expenses	(48)	52,469	29,010
Unearned premiums, net of premiums receivable	520	744	(1,002)
Other, net	(5,511)	2,832	(7,167)

Net cash provided by (used in) operating activities	25,380	(6,516)	(8,872)
Cash flows from investing activities:
Maturities of investments	—	—	510
Purchases of available-for-sale investments	(64,320)	(83,341)	—
Proceeds from sales of available-for-sale investments	75,482	92,839	14,594
Purchases of furniture and equipment	(630)	(379)	(1,015)
Disposals of furniture and equipment	270	872	51

Net cash provided by investing activities	10,802	9,991	14,140
Cash flows from financing activities:
Proceeds from notes payable	—	—	8,000
Payments on notes payable	(3,250)	(2,500)	(1,000)
Issuance of common stock under ESPP	10	33	125
Retirement of common stock	(79)	(10)	(10,268)

Net cash used in financing activities	(3,319)	(2,477)	(3,143)

Net increase in cash and cash equivalents	32,863	998	2,125
Cash and cash equivalents at beginning of year	3,425	2,427	302

Cash and cash equivalents at end of year	$36,288	$3,425	$2,427

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$138	$641	$458

Income tax (refunds) payments	$(2,976)	$(1,559)	$802

See notes to consolidated financial statements.

RTW, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001, and 2000

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — RTW, Inc. (RTW) provides workers’ compensation products and services to employers on an insured and fee-for-service basis. Insurance policies are written for employers through RTW’s wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC). Collectively, “we,” “our” and “us” will refer to these entities in these Notes to Consolidated Financial Statements.

     We benefit from our ability to reduce workers’ compensation costs and provide employers the ability to control their workers’ compensation programs. Our insurance subsidiary is domiciled in Minnesota and is licensed in Minnesota, Colorado, Missouri, Michigan, Massachusetts, Illinois, Kansas, Connecticut, Wisconsin, Rhode Island, Florida, Iowa, Indiana, Arkansas, Pennsylvania, Tennessee, South Dakota, Maryland, Georgia, New Jersey, North Carolina, Texas and Oklahoma. We wrote policies primarily in Minnesota, Colorado and Michigan during 2002. In the fourth quarter of 2001, we announced that we would close our regional offices in Missouri and Massachusetts. Beginning February 2002, we began to non-renew all insurance policies in our Missouri and Massachusetts regions and will run off any remaining expiring policies in these regions through March 2003. We operate in a single business segment, workers’ compensation products and services.

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

Use of Estimates — We make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date and the recorded amounts of revenues and expenses during the reporting period. Our most significant estimates are those relating to our reinsurance recoverables on unpaid claim and claim settlement expenses, unpaid claim and claim settlement expenses, income taxes and accrual for premium adjustments. We continually review our estimates and assumptions and make adjustments as necessary, but actual results could vary significantly from these estimates.

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

     We continually monitor the difference between investment cost and fair value for each of our securities. If any security experienced a decline in value that is determined to be other than temporary, we would reduce the security’s carrying value for the decline and record a realized loss in the Consolidated Statements of Operations. In 2000, we recorded $500,000 against a security whose decline in value was determined to be other than temporary. No securities were reduced for declines in fair value in 2002 or 2001.

Cash and Cash Equivalents — We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments — A number of our significant assets and liabilities (including reinsurance recoverables, deferred policy acquisition costs, furniture and equipment and unpaid claim and claim settlement expenses) are not considered financial instruments for disclosure purposes. Our premiums receivable and other assets and liabilities that are considered financial instruments are generally of a short-term nature. Our term loan bears a floating interest rate. The carrying values of these instruments approximate their fair values. The carrying values and fair values of investments are disclosed in Note 3.

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

Depreciation — We depreciate furniture and equipment on a straight-line basis over the estimated useful lives of the assets (five to ten years). Accumulated depreciation was $4.0 million at December 31, 2002 and $3.7 million at December 31, 2001.

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

     Our “Unpaid claim and claim settlement expenses” represent reserves established for the estimated total unpaid cost of claim and claim settlement expenses for insured events that occurred on or prior to each balance sheet date. The reserves are primarily undiscounted; however, we discounted selected claims that have fixed or determinable future payments by $438,000 in 2002 and $482,000 in 2001 using discount factors ranging from 3.5% to 8.0%. These reserves reflect our estimates of the total cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported. Our estimates consider such variables as past loss experience, current claim trends and prevailing social, economic and legal environments. We have a limited amount of historical data to use in estimating our reserves for unpaid claim and claim settlement expenses because we commenced operations in 1992. As a result, we supplement our experience with external industry data, as adjusted to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

Note 2 — INCOME PER SHARE

Basic income (loss) per share (IPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted IPS is computed by dividing net income (loss) by the weighted average number of common shares and dilutive securities outstanding for the period. Dilutive securities consist of stock options. Dilutive securities are considered outstanding from the date of grant, after applying the treasury stock method for determining the dilutive effect.

     The following is a reconciliation of the numerators and denominators of basic and diluted income (loss) per share:

	2002	2001	2000

Net income (loss) (000’s)	$14,319	$(25,215)	$(9,708)

Basic weighted average shares outstanding	5,146,000	5,152,000	5,428,000
Effect of dilutive stock options	8,000	—	—

Diluted weighted average shares outstanding	5,154,000	5,152,000	5,428,000

Basic income (loss) per share	$2.78	$(4.89)	$(1.79)

Diluted income (loss) per share	$2.78	$(4.89)	$(1.79)

     Options to purchase 1.5 million shares of common stock at prices ranging from $1.98 to $38.67 were outstanding during 2001 and options to purchase 1.2 million shares of common stock at prices ranging from $5.33 to $38.67 were outstanding in 2000 but excluded from the computation of diluted IPS due to our 2001 and 2000 net losses. Diluted weighted average shares outstanding would have increased by 4,000 shares and 8,000 shares in 2001 and 2000, respectively, had these shares not been anti-dilutive in the computation.

Note 3 — INVESTMENTS

Valuation of Investments — The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2002	Cost	Gains	Losses	Value

U.S. government securities	$45,463	$2,581	$(21)	$48,023
Asset-backed securities	1,009	6	—	1,015
Mortgage-backed securities	31,522	861	(11)	32,372

Total investments	$77,994	$3,448	$(32)	$81,410

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2001	Cost	Gains	Losses	Value

U.S. government securities	$25,921	$524	$(108)	$26,337
Corporate securities	16,908	317	(67)	17,158
Asset-backed securities	506	4	—	510
Mortgage-backed securities	44,474	812	(125)	45,161

Total investments	$87,809	$1,657	$(300)	$89,166

Statutory Deposits — Included in investments are U.S. government securities on deposit with various regulatory authorities, as required by law, with a fair value of $27.7 million and $18.6 million at December 31, 2002 and 2001, respectively.

Additionally, included in investments are U.S. government securities pledged as collateral against a letter of credit provided to an insurer, with a fair value of $4.3 million and $2.6 million at December 31, 2002 and December 31, 2001.

Fixed Maturities by Maturity Date — The following table presents the amortized cost and fair value of investments by contractual maturity at December 31, 2002. Actual maturities may differ from those stated as a result of calls and prepayments (000’s):

		Estimated
	Amortized	Fair
Maturing In:	Cost	Value

One year or less	$5,663	$5,754
Over one year through five years	16,821	17,446
Over five years through ten years	10,834	11,529
Over ten years	13,154	14,309
Mortgage-backed securities with various maturities	31,522	32,372

Total investments	$77,994	$81,410

Investment Income — Investment income includes income from the following sources (000’s):

	2002	2001	2000

Fixed maturity investments	$4,221	$5,599	$5,519
Interest on deposit receivable	736	518	—
Short-term investments	144	286	185
Other	38	12	48

Investment income	$5,139	$6,415	$5,752

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

     We ceded Minnesota claims in excess of $350,000, $330,000 and $310,000 per occurrence during 2002, 2001 and 2000, respectively, to the Minnesota Workers’ Compensation Reinsurance Association (WCRA). In our non-Minnesota states, our per-incident exposure was $300,000 in 2002, 2001 and 2000. We purchased this non-Minnesota coverage from a single reinsurer.

     For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in each of 2002, 2001 and 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $49,000 at December 31, 2002. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however, the policy was effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower level excess of loss reinsurance policy.

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

	2002	2001

Excess of loss reinsurance through various reinsurers	$91,822	$90,115

     The effect of ceded reinsurance on premiums written and claim and claim settlement expenses are as follows (000’s):

	2002	2001	2000

Premiums written:
Direct	$59,898	$94,703	$95,566
Ceded	(2,242)	(11,363)	(17,724)

Net premiums written	$57,656	$83,340	$77,842

Claim and claim settlement expenses:
Direct	$60,109	$128,734	$105,133
Ceded	(19,576)	(48,631)	(32,704)

Net claim and claim settlement expenses	$40,533	$80,103	$72,429

     The reinsurance recoverable on paid claim and claim settlement expenses consists primarily of receivables from paid claim and claim settlement expenses that were submitted to but not yet reimbursed by reinsurers at December 31, 2002 and 2001.

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

     The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000’s):

	2002	2001	2000

Balance at January 1	$181,310	$128,841	$99,831
Less reinsurance recoverables	(90,115)	(61,845)	(41,179)
Plus deferred gain on retrospective reinsurance	449	849	1,249

Net balance at January 1	91,644	67,845	59,901
Incurred related to:
Current year	49,621	73,557	56,900
Prior years	(8,356)	7,731	15,929
Write-off of reinsurance recoverable	(332)	(785)	—
Amortization of deferred retrospective reinsurance gain	(400)	(400)	(400)

Total incurred	40,533	80,103	72,429
Paid related to:
Current year	13,715	25,062	28,154
Prior years	28,973	31,242	36,331

Total paid	42,688	56,304	64,485

Net balance at December 31	89,489	91,644	67,845
Plus reinsurance recoverables	91,822	90,115	61,845
Plus deferred gain on retrospective reinsurance	(49)	(449)	(849)

Balance at December 31	$181,262	$181,310	$128,841

     Changes in estimates of unpaid claim and claim settlement expenses for prior years decreased the provision for claim and claim settlement expenses by $8.4 million in 2002 and increased the provision for claim and claim settlement expenses by $7.7 million in 2001 and by $15.9 million in 2000.

     Our estimate for unpaid claim and claim settlement expenses decreased in 2002 due to the following: (i) in March 2002, the Minnesota State legislature changed the way the commissioner will assess self-insured employers and insurers for estimated liabilities and administrative expenses of the State’s Special Compensation Fund (SCF). The assessment changed from being paid by the insurer on indemnity payments to an assessment charged on premium to the policyholder. We decreased our recorded accrual to reflect this legislative change, (ii) the frequency of claims reported in 2002 for 2001 and prior years was less than anticipated when we determined our liability in 2001, (iii) we overestimated the liability for our mandatory participation in state and national assigned risk pool operating results for states in which we operate in 2001 and reversed that excess in 2002, and (iv) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.

Note 6 — NOTES PAYABLE

In March 2000, we borrowed $8.0 million under a term loan agreement to fund the repurchase of common stock from certain of our shareholders. We paid $1.0 million in principal on the term loan in 2000, an additional $2.5 million in 2001 and $3.3 million in 2002. The term loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the term loan (adjusted LIBOR was 4.66% and 8.22% at December 31, 2002 and 2001, respectively). The remaining term loan is payable in 2003.

     The amended term loan is collateralized by the stock of ACIC and is subject to restrictive financial covenants that require maintaining minimum financial ratios, including (i) debt coverage, (ii) net worth, (iii) statutory surplus, (iv) net earnings, (v) risk based capital and (vi) investment grade ratings. The agreement also restricts dividends, purchases and redemptions or retirements of common stock.

     At December 31, 2002, we failed to meet a financial covenant of the term loan. We paid an additional $250,000 in principal in March 2003 and the covenant was waived in March 2003. Under the waiver, term loan principal payments were adjusted for a waiver of the financial covenant under the term loan agreement. The remaining term loan balance is due in 2003.

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

     Income tax expense (benefit) consists of the following (000’s):

	2002	2001	2000

Current:
Federal	$(3,521)	$—	$(320)
State	85	242	100

Total current tax (benefit) expense	(3,436)	242	(220)
Deferred:
Federal	(721)	8,585	(5,558)
State	—	116	39

Total deferred tax (benefit) expense	(721)	8,701	(5,519)

Income tax (benefit) expense	$(4,157)	$8,943	$(5,739)

Our income tax (benefit) expense differs from the federal statutory rate as follows (000’s):

	2002	2001	2000

Federal income tax expense (benefit) at 35%	$3,557	$(5,695)	$(5,406)
Increase (reduction) in income tax expense (benefit) resulting from:
State income taxes, net of federal income tax benefit	242	228	58
Non-deductible investment amortization and tax-exempt investment income	18	(48)	(814)
Deferred income tax valuation allowance	(7,927)	14,560	—
Other	(47)	(102)	423

Income tax (benefit) expense	$(4,157)	$8,943	$(5,739)

     Differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years are called temporary differences. The tax effects of temporary differences that gave rise to net deferred tax assets, included within other assets, are as follows (000’s):

	2002	2001

Unpaid claim and claim settlement expenses	$6,452	$6,038
Net operating loss carry-forward	2,598	6,925
Accrued second injury funds	483	2,670
Unearned premiums	889	935
Office closure costs	145	380
Retrospective reinsurance	17	158
Other	235	652

Deferred tax assets	10,819	17,758
Net unrealized gain on securities	(1,196)	(475)
Deferred policy acquisition costs	(756)	(427)
Depreciation	(234)	(296)

Deferred tax liabilities	(2,186)	(1,198)

Net deferred tax assets before valuation allowance	8,633	16,560
Valuation allowance	(6,633)	(14,560)

Net deferred tax asset	$2,000	$2,000

     In assessing the realizability of deferred tax assets, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. At December 31, 2001, we established a $14.5 million valuation allowance against deferred tax assets resulting in a corresponding adjustment to income tax expense as a result of this analysis. In 2002, the valuation allowance decreased to $6.6 million as we were able to carry back our 2001 operating loss five years resulting in a tax refund and the reversal of certain deferred tax items and utilization of the 2000 operating loss carry forward to offset income in 2002. We expect the remaining deferred tax asset, net of the valuation allowance, at December 31, 2002 to be realized as a result of income and the reversal of existing taxable temporary differences in the future. Deferred tax assets are included in other assets on the Consolidated Balance Sheet.

     We have net operating loss carry-forwards available totaling approximately $7.6 million that expire in 2020.

     Income taxes receivable were approximately $793,000 and $83,000 at December 31, 2002 and 2001, respectively, and are included in other assets.

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

1995 Employee Stock Purchase Plan — The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In May 1998, the shares reserved for distribution under the plan were increased from 37,500 to

100,000 shares. The ESPP terminates in ten years and will be carried out in phases, each consisting of one year or a different period of time approved by the Board of Directors. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase in the most recent three years completed through 2002:

	Shares	Purchase
Phase:	Purchased	Price

Beginning April 1999, expiring April 2000	19,577	$6.38
Beginning April 2000, expiring April 2001	9,490	3.40
Beginning April 2001, expiring April 2002	5,047	1.90

The eighth one-year phase began in April 2002 and expires in April 2003.

     Our liability for employee contributions withheld at December 31, 2002 and 2001 for the purchase of shares in April 2003 and April 2002 under the ESPP was $51,000 and $39,000, respectively.

1994 Stock Plan — The 1994 Stock Plan provides for awards of qualified and non-qualified stock options. In July 1998, the Board of Directors increased the shares reserved for distribution under the plan to 1,000,000. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board of Directors or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant.

Options granted, exercised, canceled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified

		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price

Balance, January 1, 2000	511,772	$13.36	263,226	$13.31
Granted	77,750	10.26	—	—
Canceled	(268,792)	13.42	—	—

Balance, December 31, 2000	320,730	12.56	263,226	13.31
Granted	46,000	4.93	217,500	1.98
Canceled	(74,340)	10.71	—	—

Balance, December 31, 2001	292,390	11.83	480,726	8.19
Granted	25,500	2.48	112,500	2.40
Canceled	(180,819)	12.24	(266,351)	12.60

Balance, December 31, 2002	137,071	$9.54	326,875	$2.60

     Each of the qualified stock options expires ten years from the date of grant and substantially all are subject to continued employment with us. Each of the non-qualified options expires ten years from the date of grant. Certain of the options are subject to vesting provisions that restrict exercise of the option.

The following table summarizes the options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number	Weighted Average
	of	Contractual	Exercise	of	Exercise
Exercise Price Range	Options	Life	Price	Options	Price

Qualified stock options:
$21.50 - $38.67	4,375	3.7 years	$28.86	4,375	$28.86
14.00 - 17.33	39,696	5.4 years	15.15	39,696	15.15
8.75 - 10.75	38,000	7.1 years	10.55	25,585	10.54
2.20 - 4.50	55,000	8.9 years	3.25	9,833	3.91

$2.20 - $38.67	137,071	7.2 years	$9.54	79,489	$13.03

Non-qualified stock options:
$31.75	5,000	4.1 years	$31.75	5,000	$31.75
1.98 - 5.33	321,875	9.0 years	2.15	126,041	2.17

$1.98 - $31.75	326,875	8.9 years	$2.60	131,041	$3.30

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

	2002	2001	2000

Net income (loss):
As reported	$14,319	$(25,215)	$(9,708)
Pro forma	13,998	(25,702)	(10,507)
Basic net income (loss) per share:
As reported	2.78	(4.89)	(1.79)
Pro forma	2.72	(4.99)	(1.94)
Dilutive net income (loss) per share:
As reported	2.78	(4.89)	(1.79)
Pro forma	2.72	(4.99)	(1.94)

     The weighted average fair value of options granted under the ESPP and 1994 Stock Plan during 2002, 2001 and 2000 is estimated at $2.94, $2.19 and $4.48, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 125.6% in 2002, 182.8% in 2001 and 64.6% in 2000; risk-free interest rates ranging from 1.66% to 7.70%; and an expected life of 1 to 5 years.

Employment Contracts — We entered into one-year employment agreements with our Chairman, David C. Prosser, President and Chief Executive Officer, J. Alexander Fjelstad III, and Executive Vice President, Alfred L. LaTendresse beginning December 13, 2001. Under these agreements, each receives a base salary, subject to review annually for increase by our Board of Directors. Mr. Prosser receives $250,000 which includes $30,000 for his services as Chairman of the Board and $220,000 in base salary. Mr. Fjelstad receives a base salary of $275,000 and Mr. LaTendresse a base salary of $200,000. In addition to base salary, each is eligible for bonuses and expense reimbursements. We also provide these individuals with health, dental, life and disability insurance consistent with that provided to other officers and employees. Additionally, Mr. Fjelstad and Mr. LaTendresse were each granted 100,000 non-qualified options at $1.98 per share on December 13, 2001. Mr. Prosser was granted 100,000 non-qualified options on February 6, 2002 at $2.42 per share.

     Employment agreements with Carl B. Lehmann, our former President and Chief Executive Officer expired during 2001 and Mr. Lehmann terminated his employment with us on December 12, 2001. Under supplemental agreements with Mr. Lehmann in 2000 and 2001, we paid him “stay bonuses” of $200,000 on January 15, 2001 and $100,000 on June 30, 2001.

     Combined Retirement Plan — We combine our 401(k) Retirement Plan and Employee Stock Ownership Plan (ESOP) into a single KSOP retirement plan. The KSOP retains the features of each separate component except for eligibility and vesting provisions. Under the plan, employees become eligible to participate in the plan on the first day of the month after beginning employment and attaining age 21.

401(k) Retirement Component — We sponsor a defined contribution retirement component under Section 401(k) of the Internal Revenue Code for eligible employees. Our contributions are discretionary and are based on contributions made by employees. Expense recognized for 2002, 2001 and 2000 was $220,000, $316,000 and $152,000, respectively.

Employee Stock Ownership Component — We maintain an ESOP for our qualified employees. Our contributions are discretionary. We may contribute cash or shares of our common stock. No expense was recorded in 2002, 2001 or 2000.

Other Employee Benefit Plans — We maintained bonus plans in 2002, 2001 and 2000 under which all employees, including officers, were eligible for a bonus based, in part, on our operating results. These bonuses aggregated $864,000, $204,000 and $951,000 in 2002, 2001 and 2000, respectively.

Note 9 — SHAREHOLDERS’ EQUITY

On November 7, 2002 our Board of Directors approved a one-for-two reverse stock split in order to remedy the minimum bid requirement for continued listing on the Nasdaq National Market. The reverse stock split was effective to shareholders of record on the close of business on November 22, 2002. All share and per share amounts in these financial statements have been adjusted to reflect the effect of the stock splits.

     On September 15, 1998, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $4.0 million of RTW, Inc. common stock. We may repurchase shares on the open market or through private transactions depending upon market conditions and availability. Through December 31, 2002 we repurchased approximately 376,000 shares for $2.7 million. We will use the repurchased shares for employee stock option and purchase plans and other corporate purposes.

     On March 28, 2000, we repurchased 709,285 shares, outside the share repurchase program, from a group consisting of David C. Prosser, RTW’s founder and who at the time was a director, certain members of his family, and J. Alexander Fjelstad, who at the time was a former director and former executive of RTW (together, the Prosser Selling Group). We paid $10.38 per share, as well as legal and other costs, totaling approximately $7.7 million to repurchase the shares. After completing the transaction, the combined ownership of Mr. Prosser, members of his family and Mr. Fjelstad was reduced from approximately 52% to 46%. In December 2001, Mr. Fjelstad returned to RTW as President and Chief Executive Officer and a director (see Note 8).

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

     Under Minnesota insurance law regulating the payment of dividends by ACIC, any such payments must be an amount deemed prudent by ACIC’s Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (Commissioner), must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus means the earned surplus as determined in accordance with accounting practices (unassigned funds), less 25% of the amount of such earned surplus that is attributable to unrealized capital gains. Further, without approval of the Commissioner, ACIC may not pay a dividend in any calendar year which, when combined with dividends paid in the preceding twelve months, exceeds the greater of (i) 10% of ACIC’s statutory capital and surplus at the prior year end or (ii) 100% of ACIC’s statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 2002, dividends in excess of approximately $2.7 million would require prior consent of the Commissioner.

Statutory Surplus and Statutory Net Income (Loss) — Our insurance subsidiary is required to file financial statements with state regulatory agencies. The accounting principles used to prepare the statutory financial statements follow prescribed accounting practices that differ from GAAP. Statutory policyholders’ surplus at December 31, 2002 and 2001, and statutory net income (loss) for the years ended December 31, 2002, 2001 and 2000 are as follows (000’s):

	Statutory	Statutory
	Policyholders	Net Income
	Surplus	(Loss)

2002	$26,820	$12,064
2001	19,542	(14,074)
2000		(16,600)

     In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the Codification). The Codification standardized regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. Statutory accounting principles, however, will continue to be established by individual state laws and permitted practices. The State of Minnesota required adoption of the Codification for preparing statutory financial statements for financial periods occurring on or after January 1, 2001. Adoption of the Codification increased our statutory capital and surplus by approximately $1.9 million at December 31, 2001.

Note 10 — COMMITMENTS AND CONTINGENCIES

Operating Leases — We conduct our operations in leased office facilities under operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.

     Future minimum (base) rental payments required under the leases, as of December 31, 2002, are as follows (000’s):

2003	$1,260
2004	1,276
2005	1,147
2006	933
2007	583

     Rent expense, including contingent rentals, was $1.3 million, $2.0 million and $2.1 million for 2002, 2001 and 2000, respectively.

     In the ordinary course of administering our workers’ compensation programs, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any legal or administrative claims that we believe are likely to have a material adverse effect on our financial condition or results of operations.

Note 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) includes only unrealized gains and losses on investments classified as available-for-sale. Changes in accumulated other comprehensive income (loss) and other comprehensive income (loss) were as follows (000’s):

	2002	2001	2000

Accumulated other comprehensive income (loss), beginning of year	$882	$204	$(2,818)
Changes in comprehensive income (loss) arising during the year:
Net unrealized investment gains	3,780	2,211	3,972
Less: Adjustment for net realized investment gains (losses)	1,721	1,163	(607)

Change in net unrealized investment gains	2,059	1,048	4,579
Income tax expense	721	370	1,557

Other comprehensive income for the year	1,338	678	3,022

Accumulated other comprehensive income, end of year	$2,220	$882	$204

Note 12 — RESTRUCTURING CHARGES

During 2001, we recorded pre-tax restructuring charges totaling $2.0 million to general and administrative expenses in the Consolidated Statement of Operations. These charges included costs associated with our decision to close our Missouri and Massachusetts regional offices, as well as our Brainerd, Minnesota and Overland Park, Kansas satellite offices. We anticipated that 38 employees in our regional offices, 17 employees in our satellite offices and 2 employees in our Home Office would be affected by these closures. The restructuring charge included $715,000 of severance pay and benefits, of which $106,000 was paid by December 31, 2001 and the remainder of which was paid, primarily early, in 2002. Additionally, the restructuring charge included office and equipment lease costs totaling $684,000 of which $80,000 was paid by December 31, 2001 with an additional $195,000 paid in 2002 and furniture and equipment disposals and other costs totaling $600,000 of which $53,000 had been disposed of by December 31, 2001, the remainder of which was disposed of in 2002. At December 31, 2001, the remaining accrual for severance pay and benefits, office and equipment lease costs and furniture and equipment disposals and other costs was $1.8 million. The accrual decreased to $409,000 at December 31, 2002 and primarily included amounts related to future lease payments.

Note 13 — TERMINATION OF DEPOSIT CONTRACT

In June 2001, we entered into an agreement with St. Paul RE (SPR) effective January 1, 2001. Key provisions of this agreement included ceding 50% of the subject net earned premium to SPR in exchange for various levels of paid claim reimbursement through several loss corridors as defined in the agreement. In December 2002, we negotiated the termination of this agreement with SPR. In connection with the termination, we received $28.8 million in cash in December 2002 representing a return of all deposits made under the agreement less claim reimbursements for claims paid through December 2002. In 2002, we recorded a gain on the termination totaling $1.0 million representing the difference between the deposit receivable balance and the amount received from SPR.

Note 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly revenues are affected by (i) premiums in force at the beginning of the quarter, (ii) new policies written in the quarter, (iii) final audit premiums recognized during the quarter, and (iv) our policy renewal rate in the quarter. Historically, a majority of new policies written and policy renewals have occurred in the first, second and fourth quarters.

The following tables present unaudited quarterly results of operations for the eight quarters ended December 31, 2002:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Revised)	(Revised)
2002	(In thousands, except per share data)
Premiums in force	$68,800	$59,100	$60,200	$54,200

Revenues:
Gross premiums earned	$17,843	$14,367	$15,668	$14,628
Premiums ceded	(878)	14	(562)	(816)

Premiums earned	16,965	14,381	15,106	13,812
Investment income	1,423	1,403	1,227	1,086
Net realized investment gains (losses)	1,451	(12)	354	(72)
Other income	—	—	—	22

Total revenues	19,839	15,772	16,687	14,848
Expenses:
Claim and claim settlement expenses	11,681	11,330	10,255	7,267
Policy acquisition costs	2,186	1,608	1,814	696
General and administrative expenses	3,230	2,413	2,386	1,955

Total expenses	17,097	15,351	14,455	9,918

Income from operations	$2,742	$421	$2,232	$4,930

Net income	$2,659	$208	$3,393	$8,059

Basic income per share	$0.52	$0.04	$0.66	$1.57

Diluted income per share	$0.52	$0.04	$0.66	$1.57

     The following represent pre-tax adjustments recorded during each quarter of 2002 that affected reported net income:

Changes in estimated reinsurance costs	$—	$669	$350	$—
Realized gains on repositioning our investment portfolio	1,451	—	354	—
Changes in estimates for unpaid claim and claim settlement expenses on claims reported in prior years	3,000	—	1,250	4,106
Second injury fund accrual adjustments	—	—	—	851
Gain recorded on termination of St. Paul Re contract	—	—	—	957
Change in recorded deferred income tax valuation allowance	—	—	1,296	6,001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001	(In thousands, except per share data)
Premiums in force	$104,100	$99,400	$89,400	$83,700

Revenues:
Gross premiums earned	$26,123	$25,803	$23,419	$22,075
Premiums ceded	(4,114)	(3,238)	(2,476)	(1,535)

Premiums earned	22,009	22,565	20,943	20,540
Investment income	1,457	1,736	1,594	1,628
Net realized investment losses	1,079	28	25	31
Other income	2,088	—	—	—

Total revenues	26,633	24,329	22,562	22,199
Expenses:
Claim and claim settlement expenses	18,990	19,828	16,032	25,253
Policy acquisition costs	3,626	3,565	3,147	3,652
General and administrative expenses	2,816	4,339	3,776	6,460

Total expenses	25,432	27,732	22,955	35,365

Income (loss) from operations	$1,201	$(3,403)	$(393)	$(13,166)

Net income (loss)	$777	$(2,335)	$(339)	$(23,318)

Basic income (loss) per share	$0.15	$(0.45)	$(0.07)	$(4.53)

Diluted income (loss) per share	$0.15	$(0.45)	$(0.07)	$(4.53)

     The following represent pre-tax adjustments recorded during each quarter of 2001 that affected reported net income:

Realized gains on repositioning the investment portfolio	$1,079	$—	$—	$1,079
Refund received from the Minnesota WCRA	2,088	—	—	2,088
Changes in estimates for unpaid claim and claim settlement expenses on claims reported in prior years	(3,550)	(1,905)	—	(2,276)
Change in estimate for unpaid claim and claim settlement expenses on claims reported in the current year	—	(2,142)	—	(8,124)
Restructuring charge for Missouri and Massachusetts regional office closures	—	—	—	(1,999)
Deferred income tax valuation allowance	—	—	—	(14,560)

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

     Effective October 7, 2002, at the recommendation of the Audit Committee, the Company engaged Ernst & Young LLP (E&Y) as the independent certified public accountants for the Company. During the two most recent fiscal years and through October 7, 2002, the Company did not consult with E&Y with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of RTW, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of the Securities and Exchange Commission’s Regulation S-K.

     In June 2001, we entered into an agreement with St. Paul Re. (SPR) effective January 1, 2001 in order to reduce our net premium to surplus leverage ratio and maintain a secure financial strength rating for our insurance subsidiary as disclosed in Note 13 — Termination of Deposit Contract.

     At the time we entered into this agreement, we evaluated whether or not this agreement contained the necessary attributes to be accounted for as reinsurance. Evaluating contracts of this type requires significant judgment about possible future events. Based on our evaluation, we concluded that this agreement satisfied the necessary requirements to be accounted for as reinsurance. Our independent public accountants (D&T) and reinsurance brokers agreed with our conclusion at that time. In consultation with E&Y, we determined that our original conclusion to record the agreement under reinsurance accounting standards was incorrect and have restated the accounting for the agreement since inception using accounting standards defined in Statement of Position 98-7 (SOP 98-7), Insurance Deposit Accounting. D&T maintained its position with respect to the original accounting for the transaction and withdrew its opinion on the 2001 financial statements in February 2003. E&Y has subsequently audited those financial statements as contained in this filing.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company’s Amended Articles of Incorporation require the Company to be managed by or under the direction of a Board of Directors of not less than three or more than twelve directors, with the actual number of directors determined by the Board of Directors. The Board has resolved to have eight directors effective upon the election of directors at the Annual Meeting of Shareholders. Directors are elected at the Annual Meeting of Shareholders, except that vacancies on the Board of Directors between Annual Meetings and newly created directorships can be filled by vote of a majority of the directors then in office. Pursuant to the terms of the Company’s Amended Articles of Incorporation, directors are divided into three classes, with the term of one class expiring each year. As the term of each class expires, the successors to the directors in that class are elected for a term of three years.

     Each director will remain in office through his or her stated term or until a successor is elected or he or she resigns. Information about the directors is set forth below. Unless otherwise indicated, each director has been engaged in his or her present occupation as set forth below, or has been an officer with the organization indicated, for more than five years.

	Principal Occupation	Director	Year Current
Name and Age	and Other Directorships	Since	Term Expires

J. Alexander Fjelstad (51)	See the section entitled “Executive Officers of the Registrant”	2001	2003

	Principal Occupation	Director	Year Current
Name and Age	and Other Directorships	Since	Term Expires

John O. Goodwyne (64)	Director of the Company; Owner and President since 1974 of J N Johnson Sales & Service Inc., a local contractor for fire protection systems and distributor of fire extinguishers, as well as owner and President since 1982 of Low Voltage Contractors Inc., a leading local contractor for installation and service of fire alarm, security and nurse call systems.	2001	2003

Gregory D. Koschinska (57)	Director of the Company; Retired Partner at Larson, Allen, Weishair & Co., a regional Public Accounting and consulting firm, Mr. Koschinsha also serves on the advisory board for two entrepreneurial companies, and is an Executive Fellow for the University of St. Thomas Graduate School of Business. Mr. Koschinska is a member of the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants.	2001	2004

Vina L. Marquart (51)	Director of the Company; Public Health Nurse for Carver County, Minnesota; Ms. Marquart was employed by the Company from 1983 to March 2002. Ms. Marquart joined the Company as a Nurse Case Manager. Most recently, Ms. Marquart was the Vice President of Human Resources from February 2000 until March 2002. Prior to that time, she held various management positions within the Company including Operations Manager, General Manager of the Minnesota office and National Director of Case and Claims Management.	2002	2004

David C. Prosser (78)	See the section entitled “Executive Officers of the Registrant”	1983	2003

Alfred L. LaTendresse (54)	See the section entitled “Executive Officers of the Registrant”	2001	2005

William J. Deters (66)	Director of the Company; Mr. Deters is currently a director for four entrepreneurial companies and an executive coach. Mr. Deters founded Apartment Search Inc. and served as its President and Chief Executive Officer from March 1986 through its sale to Times Mirror in December 1996. He also served as Vice Chairman to Apartment Search Inc. in its transition to Times Mirror from December 1996 to December 1997. Prior to that time, Mr. Deters also founded or co-founded and served in executive capacities for several companies including North Atlantic Technologies, Inc. and Great Places, Inc.	2002	2005

John W. Prosser (40)	Director of the Company; Owner and President of Automotive Concepts, Inc. since 1988.	2002	2005

     Information with respect to Executive Officers is included in PART I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ending December 31, 2002, 2001 and 2000, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to David C. Prosser, the Company’s Chairman of the Board, to J. Alexander Fjelstad, the Company’s President and Chief Executive Officer, and each of three other most highly compensated executive officers of the Company in office at the end of fiscal year 2002 whose total cash compensation for the year exceeded $100,000 (together with Mr. Prosser and Mr. Fjelstad, the “Named Executive Officers”) in all capacities in which they served:

Summary Compensation Table

				Long term
				Compensation
				Awards

		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Options (#)	Compensation (2)

David C. Prosser	2002	$262,500	$—	100,000	$—
Chairman of the Board	2001	—	—	2,500	—
	2000	275,000	—	—	—
J. Alexander Fjelstad	2002	275,000	—	—	5,500
President and Chief Executive	2001	13,750	—	100,000	—
Officer	2000	—	—	—	—
Alfred L. LaTendresse	2002	201,200	30,000	—	5,500
Executive Vice President	2001	—	—	100,000	—
	2000	—	—	—	—
Jeffrey B. Murphy	2002	169,724	—	—	5,092
Chief Financial Officer,	2001	159,750	16,000	25,000	5,100
Secretary and Treasurer	2000	148,000	4,252	20,000	2,284
Patricia M. Sheveland	2002	145,350	—	7,500	—
Vice President Case and Claims	2001	147,680	31,892	7,500	3,192
Management	2000	121,588	59,184	2,500	1,410

(1)	Bonuses for 2002 include (i) $30,000 in a “start bonus” paid to Mr. LaTendresse.

Bonuses for 2001 include (i) $16,000 in a discretionary bonus paid to Mr. Murphy; and (ii) $31,892 paid to Ms. Sheveland under the Company’s 2000 Gain Sharing Program.

Bonuses for 2000 include $4,252 and $59,184 paid to Mr. Murphy and Ms. Sheveland respectively, under the Company’s 2000 Gain Sharing Program.

(2)	All other compensation for 2002 includes matching 401(k) contributions of $5,500, $5,500, and $5,092 for Mr. Fjelstad, Mr. LaTendresse and Mr. Murphy, respectively.

All other compensation for 2001 includes matching 401(k) contributions of $5,100 and $3,192 for Mr. Murphy and Ms. Sheveland, respectively.

All other compensation for 2000 includes matching 401(k) contributions of $2,284, and $1,410 for Mr. Murphy and Ms. Sheveland, respectively.

Stock Options

     The following table summarizes all option grants under the Company’s 1994 Stock Plan made during the fiscal year ended December 31, 2002 to the Named Executive Officers:

Option Grants in 2002

					Potential Realizable Value
	Individual Grants				at Assumed Annual Rates of
					Stock Price Appreciation
		% of Total			for Option Term (1)
	Options	Options	Exercise	Expiration
Name	Granted	Granted	Price	Date	5%	10%

David C. Prosser	100,000	72.5%	$2.42	2/6/2007	$152,192	385,686
Patricia M. Sheveland	7,500	5.4%	2.60	4/24/2012	12,263	31,078

(1)	Potential realized values shown above represent the potential gains based upon annual compound price appreciation of 5% and 10% from the date of grant through the full option term. The actual value realized, if any, on stock option exercises will be dependent on overall market conditions and the future performance of the Company and its common stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.

     The following table summarizes option exercises during the fiscal year ended December 31, 2002 by the Named Executive Officers, and the value of their unexercised options at December 31, 2002:

Aggregated Option Exercises
and Option Values at December 31, 2002

					Value of Unexercised
			Number of Unexercised		In-the-Money Options
			Options at December 31, 2002		at December 31, 2002 (1)
	Shares
	Acquired on	Value	Exercisable	Unexercisable	Exercisable	Unexercisable
Name and Principal Position	Exercise (#)	Realized	Shares	Shares	Shares	Shares

David C. Prosser	—	—	42,500	60,000	—	—
J. Alexander Fjelstad	—	—	40,000	60,000	—	—
Alfred L. LaTendresse	—	—	40,000	60,000	—	—
Jeffrey B. Murphy	—	—	37,290	16,667	—	—
Patricia M. Sheveland	—	—	16,581	5,833	—	—

(1)	The value of unexercised options is calculated by determining the difference between the fair market value of the shares underlying the options at December 31, 2002 and the exercise price of the options. Fair market value was determined based on a per share price of $1.68, which is the closing price for the Company’s common stock on December 31, 2002, the last trading day in the Company’s fiscal year.

     Employment and Severance Agreements.

     The Company does not have written employment agreements with its officers other than Mr. Prosser, the Chairman of the Board, Mr. Fjelstad, the President and Chief Executive Officer and Mr. LaTendresse, the Company’s Executive Vice President. The Company entered into employment agreements with each of these officers providing each with a base salary, subject to review annually for increase by the Board of Directors. Mr. Prosser receives a $250,000 salary that includes $30,000 for his services as Chairman of the Board and $220,000 in base salary. Mr. Fjelstad receives a base salary of $275,000 and Mr. LaTendresse a base salary of $200,000. In addition to base salary, each is eligible for bonuses and expense reimbursements. The Company also provides these individuals with health, dental, life and disability insurance consistent with that provided to other officers and employees. Additionally, Mr. Fjelstad and Mr. LaTendresse were each granted 100,000 non-qualified options at $1.98 per share on December 13, 2001. Mr. Prosser was granted 100,000 non-qualified options on February 6, 2002 at $1.42 per share. These agreements were extended in March 2003 through March 31, 2004.

     The Company adopted the RTW, Inc. Senior Management Change in Control Severance Pay Plan under which officers of the Company will be entitled to receive a payment equal to nine months salary plus unpaid bonuses, insurance benefits and outplacement counseling costs if, within twelve months of a change in control, the officer’s employment is terminated without cause or the officer terminates employment for good reason. Good reason is defined in the plan to include any adverse change in a participant’s status or position as a senior management employee of the Company, a reduction in base salary, or failure to continue any material benefit plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table includes information as of March 1, 2003 concerning the beneficial ownership of common stock of the Company by: (i) the only shareholders known to the Company to hold more than five percent of the common stock of the Company, (ii) each Named Executive Officer (as defined below under Executive Compensation and Other Information), (iii) each current director of the Company, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, all beneficial owners have sole voting and investment power over the shares held.

			Acquirable
	Common		within	Shares held		Percentage
Name	Stock		60 days (1)	by ESOP	Total	Owned

David C. Prosser 20645 Radisson Road Shorewood, MN 55331	832,836	(2)	42,500	—	875,334	17.0%
The Kaufmann Fund, Inc. 140 East 45th Street, 43rd Floor New York, NY 10017	538,050	(3)	—	—	538,050	10.6%
Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	412,100	(4)	—	—	412,100	8.1%
Pamela Prosser Snyder 10515 South Shore Drive Plymouth, MN 55441	407,606	(5)	—	—	407,606	8.0%
John W. Prosser 6358 Oxbow Bend Chanhassen, MN 55317	290,317	(6)	833	—	291,150	5.7%
J. Alexander Fjelstad	50,121	(7)	40,000	—	90,121	1.8%
Vina L. Marquart	64,225		833	—	65,058	1.3%
Alfred L. LaTendresse	21,750	(8)	40,000	—	61,750	1.2%
Jeffrey B. Murphy	3,157		37,290	295	40,742	*
Patricia M. Sheveland	—		16,581	2,737	19,318	*
William J. Deters	4,700		833	—	5,533	*
Gregory C. Koschinska	2,500		2,500	—	5,000	*
Keith D. Krueger	100		4,750	29	4,879	*
John O. Goodwyne	500		2,500	—	3,000	*
All Executive Officers and Directors as a Group (11 persons)	1,270,204	(2),(7),(8)	188,620	3,061	1,461,885	27.6%

*	Indicates ownership of less than one percent.

(1)	Includes options to purchase shares that are or will become exercisable within 60 days of March 10, 2003.

(2)	Includes 25,970 shares owned by the David C. and Margaret F. Prosser Foundation of which Mr. Prosser is President and for which he serves as trustee and 134,882 shares held jointly by Mr. Prosser with his wife. Also includes 15,849 shares held in by the David C. Prosser 1995 Unitrust, 44,950 shares held by the David C. Prosser 1996 Unitrust, and 174,679 shares held by the David C. Prosser 1997 Unitrust. Mr. Prosser’s daughter is the trustee of each of the above-mentioned Unitrusts.

(3)	Based on a Schedule 13G dated February 14, 2003 filed with the Securities and Exchange Commission.

(4)	Based on a Schedule 13G dated February 12, 2003 filed with the Securities and Exchange Commission.

(5)	Includes: (i) 11,114 shares held in trust for Thomas C. Prosser’s four children, (ii) 54,000 shares held by the Pamela Prosser Snyder Irrevocable Trust, (iii) 15,849 shares held in by the David C. Prosser 1995 Unitrust, 44,950 shares held by the David C. Prosser 1996 Unitrust, and 174,679 shares held by the David C. Prosser 1997 Unitrust for which Ms. Snyder is the trustee.

(6)	Includes: (i) 31,725 shares owned by Polly Jane Wolner Children’s Trust, and (ii) 5,775 shares owned by Polly J. Wolner 1994 Irrevocable Trust for which John W. Prosser acts as trustee. John W. Prosser disclaims any beneficial ownership for shares held by these trusts.

(7)	Includes 9,990 shares held by irrevocable trusts for the benefit of Mr. Fjelstad’s minor children, with respect to which Mr. Fjelstad disclaims beneficial ownership.

(8)	Includes 11,500 shares owned by Mr. LaTendresse’s wife and 5,250 shares held by irrevocable trusts for Mr. LaTendresse’s minor children, with respect to which Mr. LaTendresse disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 28, 2000, the Company repurchased 709,285 shares from a group consisting of David C. Prosser, the Company’s founder and a director, certain members of his family, and J. Alexander Fjelstad, who at the time was a former director and former executive of the Company (together, the Prosser Selling Group). The Company paid $10.38 per share, as well as legal and other costs, totaling approximately $7.7 million to repurchase the shares. After completing the transaction, the combined ownership of Mr. Prosser, members of his family and Mr. Fjelstad was reduced from approximately 52% to 46%. In December 2001, Mr. Fjelstad returned to the Company as President and Chief Executive Officer and a director.

     In connection with the repurchase, Mr. Prosser retired from the Company, resigned as Chairman and was paid $225,000 as a termination benefit. He remained a member of the Board of Directors. Additionally, at closing, each member of the Prosser Selling Group entered into a two year standstill and voting agreement under which each agreed, among other things, not to acquire additional securities of the Company and not to initiate or support certain initiatives designed to effect fundamental changes in the Company’s policy or structure. The two-year voting and standstill agreements expired March 6, 2002. In December 2001, Mr. Prosser returned to the Company as Chairman of the Board.

ITEM 14. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, J. Alexander Fjelstad, and Chief Financial Officer, Jeffrey B. Murphy, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the year covered by this report or from the end of the reporting period to the date of this Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as Part of this Report

(1)	Financial Statements. The following consolidated financial statements of the Company are set forth on pages 29 through 48 of Part II, Item 8 of this Report.

Independent Auditors’ Reports
Consolidated Balance Sheets — December 31, 2002 and 2001
Consolidated Statements of Operations — Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements — Years Ended December 31, 2002, 2001 and 2000

(2)	Financial Statement Schedules for the Three Years Ended December 31, 2002

All other schedules are omitted because they are not applicable or the required information is presented in the Financial Statements or the notes thereto.

(b)	Listing of Reports on Form 8-K

On October 7, 2002, the Company filed a Current Report on Form 8-K dated October 7, 2002 to report that it had engaged Ernst & Young LLP as the independent certified public accountants for the Company.

On November 12, 2002, the Company filed a Current Report on Form 8-K dated November 7, 2002 to report that it effected, on November 22, 2002, a one-for-two reverse stock split of its common stock.

(c)	Listing of Exhibits (* indicates compensatory plan)

3.1	Amended Articles of Incorporation
3.2	Amended Bylaws (1)
4.1	Form of Rights Agreement dated April 17, 1997 between RTW, Inc. and Norwest Bank Minnesota National Association (2)
10.1*	Employment agreement and stock option agreement between RTW, Inc. and David C. Prosser dated December 13, 2001 (7)
10.2*	Employment agreement and stock option agreement between RTW, Inc. and J. Alexander Fjelstad III dated December 13, 2001 (7)
10.3*	Employment agreement and stock option agreement between RTW, Inc. and Alfred L. LaTendresse dated December 13, 2001 (7)
10.4*	Amended RTW, Inc. 1995 Employee Stock Purchase Plan (4)
10.5*	Amended RTW, Inc. 1994 Stock Plan (4)
10.6	Contract between RTW and ACIC dated January 1, 1992 (5)
10.7	Service Agreement between RTW and ACIC dated February 1, 1992 (5)
10.8*	Description of the 2003 Profit Sharing Program
10.9	Reinsurance contract between ACIC and First Excess and Reinsurance Corporation (GE Reinsurance Corporation) effective July 1, 1998 (3)
10.10	Endorsement No. 2 to the reinsurance contract between ACIC and General Reinsurance Corporation (3)
10.10.1	Description of the Reinsurance Agreement for 2002 between ACIC and General Reinsurance Corporation effective January 1, 2002 (7)
10.10.2	Description of the Reinsurance Agreement for 2003 between ACIC and General Reinsurance Corporation effective January 1, 2003
10.11	Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement
10.12	Election form for 2003 Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement
10.13	Description of the Reinsurance Agreement for 2003 between ACIC and Everest Re/Platinum Re effective January 1, 2003
10.14	Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 31, 2000 (6)
10.14.1	First Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated May 4, 2000 (6)
10.14.2	Second Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 28, 2001 (6)
10.14.3	Third Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated September 29, 2001 (7)
10.14.4	Fourth Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 27, 2002 (7)
10.14.5	Fifth Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated December 17, 2002
10.14.6	Sixth Amendment to the Credit Agreement by and between RTW, Inc. and U.S. Bank National Association dated March 25, 2003
11	Statement, re: Computation of Net Income Per Share
21	Subsidiaries of the Registrant: The Company has one wholly-owned subsidiary, American Compensation Insurance Company, a Minnesota corporation
23	Consent of Ernst and Young LLP
23.1	Consent of Deloitte & Touche LLP
24	Power of Attorney, included in Signature page
99.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-89164).
(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed April 25, 1997 (File No. 0-25508).
(3)	Incorporated by reference to the Company’s 1998 Report on Form 10-K.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-81408).
(5)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 33-2002C).
(6)	Incorporated by reference to the Company’s 2000 Report on Form 10-K.
(7)	Incorporated by reference to the Company’s 2001 Report on Form 10-K/A.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, INC.

Date: March 28, 2003	By /s/ J. Alexander Fjelstad

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

Date	Signature and Title

March 28, 2003	By /s/ David C. Prosser

David C. Prosser
Chairman of the Board

March 28, 2003	By /s/ J. Alexander Fjelstad

J. Alexander Fjelstad
President and Chief Executive Officer
(Principal Executive Officer)

March 28, 2003	By /s/ Jeffrey B. Murphy

Jeffrey B. Murphy
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 28, 2003	By /s/ Gregory D. Koschinska

Gregory D. Koschinska
Director

March 28, 2003	By /s/ John O. Goodwyne

John O. Goodwyne
Director

March 28, 2003	By /s/ Alfred L. LaTendresse

Alfred L. LaTendresse
Executive Vice President and Director

March 28, 2003	By /s/ William J. Deters

William J. Deters
Director

March 28, 2003	By /s/ John W. Prosser

John W. Prosser
Director

March 28, 2003	By /s/ Vina L. Marquart

Vina L. Marquart
Director

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, J. Alexander Fjelstad, President and Chief Executive Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of RTW, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	By	/s/ J. Alexander Fjelstad

J. Alexander Fjelstad
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jeffrey B. Murphy, Chief Financial Officer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of RTW, Inc.;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of RTW, Inc. as of December 31, 2002 and 2001 and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated March 25, 2003. Our audits also included the 2002 and 2001 financial statement schedules listed in Item 14(a)(2) of this Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the 2002 and 2001 financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

March 25, 2003
Minneapolis, Minnesota

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of RTW, Inc. and subsidiary (the Company) for the year ended December 31, 2000, and have issued our report thereon dated February 9, 2001 (March 28, 2001 as to Note 6). Our audit also included the consolidated financial statement schedules listed in Item 15(a)(2) of this Report on Form 10-K. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 9, 2001

SCHEDULE I

RTW, INC.
SUMMARY OF INVESTMENTS
December 31, 2002
(In thousands)

			Amount at
			which shown
	Amortized	Fair	in the balance
Type of investment	Cost	Value	sheet

Fixed maturities:
Available-for-sale:
Corporate securities	$—	$—	$—
Mortgage backed securities	31,522	32,372	32,372
Asset backed securities	1,009	1,015	1,015
United States government, government agencies and authorities	45,463	48,023	48,023

Total Investments	$77,994	$81,410	$81,410

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Balance Sheets
December 31, 2002 and 2001
(In thousands)

	2002	2001

ASSETS
Cash and cash equivalents	$321	$82
Furniture and equipment, net	1,619	1,824
Investment in and advances to subsidiary	31,516	19,867
Deferred income tax asset	—	351
Other assets	441	753

	$33,897	$22,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$2,837	$4,155
Notes payable	1,250	4,500

Total liabilities	4,087	8,655
Shareholders’ equity	29,810	14,222

	$33,897	$22,877

     See notes to condensed financial statements.

SCHEDULE II

RTW, INC.

Condensed Financial Information of the Registrant
Statements of Operations
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Revenues:
Intercompany fee income	$20,020	$28,419	$27,929
Service fee revenue	22	—	—
Investment income	19	15	24

Total revenues	20,061	28,434	27,953
Expenses:
General and administrative expenses	16,907	25,424	24,180

Income from operations	3,154	3,010	3,773
Interest expense	163	511	667

Income before income taxes and equity in undistributed net loss of subsidiary	2,991	2,499	3,106
Income tax expense	1,213	928	1,367

Income loss before equity in undistributed net income (loss) of subsidiary	1,778	1,571	1,739
Equity in undistributed net income (loss) of subsidiary	12,541	(26,786)	(11,447)

Net income (loss)	$14,319	$(25,215)	$(9,708)

     See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$14,319	$(25,215)	$(9,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	605	1,203	1,295
Equity in net (income) loss from subsidiary	(12,541)	26,786	11,447
Deferred income taxes	351	(629)	(52)
Changes in assets and liabilities:
Accrued expenses and other liabilities	(1,318)	1,043	1,483
Other, net	1,610	346	2,892

Net cash provided by operating activities	3,026	3,534	7,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in and advances to subsidiary	892	(1,896)	(2,924)
Purchases of furniture and equipment	(630)	(379)	(1,015)
Disposals of furniture and equipment	270	972	51

Net cash provided by (used in) investing activities	532	(1,303)	(3,888)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	—	8,000
Payments on notes payable	(3,250)	(2,500)	(1,000)
Issuance of common stock under ESPP	10	33	125
Retirement of common stock	(79)	(10)	(10,268)

Net cash used in financing activities	(3,319)	(2,477)	(3,143)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	239	(246)	326
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	82	328	2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$321	$82	$328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$138	$641	$458

Income tax payments	$298	$325	$73

     See notes to condensed financial statements.

SCHEDULE II

RTW, INC.
Condensed Financial Information of the Registrant
Notes to Condensed Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE 1 — ACCOUNTING POLICIES

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the RTW, Inc. (RTW) 2002 Annual Report.

NOTE 2 — RECLASSIFICATIONS

Certain amounts in the 2001 Financial Statements have been reclassified to conform with the financial presentation in 2002.

NOTE 3 — RELATED PARTY TRANSACTIONS

RTW provides American Compensation Insurance Company (“ACIC”) with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC’s gross premiums earned each month for these services, which amounted to $6.4 million, $9.9 million and $9.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, RTW receives 15% of ACIC’s gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $13.6 million, $18.6 million and $18.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Amounts due from (to) ACIC related to the above transactions are included in the balance sheet account caption “Investment in and advances to subsidiary” and totaled approximately $3.0 million and $3.8 million at December 31, 2002 and 2001, respectively.

SCHEDULE III

RTW, INC.
SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
(In thousands)

		(Column C)					Claim and claim
		Reserves for				Investment	settlement expenses		Amortization
	Deferred	unpaid claim	Discount,			income and	incurred related to:		of deferred	Paid claim
	policy	and claim	if any,			net realized			policy	and claim	Other
	acquisition	settlement	deducted in	Unearned	Earned	investment	Current	Prior	acquisition	settlement	operating	Premiums
Year	costs	expenses	column C	premiums	premiums	gains	year	years	costs	expenses	expenses	written

2002	$736	$181,262	$438	$7,130	$60,264	$6,816	$48,889	$(8,356)	$6,304	$42,688	$9,984	$57,656
2001	$1,214	$181,310	$482	$9,738	$86,057	$7,563	$72,372	$7,731	$13,990	$56,304	$17,391	$83,340
2000					$78,154	$5,077	$56,500	$15,929	$14,137	$64,485	$11,513	$77,842

SCHEDULE IV

RTW, INC.
REINSURANCE
Years ended December 31, 2002, 2001 and 2000
(In thousands)

	Premiums earned
					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed
Description	Direct	companies	companies	Net	to net

2002
PREMIUMS — Workers’ Compensation	$62,506	$2,242	$—	$60,264	0.00%
2001
PREMIUMS — Workers’ Compensation	$97,420	$11,363	$—	$86,057	0.00%
2000
PREMIUMS — Workers’ Compensation	$95,878	$17,724	$—	$78,154	0.00%

SCHEDULE V

RTW, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2002, 2001 and 2000
(In thousands)

		Additions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
Description	of period	expenses	accounts	Write-offs	of period

2002
Allowance for Doubtful Accounts	$436	$98	$—	$314	$220
2001
Allowance for Doubtful Accounts	$569	$530	$—	$663	$436
2000
Allowance for Doubtful Accounts	$519	$599	$—	$549	$569