Form 10-Q
period 2003-03-31
RTW INC /MN/
filed 2003-05-14
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2003

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

Yes [   ]   No [X]

At May 1, 2003, approximately 5,120,000 shares of Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1:	CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002

(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments at fair value, amortized cost of $106,277 and $77,994	$110,116	$81,410
Cash and cash equivalents	6,788	36,288
Accrued investment income	959	695
Premiums receivable, less allowance of $239 and $220	3,775	3,537
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	87,674	91,822
On paid claim and claim settlement expenses	1,641	2,109
Deferred policy acquisition costs	813	736
Furniture and equipment, net	1,545	1,619
Other assets	5,237	5,618

Total assets	$218,548	$223,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$175,748	$181,262
Unearned premiums	7,941	7,130
Accrued expenses and other liabilities	3,247	4,382
Note payable	1,000	1,250

Total liabilities	187,936	194,024
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,115,000 shares at March 31, 2003 and 5,151,000 at December 31, 2002	20,582	20,619
Retained earnings	7,535	6,971
Accumulated other comprehensive income	2,495	2,220

Total shareholders’ equity	30,612	29,810

Total liabilities and shareholders’ equity	$218,548	$223,834

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited; in thousands, except share and per share data)

	For the Three Months
	Ended March 31,

	2003	2002

Revenues:
Gross premiums earned	$13,022	$17,843
Premiums ceded	(1,900)	(878)

Premiums earned	11,122	16,965
Investment income	1,242	1,423
Net realized investment gains	—	1,451
Other income	28	—

Total revenues	12,392	19,839
Expenses:
Claim and claim settlement expenses	8,194	11,681
Policy acquisition costs	1,035	2,186
General and administrative expenses	2,286	3,230

Total expenses	11,515	17,097

Income from operations	877	2,742
Interest expense	17	54

Income before income taxes	860	2,688
Income tax expense	296	29

Net income	$564	$2,659

Net income per share:
Basic income per share	$0.11	$0.52

Diluted income per share	$0.11	$0.52

Weighted average shares outstanding:
Basic shares outstanding	5,115,000	5,151,000

Diluted shares outstanding	5,133,000	5,151,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited, in thousands)

	For the Three Months
	Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$564	$2,659
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized investment gains	—	(1,451)
Depreciation and amortization	297	235
Changes in assets and liabilities:
Deposit recoverable	—	(4,073)
Amounts due from reinsurers	4,616	5,234
Unpaid claim and claim settlement expenses	(5,514)	(4,648)
Unearned premiums, net of premiums receivable	573	652
Other, net	(1,247)	(2,399)

Net cash used in operating activities	(711)	(3,791)
Cash flows from investing activities:
Proceeds from sales of securities	4,468	47,944
Purchases of securities	(32,902)	(40,642)
Purchases of furniture and equipment	(68)	(19)

Net cash (used in) provided by investing activities	(28,502)	7,283
Cash flows from financing activities:
Payments on note payable	(250)	(1,000)
Stock repurchases	(37)	—

Net cash used in financing activities	(287)	(1,000)

Net (decrease) increase in cash and cash equivalents	(29,500)	2,492
Cash and cash equivalents at beginning of year	36,288	3,425

Cash and cash equivalents at end of period	$6,788	$5,917

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$14	$47

Income taxes	$(1)	$98

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 2002 Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the consolidated balance sheet at December 31, 2002, without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 2002 from the audited consolidated financial statements for the year ended December 31, 2002, however this report does not include all the disclosures contained therein.

     The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in our opinion, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2002 Report on Form 10-K.

NOTE B – NOTE PAYABLE

At March 31, 2003, we failed to meet a financial covenant related to our term loan and received a waiver from the bank dated May 8, 2003 with respect to that covenant.

NOTE C – STOCK OPTIONS AND STOCK BASED BENEFIT PLANS

We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model.

Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under our Employee Stock Purchase Plan based on the fair value method described in SFAS No. 123, our net income and basic and dilutive net income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income:
As reported	$564	$2,659
Pro forma	454	2,590
Basic net income per share:
As reported	0.11	0.52
Pro forma	0.09	0.50
Dilutive net income per share:
As reported	0.11	0.52
Pro forma	0.09	0.50

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income totaled $275,000 for the three months ended March 31, 2003 and accumulated other comprehensive loss totaled $1.5 million for the three months ended March 31, 2002. The difference between net income and accumulated other comprehensive income (loss) is a result of unrealized gains (losses) that arise during the period on our investments.

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

     We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify, at the initial report of injury, those injured employees who are likely to become inappropriately dependent on the workers’ compensation system. We currently provide workers’ compensation management services to employers insured through our insurance subsidiary and to self-insured employers on a fee-for-service basis.

     During the first three months of 2003, we operated primarily in Minnesota, Michigan and Colorado. In the fourth quarter of 2001, we closed our regional offices in Missouri (which served Missouri, Illinois and Kansas) and New England (which served Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). Collectively, these offices had premiums in force totaling $1.4 million at December 31, 2002. We completed running off this business in February 2003.

     On April 1, 2003, our A.M. Best financial rating was upgraded to B from a B- as a result of: (i) the increase in statutory surplus in 2002 to $26.8 million at December 31, 2002 from $19.5 million at December 31, 2001, and (ii) improved operations in 2002. Certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation insurance, is underwritten by a carrier with an unsecure rating (B rating or less). Additionally, certain of our independent agents may continue to be unwilling to sell our insurance with an unsecure rating. As a result, we believe that our current rating from A.M. Best may continue to make it difficult to provide our products to certain employers.

     Additional information about RTW is available on our website, www.rtwi.com.

Significant Accounting Policies

Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” included in our consolidated financial statements and notes thereto at December 31, 2002. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims; (iii) policy acquisition costs; (iv) investments; and (v) income taxes. These accounting policies are further discussed in detail within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Summary

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at March 31, 2003 and December 31, 2002 and the three-month periods ended March 31, 2003 and 2002.

     The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended
	March 31,

	2003	2002

Gross premiums earned	$13,022	$17,843
Premiums earned	11,122	16,965
Total revenues	12,392	19,839
Claim and claim settlement expenses	8,194	11,681
Net income	564	2,659
Diluted income per share	0.11	0.52

     We reported net income of $564,000 in the first quarter of 2003 compared to net income of $2.7 million in the first quarter of 2002. Basic and diluted net income per share was $0.11 in the first quarter of 2003 compared to $0.52 for the first quarter of 2002. The primary factors affecting our 2003 operating results included the following:

•	Our gross premiums earned decreased significantly to $13.0 million in the first quarter of 2003 from $17.8 million in the first quarter of 2002 due primarily to a decrease in premiums in force resulting from closing our Missouri and New England regions and non-renewing insurance for Professional Employer Organizations (PEO’s) in Michigan. See further discussion under “Gross Premiums Earned”;

•	Premiums earned decreased to $11.1 million in the first quarter of 2003 from $17.0 million in the first quarter of 2002. Premiums earned for the three-month period ended March 31, 2003 reflect: (i) the decrease in premiums in force; and (ii) an increase in premiums ceded as our cost of excess of loss reinsurance increased significantly in 2003, and (iii) we ceded additional premiums as we lowered our retention to $200,000 to reduce volatility in our results;

•	In addition to the factors affecting premiums earned, net revenues also declined as no net realized investment gains were generated in 2003 as compared to $1.5 million realized in the first quarter of 2002; and

•	Claim and claim settlement expenses decreased to $8.2 million in the first quarter of 2003 from $11.7 million in the first quarter of 2002. The first quarter 2003 results include a $300,000 reduction in projected claim and claim settlement expenses resulting from favorable development of claims for 2002 and prior accident years. The 2002 results included a one-time $3.0 million reduction in claim and claim settlement expenses resulting from reducing the accrual for the Minnesota Special Compensation Fund (SCF). The SCF accrual decrease resulted from legislative changes in Minnesota in March 2002. See further discussion under “Claim and Claim Settlement Expenses.”

     We expect 2003 premiums in force to increase from levels reported at March 31, 2003, but expect that premiums in force will be lower than amounts reported in 2002 due to the closure of the regional offices and the non-renewal policies for PEO’s as discussed above. We will also attempt to continue to increase premium rates in 2003; however, we expect that these rate increases, if any, will be significantly lower than experienced in 2002. We will focus on increasing profitability in all our remaining regional markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     In the following pages, we take a look at the operating results for the three month periods ended March 31, 2003 and 2002 for items in our Consolidated Statements of Income and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include premiums earned, investment income and net realized investment gains (losses).

     The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended
	March 31,

	2003	2002

Gross premiums earned	$13,022	$17,843
Premiums ceded	(1,900)	(878)

Premiums earned	11,122	16,965
Investment income	1,242	1,423
Net realized investment gains	—	1,451
Other income	28	—

Total revenues	$12,392	$19,839

	March 31,
			December 31,
	2003	2002	2002

Premiums in force, by regional office location:
Minnesota	$23,400	$20,800	$23,000
Michigan	13,900	21,600	18,000
Colorado	11,400	11,900	11,800
Missouri	—	6,100	700
New England	—	8,400	700

Total premiums in force:	$48,700	$68,800	$54,200

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

     Our premiums in force decreased $20.1 million or 29.2% to $48.7 million at March 31, 2003 from $68.8 million at March 31, 2002 and decreased $5.5 million or 10.1% from $54.2 million at December 31, 2002. A significant portion of the decrease in force since March 21, 2002 resulted from the runoff of business in our Missouri ($6.1 million) and New England ($8.4 million) regions. The remaining decrease occurred primarily in Michigan, decreasing $4.1 million, resulting from non-renewing policies for PEO’s. In 2002, we focused on reducing premiums in force in order to bring our premium to surplus ratios in line with our expectations.

     Our gross premiums earned decreased 27.0% to $13.0 million in the first quarter of 2003 from $17.8 million in the first quarter of 2002 due primarily to the 29.2% decrease in premiums in force since March 31, 2002. Final audit premiums increased gross premiums earned by $128,000 for the three-month period ending March 31, 2003 compared to a $183,000 increase for the three-month period ending March 31, 2002.

     Renewal premium rates remained flat in the first quarter of 2003 compared to renewal premium rate increases of 14.1% in the first quarter of 2002 and 9.0% for the entire year of 2002, due to the following:

•	We filed our rates at the high end in each region in which we operated in 2002, leaving little room to further increase rates in 2003; and

•	We saw significant competition in our markets in January 2003 resulting in pricing pressure to retain our quality accounts. This competition appears to have abated subsequent to January 2003.

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

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We currently cede Minnesota claims in excess of $360,000 per occurrence to the WCRA; in 2002 and 2001, we ceded Minnesota claims in excess of $350,000 and $330,000, respectively to the WCRA. In 2003, in our non-Minnesota states, our per-incident exposure is $360,000, is capped at $20.0 million and excludes claims resulting from acts of terrorism; and from 1999 through 2002, we maintained non-Minnesota excess of loss coverage with a $300,000 per incident exposure. This coverage was to statutory limits through 2001 and was capped at $20.0 million in 2002. We purchased this non-Minnesota coverage from a single reinsurer. We further decreased our retention to $200,000 per-incident in all our regions in 2003 by purchasing increased excess of loss reinsurance in order to further reduce volatility in our results. The non-Minnesota coverage in 2003 and the $200,000 per incident excess of loss reinsurance were purchased from three reinsurers.

     Premiums ceded to reinsurers were $1.9 million in the first quarter of 2003 compared to $878,000 in the first quarter of 2002. As a percent of gross premiums earned, premiums ceded increased to 14.6% in the first quarter of 2003 compared to 5.0% for the first quarter of 2002. This increase is the result of two factors: (i) our cost for excess of loss reinsurance coverage in our non-Minnesota regions increased substantially for 2003 while our Minnesota cost decreased only slightly, and (ii) we decreased our retention to $200,000 in all our regions in 2003 by purchasing increased excess of loss coverage in order to further reduce volatility in our results.

Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2003 includes the following factors:

•	We expect premium rates to be relatively flat on new and renewing policies for the remainder of 2003. Premium rate increases realized in 2002 will continue to favorably affect profitability on each account in 2003 as we earn more premium on those policies. We expect to further improve our agency relationships throughout 2003 resulting in new business increases primarily in our Minnesota and Michigan regions. Overall, we expect premiums in force to increase steadily from the level at the end of the first quarter of 2003 for the remainder of 2003. The ultimate effect of the upgrade in our A. M. Best rating on our ability to write new and renewal business is unknown at this time;

•	Our 2002 gross premiums earned included $7.9 million in premiums earned from our Missouri and Massachusetts regions that were in runoff in 2002. Premiums earned in these regions are expected to be less than $100,000 in 2003. Additionally, we expect our average premiums in force to decrease significantly in 2003 compared to 2002. Overall, we expect gross premiums earned to decrease significantly in 2003; and

•	We expect that premiums ceded under excess of loss policies will increase as a percent of gross premiums earned when compared to the results attained for 2002 as a result of: (i) our cost for excess of loss reinsurance coverage in our non-Minnesota regions increased substantially in 2003 while our Minnesota cost decreased only slightly, and (ii) we decreased our retention to $200,000 in all our regions in 2003 by purchasing increased excess of loss coverage in order to further reduce volatility in our results.

Investment Income and Net Realized Investment Gains: Our investment income includes earnings on our investment portfolio and, in 2002, interest on our deposit recoverable. Our net realized investment gains, displayed separately on our accompanying Consolidated Statements of Income, include gains from sales of securities. In February 2002, we sold certain securities within the portfolio and realized investment gains totaling $1.5 million to increase statutory surplus. Further recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns. We currently invest entirely in U.S. domiciled investment-grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

     Investment income decreased to $1.2 million in the first quarter of 2003 from $1.4 million in the first quarter of 2002 despite the fact our investment portfolio increased to $110.1 million at March 31, 2003 from $80.9 million at March 31, 2002. The decrease is mainly due to a decrease in our investment yield from 4.8% at March 31, 2003 from 5.7% at March 31, 2002. Our investment portfolio increased due to an increase in funds available for investment as a result of receiving $28.8 million in cash in December 2002 from terminating a contract with St. Paul Re. This increase was offset by decreases in net cash provided by operating activities, resulting primarily from: (i) reduced premiums in force and premiums written; (ii) timing differences between paying premiums ceded and recovering paid claim and claim settlement expenses; (iii) the receipt of premiums and the payment of claim and claim settlement expenses; and (iv) net cash provided by lower investment income. The investment yields realized in future periods will be affected by yields attained on new investments. Investment income for 2002 includes $291,000 of interest income on our deposit recoverable recorded in the first quarter of 2002; there was no such interest income in 2003 due to terminating the St. Paul Re contract.

     We recognized net realized investment gains totaling $1.5 million in the first quarter of 2002: (i) $1.2 million resulting from the sales of select securities within the portfolio to increase our statutory surplus; and (ii) $300,000 from the sale of an investment we had previously written down by $500,000 in 2000. No net realized investment gains were recognized in the first quarter of 2003.

Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2003 will be affected by the following:

•	We earned $736,000 in interest on our deposit receivable in 2002. There will be no interest earned on the deposit in 2003 due to our terminating the St. Paul Re contract, however, we did receive $28.8 million in cash in December 2002 upon termination and invested this cash in January 2003;

•	Funds from our operating cash flows and investment cash flows have historically provided growth in our investment portfolio; however, these net cash flows decreased significantly in recent years as we focused on closing old claims, by paying earlier to close those claims. Combined with decreased premiums in force, we have used cash and decreased funds in our investment portfolio. Cash flows for the remainder of 2003 may be adversely affected by: (i) premiums ceded net of reinsurance reimbursements under our excess of loss treaties; and (ii) decreases in cash flows resulting from claim payments on claims from 2003 and prior years exceeding cash flows from our premiums as we reduce our premiums in force and premiums earned in 2003;

•	Further recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

Total expenses: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.

Claim and Claim Settlement Expenses: Claim expenses refer to medical and indemnity benefits that we paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the accompanying Consolidated Statements of Income.

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

     Claim and claim settlement expenses decreased to $8.2 million in the first quarter of 2003 from $11.7 million in the first quarter of 2002. As a percent of gross premiums earned, claim and claim settlement expenses decreased to 62.9% for the first quarter of 2003 from 65.5% for the first quarter of 2002. These changes are due to the following:

•	Claim and claim settlement expenses decreased in total due to the overall decrease in premiums in force but decreased as a percent of gross premiums earned as premium rate increases realized in 2002 flow through 2003 premiums earned;

•	The first quarter 2003 results also include a $300,000 reduction in projected claim and claim settlement expenses resulting from favorable development of claims for 2002 and prior accident years. The 2002 results included a one-time $3.0 million reduction in claim and claim settlement expenses resulting from reducing the accrual for the Minnesota Special Compensation Fund (SCF). The SCF accrual decrease resulted from legislative changes in Minnesota in March 2002; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2003 as compared to accident year 2002 resulting from inflationary pressures.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in future periods in our policy holder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases in premium rates, if any, will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premiums earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

The ultimate impact of the above factors on claim and claim settlement expenses as a percent of premiums earned for the remainder of 2003 is unknown at this time.

Policy Acquisition Costs. Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, less ceding commissions received from our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them.

     The following table summarizes policy acquisition costs (000’s):

	Three months ended
	March 31,

	2003	2002

Commission expense	$944	$1,107
Premium tax expense	131	179
Other policy acquisition costs	335	900

Direct policy acquisition costs	1,410	2,186
Ceding commissions on excess of loss reinsurance	(375)	—

Total policy acquisition costs	$1,035	$2,186

     Under our 2003 $360,000 to $1.0 million non-Minnesota excess of loss reinsurance coverage as well as our 2003 $200,000 to $360,000 lower layer excess of loss coverage in all our regions, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaling $375,000 have reduced our policy acquisition costs in the first quarter of 2003. No such ceding commissions existed in 2002. Excluding the effect of ceding commissions, policy acquisition costs decreased significantly to $1.4 million in the first quarter of 2003 from $2.2 million in the first quarter of 2002. As a percent of gross premiums earned, direct policy acquisition costs decreased to 10.8% in the first quarter of 2003 from 12.3% in the first quarter of 2002. The decrease in the first quarter of 2003 reflects the following:

•	Gross premiums earned decreased significantly in the three month period ending March 31, 2003 compared to the same periods in 2002 resulting in corresponding decreases in policy acquisition costs;

•	Commission expense increased to 7.2% of gross premiums earned in the first quarter of 2003 from 6.2% in the first quarter of 2002. Commissions in the first quarter of 2002 include a $113,000 decrease due to prior year accrual adjustments; no such adjustments were recorded in the first quarter of 2003. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense was 1.0% of gross premiums earned in the first quarters of 2003 and 2002; and

•	Other policy acquisition costs decreased to 2.6% of gross premiums earned in the first quarter of 2003 compared to 5.0% in the first quarter of 2002. The decrease in other policy acquisition costs in 2003 is primarily the result of decreases in second injury fund accruals in 2003 as compared to 2002 as well as pool reimbursements that were comparable with 2002 but represented a greater percent of gross premiums earned.

Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2003 will increase as a percent of gross premiums earned to levels consistent with 2002.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses decreased to $2.3 million in the first quarter of 2003 from $3.2 million in the first quarter of 2002. As a percent of gross premiums earned, general and administrative expenses increased to 17.6% in the first quarter of 2003 from 18.1% in the first quarter of 2002. While general and administrative expenses are expected to decrease in 2003 when compared to 2002, as a percentage of gross premiums earned, general and administrative expenses are expected to increase as: (i) we will earn less premium in 2003 and we continue to manage a large base of claims, and (ii) we will have less premium to cover our relatively fixed costs. General and administrative expenses included $691,000 in costs related to deposit accounting for the St. Paul Re contract in the first quarter of 2002. No such costs existed in the first quarter of 2003. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	We have historically managed personnel and other operating costs and expenses to keep operating expenses in line with revenues. All expenses will continue to be aggressively managed and reduced where appropriate;

•	We do not expect to open additional state offices in 2003 and expect to further reduce overhead costs throughout the year as a result of our office closures in 2001 and runoff in 2002. We will continually monitor reported claim counts in 2003 and re-examine staffing needs as necessary; and

•	We reduced and renegotiated our Corporate and Minnesota office space and expect that related office expenses will decrease in 2003.

Interest Expense: We incurred interest charges on our Term Loan in the first three months of 2003 and 2002.

     The Term Loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the Term Loan. We paid interest at 4.66% on the outstanding balance of our Term Loan in the first quarter of 2003 compared to rates ranging from 4.63% to 4.74% in the first quarter of 2002. Interest expense decreased to $17,000 in the first quarter of 2003 from $54,000 in the first quarter of 2002 as a result of $250,000 in principal payments in the first quarter of 2003 and $3.3 million in principal payments in 2002.

Interest Expense Outlook: Interest expense is expected to decrease for the remainder of 2003 as a result of the $250,000 in principal payments made in the first quarter of 2003. Total interest expense is expected to decrease to approximately $42,000 in 2003 from $163,000 in 2002 as a result of principal reductions in 2003 and 2002.

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

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As a result of this analysis, we established a $14.5 million valuation allowance (allowance) against deferred tax assets at December 31, 2001 resulting in a corresponding increase in income tax expense. This allowance decreased by $7.9 million to $6.6 million at December 31, 2002 as a result of the income we earned in 2002 and federal tax refunds totaling $3.8 million resulting from a change in Federal tax law. In the first quarter of 2002, we decreased the allowance by $1.0 million as a result of the income we earned in that quarter. We expect any remaining deferred tax assets, net of the allowance, at March 31, 2003, to be realized as a result of the future income and the reversal of existing taxable temporary differences.

     Income tax expense for the three months ended March 31, 2003 totaled $296,000. Income tax expense for the three months ended March 31, 2002 totaled $29,000 and included a benefit totaling $1.0 million from reducing the valuation allowance recorded at December 31, 2001. After excluding the effects of the benefit from reducing the allowance in 2002, income tax expense was $296,000 in the first quarter of 2003 or 34.4% of the income before taxes compared to $1.0 million or 38.8 % of the income before taxes in the first quarter of 2002. The income tax expense percentages in the first quarters of 2003 and 2002 have been affected by: (i) changes in the allowance; (ii) our income or loss from operations; (iii) changes in taxable net income from the insurance organization (ACIC) which is subject to only federal income taxes; and (iv) changes in tax-exempt municipal income.

Income Tax Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2003, and (ii) changes in our analysis of the allowance recorded during 2003. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at March 31, 2003 included only U.S. government securities (57.0%), mortgage-backed securities (42.1%), and asset-backed securities (0.9%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In February 2002, we sold select securities within the portfolio and realized investment gains totaling $1.5 million to increase our statutory surplus. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA at March 31, 2003 and December 31, 2002. We do not invest in derivative securities.

     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Prior to 1999, we generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2002 and 2001 as we focused on closing old claims, by paying earlier to close those claims. Combined with decreasing premiums during that time, our cash flows from differences in timing have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly reinsurance premiums under that agreement. We expect that reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement will offset similar payments to claimants for those years for the remainder of 2003. In December 2002, we received $28.8 million as a result of terminating a contract with St. Paul Re. This amount was included in cash at December 31, 2002 and subsequently invested in January 2003. Our investment portfolio increased $29.2 million to $110.1 million at March 31, 2003 from $80.9 million at March 31, 2002, as a result of these factors. We expect that cash flows will be subject to the following for the remainder of 2003: (i) cash decreases as we pay claims for 2003 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2003 premiums in force and premiums earned decreased through March 31, 2003, and (ii) net outflows from amounts paid under our increased excess of loss reinsurance coverage offset by reimbursements under that contract for claims paid for the remainder of 2003.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. In 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. This security was later sold in January 2002 at which time proceeds exceeded the adjusted cost basis resulting in a net realized gain of $300,000. Prevailing market interest rates decreased from levels at March 31, 2002 through the first quarter of 2003 resulting in a $3.8 million unrealized gain on investments at March 31, 2003 compared to a $1.0 million unrealized loss at March 31, 2002.

Unpaid Claim and Claim Settlement Expenses

At March 31, 2003, the liability for unpaid claim and claim settlement expenses totaled $175.7 million, and reinsurance recoverables on unpaid claim and claim settlement expenses totaled $87.7 million, resulting in net reserves totaling $88.0 million. The net reserve at March 31, 2002 totaled $91.6 million and included the liability for unpaid claim and claim settlement expenses totaling $176.7 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $85.1 million.

     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (“reserves”) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves represent the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred in 2003 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we calculate the difference between: (i) projected ultimate claim and claim settlement expenses as determined using generally accepted actuarial standards, and (ii) case reserves and carry the difference as the IBNR reserve. By using both estimates of reported claims and IBNR claims, we estimate the ultimate net reserves for unpaid claim and claim settlement expenses.

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

     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2003 and 2002 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of March 31, 2003. Our reserve estimates are most sensitive to changes in the assumption about inflation for the 2003, 2002 and 2001 accident years. Each one percent (1%) increase or decrease in the inflation rate for each of these accident years would increase or decrease our loss reserve estimates at December 31, 2002 and 2001 by approximately $348,000 and $290,000, respectively. No actuarial study had been completed for the 2003 accident year, and no estimate for the one percent (1%) change is available.

     Our independent actuary provides management with an opinion regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. We focus in our decision process on improving our financial strength ratings and expect to remain a market for workers’ compensation insurance in all market conditions. At December 31, 2002, we established recorded reserves in the upper half of the actuary’s range. We believe that our reserves continue to be recorded in that range. The ultimate actual liability may be higher or lower than reserves established.

     Our reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at rates ranging from 3.5% to 8.0% in 2003 and 2002. The discount rates in 2003 and 2002 are subject to change as market interest rates change. We use the same rates for Generally Accepted Accounting Principles as we do for Statutory Accounting in determining our liability. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

     We continually monitor loss development trends and data to establish adequate premium rates and to determine reasonable loss reserve estimates. Loss reserves, which are based on estimates, are inherently uncertain and represent a significant risk to the business that we attempt to mitigate by continually improving and refining our workers’ compensation claims processing practices and by employing actuarial estimation methods.

     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at March 31, 2003 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

     Income for the first quarter of 2003 includes a $300,000 reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2002 and prior accident years. The 2002 results included a one-time $3.0 million reduction in claim and claim settlement expenses resulting from reducing the accrual for the Minnesota Special Compensation Fund (SCF). The SCF accrual decrease resulted from legislative changes in Minnesota in March 2002.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

     Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; (vi) income taxes; and (vii) debt service or principal repayment on our Term Loan. Prior to 1999, we generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 beginning in mid-1998 through runoff in 2001, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. In 2002 and the first quarter of 2003, the reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement offset similar payments to claimants for those years. This trend will continue through the remainder of 2003. We further expect that cash and investments will decrease for the remainder of 2003 as we pay claims for 2003 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2003 premiums in force and premiums earned decreased through March 31, 2003. Available cash is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash and a money market fund that invest primarily in short-term government securities.

     Cash used in operating activities for the three months ended March 31, 2003 was $711,000. This is primarily a result of net income of $564,000, a decrease of $573,000 in unearned premiums, net of premiums receivable, a decrease of $4.6 million in amounts due from reinsurers, and depreciation and amortization expense of $297,000 offset by a decrease of $5.5 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims and a decrease of $1.1 million in accrued expenses and other liabilities. Net cash used in investing activities was $28.5 million due to $4.5 million in proceeds from sales of securities offset by $32.9 million in purchases of securities and $68,000 in purchases of fixed assets. Net cash used in financing activities was $287,000 due primarily to principal payments on our note payable in the first three months of 2003.

     Our need for additional capital is primarily the result of regulations that require certain ratios of regulatory or statutory capital to premiums written in our insurance subsidiary as defined by state regulatory bodies and insurance rating agencies. Raising additional permanent capital, while difficult in the current environment in which we operate, would stabilize our ratio of premium to capital and provide a more solid base for the future growth of our insurance subsidiary. As an alternative to raising additional permanent capital, quota-share reinsurance, if available, or other additional reinsurance on an interim basis would have the effect of reducing the ratio of premiums to capital and could be used to satisfy state regulatory requirements.

     State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 2003, without regulatory approval, is approximately $2.7 million. ACIC has never paid a dividend to us, and we intend to retain capital in the insurance subsidiary. We cannot predict at this time what effect, if any, changes resulting from the revision to our statutory surplus, leverage and other financial ratios may have on our regulators or rating agencies.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At March 31, 2003, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the first quarter of 2003 did not have any impact on our financial position, results of operations or cash flows. We are currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on our financial position, results of operations and cash flows.

Forward Looking Statements

Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to retain renewing policies and write new business with a B (Fair) rating from A.M. Best; (ii) our ability to maintain pricing or continue to increase pricing in the markets in which we remain; (iii) the ability of our reinsurers to honor their obligations to us; (iv) our ability to accurately predict claim development; (v) our ability to manage both our existing claims and new claims in an effective manner; (vi) our experience with claims frequency and severity; (vii) competition and the regulatory environment in which we operate; (viii) general economic and business conditions; (ix) our ability to obtain and retain reinsurance at a reasonable cost; (x) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xi) interest rate changes; and (xii) other factors as noted in our other filings with the SEC. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our future performance.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to Disclosures about Market Risk is contained in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” under Item 2 of this Report on Form 10-Q and is incorporated herein by reference.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Report on Form 10-Q.

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

On April 1, 2003, the Company filed a Current Report on Form 8-K dated April 1, 2003 that on April 1, 2003, A.M. Best Co. (Best) increased the financial strength rating of American Compensation Insurance Company (ACIC), a subsidiary of RTW, Inc., to B from B-.

On April 23, 2003, the Company filed a Current Report on Form 8-K dated April 23, 2003 pursuant to Item 12 of Form 8-K, Disclosure of Results of Operations and Financial Condition, under which RTW, Inc. furnished a press release, issued on April 23, 2003, disclosing material non-public information regarding its results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: May 12, 2003	By	/s/ J. Alexander Fjelstad

J. Alexander Fjelstad President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2003	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, J. Alexander Fjelstad, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RTW, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By	/s/ J. Alexander Fjelstad

J. Alexander Fjelstad President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jeffrey B. Murphy, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RTW, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net Income Per Share	27

99.1	Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002	28