Form 10-Q
period 2003-06-30
RTW INC /MN/
filed 2003-08-14
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________.

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

Yes  [   ]  No  [X]

At August 1, 2003, approximately 5,120,000 shares of Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments at fair value, amortized cost of $99,560 and $77,994	$104,528	$81,410
Cash and cash equivalents	13,307	36,288
Accrued investment income	869	695
Premiums receivable, less allowance of $420 and $220	3,826	3,537
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	79,551	91,822
On paid claim and claim settlement expenses	1,035	2,109
Deferred policy acquisition costs	843	736
Furniture and equipment, net	1,435	1,619
Other assets	4,401	5,618

Total assets	$209,795	$223,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$163,485	$181,262
Unearned premiums	8,302	7,130
Accrued expenses and other liabilities	5,472	4,382
Note payable	500	1,250

Total liabilities	177,759	194,024
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,120,000 shares at June 30, 2003 and 5,115,000 at December 31, 2002	20,633	20,619
Retained earnings	8,174	6,971
Accumulated other comprehensive income	3,229	2,220

Total shareholders’ equity	32,036	29,810

Total liabilities and shareholders’ equity	$209,795	$223,834

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues:
Gross premiums earned	$12,566	$14,367	$25,588	$32,210
Premiums ceded	(1,721)	14	(3,621)	(864)

Premiums earned	10,845	14,381	21,967	31,346
Investment income	1,167	1,403	2,409	2,826
Net realized investment (losses) gains	—	(12)	—	1,439
Other income	28	—	56	—

Total revenues	12,040	15,772	24,432	35,611

Expenses:
Claim and claim settlement expenses	5,704	11,330	13,898	23,011
Policy acquisition costs	2,765	1,608	3,800	3,794
General and administrative expenses	2,656	2,413	4,942	5,643

Total expenses	11,125	15,351	22,640	32,448

Income from operations	915	421	1,792	3,163

Interest expense	13	45	30	99

Income before income taxes	902	376	1,762	3,064

Income tax expense	263	168	559	197

Net income	$639	$208	$1,203	$2,867

Net income per share:
Basic income per share	$0.12	$0.04	$0.23	$0.56

Diluted income per share	$0.12	$0.04	$0.23	$0.55

Weighted average shares outstanding:
Basic shares outstanding	5,128,000	5,153,000	5,121,000	5,153,000

Diluted shares outstanding	5,310,000	5,187,000	5,221,000	5,169,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$1,203	$2,867
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized investment gains	—	(1,439)
Depreciation and amortization	624	480
Changes in assets and liabilities:
Deposit recoverable	—	(9,151)
Amounts due from reinsurers	13,345	7,846
Unpaid claim and claim settlement expenses	(17,777)	(9,231)
Unearned premiums, net of premiums receivable	883	1,972
Other, net	1,479	(2,037)

Net cash used in operating activities	(243)	(8,693)
Cash flows from investing activities:
Proceeds from sales of securities	10,994	57,588
Purchases of securities	(32,902)	(46,393)
Purchases of furniture and equipment	(94)	(55)

Net cash (used in) provided by investing activities	(22,002)	11,140
Cash flows from financing activities:
Payments on note payable	(750)	(1,500)
Proceeds from issuance of common stock under ESPP	51	10
Stock repurchases	(37)	—

Net cash used in financing activities	(736)	(1,490)

Net (decrease) increase in cash and cash equivalents	(22,981)	957
Cash and cash equivalents at beginning of year	36,288	3,425

Cash and cash equivalents at end of period	$13,307	$4,382

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$23	$47

Income taxes	$(1)	$243

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
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

NOTE B – STOCK OPTIONS AND STOCK BASED BENEFIT PLANS

We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model.

     Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under our Employee Stock Purchase Plan based on the fair value method described in SFAS No. 123, our net income and basic and dilutive net income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income:
As reported	$639	$208	$1,203	$2,867
Pro forma	583	155	1,036	2,766

Basic net income per share:
As reported	0.12	0.04	0.23	0.56
Pro forma	0.11	0.03	0.20	0.54

Diluted net income per share:
As reported	0.12	0.04	0.23	0.55
Pro forma	0.11	0.03	0.20	0.54

NOTE C – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income totaled $734,000 and $1.4 million for the second quarters of 2003 and 2002, respectively. Accumulated other comprehensive income totaled $1.0 million for the six months ended June 30, 2003 and accumulated other comprehensive loss totaled $129,000 for the six months ended June 30, 2002. The difference between net income and accumulated other comprehensive income (loss) is the result of unrealized gains (losses) that arise during the period on our investments.

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

     During the first six months of 2003, we operated primarily in Minnesota, Michigan and Colorado. In the fourth quarter of 2001, we closed our regional offices in Missouri (which served Missouri, Illinois and Kansas) and New England (which served Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). Collectively, these offices had premiums in force totaling $1.4 million at December 31, 2002. We completed running off this business in February 2003.

     On April 1, 2003, our A.M. Best financial rating was upgraded to B from a B- as a result of: (i) our improved operations in 2002, and (ii) the increase in statutory surplus in 2002 to $26.8 million at December 31, 2002 from $19.5 million at December 31, 2001. Certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation insurance, is underwritten by a carrier with an unsecure rating (B rating or less). Additionally, certain independent agents may continue to be unwilling to sell our insurance with an unsecure rating. As a result, we believe that our current rating from A.M. Best may continue to make it difficult to provide our products to certain employers.

     Additional information about RTW is available on our website, www.rtwi.com.

Significant Accounting Policies

Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” included in our consolidated financial statements and notes thereto at December 31, 2002. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and reinsurance recoverables; (iii) policy acquisition costs; and (iv) investments. These accounting policies are further discussed in detail within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Summary

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at June 30, 2003 and December 31, 2002 and the three and six-month periods ended June 30, 2003 and 2002.

     The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Gross premiums earned	$12,566	$14,367	$25,588	$32,210
Premiums earned	10,845	14,381	21,967	31,346
Total revenues	12,040	15,772	24,432	35,611
Claim and claim settlement expenses	5,704	11,330	13,898	23,011
Net income	639	208	1,203	2,867
Diluted income per share	0.12	0.04	0.23	0.55

     We reported net income of $639,000 in the second quarter of 2003 compared to net income of $208,000 in the second quarter of 2002 and reported a net income of $1.2 million for the six months ended June 30, 2003 compared to $2.9 million for the same period in 2002. Diluted net income per share was $0.12 in the second quarter of 2003 and $0.23 for the six months ended June 30, 2003 compared to $0.04 for the second quarter of 2002 and $0.55 for the six months ended June 30, 2002. The primary factors affecting our 2003 operating results included the following:

•	Our gross premiums earned decreased to $12.6 million in the second quarter of 2003 from $14.4 million in the second quarter of 2002 and decreased to $25.6 million for the six months ended June 30, 2003 from $32.2 million for the same period in 2002 due primarily to a decrease in premiums in force resulting from closing our Missouri and New England regions and non-renewing insurance for Professional Employer Organizations (PEO’s) in Michigan. See further discussion under “Gross Premiums Earned”;

•	Premiums earned decreased to $10.8 million in the second quarter of 2003 from $14.4 million in the second quarter of 2002 and decreased to $22.0 million for the six months ended June 30, 2003 from $31.3 million for the same period in 2002. Premiums earned for the three and six-month periods ended June 30, 2003 reflect: (i) the decrease in premiums in force from the comparable 2002 periods as a result of the 2002 run-off of policies from our of our New England operations and from our actions in removing unprofitable accounts; (ii) an increase in premiums ceded as our cost of excess of loss reinsurance increased significantly in 2003, and (iii) additional ceded premiums as we lowered our retention to $200,000 to reduce volatility in our results;

•	In addition to the factors affecting premiums earned, total revenues also declined as no net realized investment gains or losses were realized in the first six months of 2003 as compared to $1.4 million in net realized gains in the first six months of 2002; and

•	Claim and claim settlement expenses decreased significantly to $5.7 million in the second quarter of 2003 from $11.3 million in the second quarter of 2002 and decreased to $13.9 million for the six months ended June 30, 2003 from $23.0 million for the same period in 2002. The first quarter 2003 results include a $300,000 reduction in projected claim and claim settlement expenses resulting from favorable development of claims for 2002 and prior accident years. In the second quarter of 2003, we further reduced our claim and claim settlement expenses by $2.4 million as a result of additional favorable development. The 2002 results included a one-time $3.0 million reduction in claim and claim settlement expenses resulting from reducing the accrual for the Minnesota Special Compensation Fund (SCF) recorded in the first quarter of 2002. The SCF accrual decrease resulted from legislative changes in Minnesota in March 2002. See further discussion under “Claim and Claim Settlement Expenses.”

     We expect 2003 premiums in force to increase from levels reported at June 30, 2003. Premiums in force increased to $55.3 million on July 1, 2003 as a result of new policies written on July 1, 2003 and increased retention on renewal policies. We will also attempt to continue to increase premium rates in 2003; however, we expect that these rate increases, if any, will be significantly lower than experienced in 2002. We will focus on increasing profitability in all our remaining regional markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     In the following pages, we take a look at the operating results for the three and six-month periods ended June 30, 2003 and 2002 for items in our Consolidated Statements of Income and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include premiums earned, investment income and net realized investment gains (losses).

     The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Gross premiums earned	$12,566	$14,367	$25,588	$32,210
Premiums ceded	(1,721)	14	(3,621)	(864)

Premiums earned	10,845	14,381	21,967	31,346
Investment income	1,167	1,403	2,409	2,826
Net realized investment (losses) gains	—	(12)	—	1,439
Other income	28	—	56	—

Total revenues	$12,040	$15,772	$24,432	$35,611

	June 30,
			December 31,
	2003	2002	2002

Premiums in force, by regional office location:
Minnesota	$26,800	$20,900	$23,000
Michigan	12,400	18,100	18,000
Colorado	11,100	11,000	11,800
New England	—	4,900	700
Missouri	—	4,200	700

Total premiums in force:	$50,300	$59,100	$54,200

Premiums In Force and Gross Premiums Earned: Premiums on workers’ compensation insurance policies are our largest source of revenue. Premiums earned are the gross premiums earned by us on in force workers’ compensation policies, net of the effects of ceded premiums under reinsurance agreements.

     The premium we charge a policyholder is a function of the policyholders’ payroll, industry and prior workers’ compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis matching billing to the policyholder and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit policyholder payrolls for the policy period and adjust the estimated payroll to its actual value. The result is a “final audit” adjustment recorded to premiums earned when the adjustment becomes known. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

     Our premiums in force decreased $8.8 million or 14.9% to $50.3 million at June 30, 2003 from $59.1 million at June 30, 2002 and decreased $3.9 million or 7.2% from $54.2 million at December 31, 2002. A significant portion of the decrease in premiums in force since June 30, 2002 resulted from the runoff of business in our New England ($4.9 million) and Missouri ($4.2 million) regions. The remaining decrease occurred primarily in Michigan, decreasing $5.6 million since June 30, 2002, resulting largely from non-renewing PEO policies. These decreases were partially offset by a $3.8 million increase in premiums in force in our Minnesota region since December 31, 2002, also increasing $5.9 million since June 30, 2003. In 2002, we focused on reducing premiums in force in order to bring our premium to surplus ratios in line with our expectations and our business strategies.

     Our gross premiums earned decreased 12.5% to $12.6 million in the second quarter of 2003 from $14.4 million in the second quarter of 2002 and decreased 20.6% to $25.6 million for the six months ended June 30, 2003 from $32.2 million for the same period in 2002 due primarily to the 14.9% decrease in premiums in force since June 30, 2002. Final audit premiums increased gross premiums earned by $119,000 and $247,000 for the three and six-month periods ending June 30, 2003, respectively. In contrast, final audit premiums decreased gross premiums earned by $1.5 million and $1.3 million for the three and six-month periods ended June 30, 2002, respectively.

Renewal premium rates decreased 3.4% in the second quarter 2003 and 1.4% for the six months ended June 30, 2003 compared to renewal premium rate increases of 4.3% in the second quarter of 2002 and 9.0% for the entire year of 2002. We filed our rates at the high end of the market in each region in which we operated in 2002, leaving little room to further increase rates in 2003.

Premiums Ceded: Reinsurance agreements allow us to share certain risks with other insurance companies. We purchase reinsurance to protect us from potential losses in excess of the level we are willing to accept. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves. We are not aware of any developments with respect to our reinsurers that would result in our current reinsurance balances becoming uncollectible.

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. We are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We currently cede Minnesota claims in excess of $360,000 per occurrence to the WCRA; in 2002 and 2001, we ceded Minnesota claims in excess of $350,000 and $330,000, respectively. In 2003, in our non-Minnesota states, our per-incident exposure is $360,000, is capped at $20.0 million and excludes claims resulting from acts of terrorism; and from 1999 through 2002, we maintained non-Minnesota excess of loss coverage with a $300,000 per incident exposure. This coverage was to statutory limits through 2001 and was capped at $20.0 million in 2002. We purchased this non-Minnesota coverage from a single reinsurer. We further decreased our retention to $200,000 per-incident in all our regions (including Minnesota) in 2003 by purchasing increased excess of loss reinsurance in order to further reduce volatility in our results. This insurance covers claims from $200,000 to $360,000 in all states. The non-Minnesota coverage in 2003 and the $200,000 per incident excess of loss reinsurance were purchased from three reinsurers.

     Premiums ceded to reinsurers were $1.7 million in the second quarter of 2003 compared to a $14,000 benefit in the second quarter of 2002 and were $3.6 million for the six months ended June 30, 2003 compared to $864,000 for the same period in 2002. As a percent of gross premiums earned, premiums ceded increased to 14.2% for the six months ended June 30, 2003 compared to 2.7% for the same period in 2002. This increase is the result of three factors: (i) our cost for excess of loss reinsurance coverage in our non-Minnesota regions increased substantially for 2003 while our Minnesota cost decreased only slightly; (ii) we decreased our retention to $200,000 in all our regions in 2003 by purchasing increased excess of loss coverage in order to further reduce volatility in our results, and (iii) the second quarter 2002 results include a $670,000 reduction in excess of loss premiums ceded resulting from a change in estimated reinsurance cost for the WCRA; no such reduction was recorded in 2003.

     Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2003 includes the following factors:

•	We expect premium rates to be relatively flat on new and renewing policies for the remainder of 2003. Premium rate increases realized in 2002 will continue to favorably affect profitability on each account in 2003 as we earn more premium on those policies. We expect to further improve our agency relationships throughout 2003 resulting in new business increases primarily in our Minnesota and Michigan regions. Overall, we expect premiums in force to increase steadily from the level at the end of the second quarter of 2003 for the remainder of the year;

•	Our 2002 gross premiums earned included $7.9 million in premiums earned from our Missouri and Massachusetts regions that were in runoff in 2002. Premiums earned in these regions are expected to be less than $100,000 in 2003. Additionally, we expect our average premiums in force to decrease significantly in 2003 compared to 2002. Overall, we expect gross premiums earned to decrease significantly in 2003; and

•	We expect that premiums ceded under excess of loss policies will increase as a percent of gross premiums earned when compared to the results attained for 2002 as a result of: (i) our cost for excess of loss reinsurance coverage in our non-Minnesota regions increased substantially in 2003 while our Minnesota cost decreased only slightly, and (ii) we decreased our retention to $200,000 in all our regions in 2003 by purchasing increased excess of loss coverage in order to further reduce volatility in our results.

Investment Income and Net Realized Investment (Losses) Gains: Our investment income includes earnings on our investment portfolio and, in 2002, interest on our deposit receivable. Our net realized investment (losses) gains, displayed separately on our accompanying Consolidated Statements of Income, include (losses) gains from sales of securities. In February 2002, we sold certain securities within the portfolio and realized investment gains totaling $1.5 million. Further recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns. We currently invest entirely in U.S. domiciled investment-grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk, changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

     Investment income decreased to $1.2 million in the second quarter of 2003 from $1.4 million in the second quarter of 2002 and decreased to $2.4 million for the six months ended June 30, 2003 from $2.8 million for the same period in 2002 despite the fact our investment portfolio increased to $104.5 million at June 30, 2003 from $79.0 million at June 30, 2002. The decrease is mainly due to a decrease in our investment yield to 4.6% at June 30, 2003 from 5.7% at June 30, 2002. Our investment portfolio increased due to an increase in funds available for investment as a result of receiving $28.8 million in cash in December 2002 from terminating a contract with St. Paul Re. This increase was offset by decreases in net cash provided by operating activities, resulting primarily from: (i) reduced premiums in force and premiums written; (ii) timing differences between paying premiums ceded and recovering paid claim and claim settlement expenses; (iii) the receipt of premiums and the payment of claim and claim settlement expenses; and (iv) net cash provided by lower investment income. The investment yields realized in future periods will be affected by yields attained on new investments. Investment income for 2002 includes $274,000 and $565,000 of interest income on our deposit receivable recorded for the three and six-month periods ending June 30, 2002, respectively; there was no such interest income in 2003 due to terminating the St. Paul Re contract in December 2002.

     We recognized net realized investment gains totaling $1.4 million in the first six months of 2002: (i) $1.1 million resulting from the sales of select securities within the portfolio, and (ii) $300,000 from the sale of an investment we had previously written down by $500,000 in 2000. No net realized investment gains were recognized in the first six months of 2003.

Investment Income and Net Realized Investment (Losses) Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2003 will be affected by the following:

•	We earned $736,000 in interest on our deposit receivable in 2002, $565,000 of which was earned through June 30, 2002. There will be no interest earned on the deposit in 2003 due to our terminating the St. Paul Re contract;

•	Funds from our operating cash flows and investment cash flows have historically provided growth in our investment portfolio; however, these net cash flows decreased significantly in recent years as we focused on closing old claims, by paying earlier to close those claims. Combined with decreased premiums in force, we have used cash and decreased funds in our investment portfolio. Cash flows for the remainder of 2003 may be adversely affected by: (i) premiums ceded net of reinsurance reimbursements under our excess of loss treaties, and (ii) decreases in cash flows resulting from claim payments on claims from 2003 and prior years exceeding cash flows from our premiums as we reduce our premiums in force and premiums earned in 2003;

•	We expect that the book yield will continue to decrease slightly during 2003 as we continue to receive early pay downs on mortgage-backed securities held in our portfolio;

•	Recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio risks and returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

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

     Claim and claim settlement expenses decreased to $5.7 million in the second quarter of 2003 from $11.3 million in the second quarter of 2002 and to $13.9 million for the six months ended June 30, 2003 from $23.0 million for the same period in 2002. As a percent of gross premiums earned, claim and claim settlement expenses decreased to 45.5% for the second quarter of 2003 from 78.9% for the second quarter of 2002 and to 54.3% for the six months ended June 30, 2003 from 71.4% for the same period in 2002. These changes are due to the following:

•	Claim and claim settlement expenses decreased in total due to the overall decrease in premiums in force and decreased as a percent of gross premiums earned as premium rate increases realized in 2002 flow through 2003 premiums earned;

•	We recorded a $2.4 million decrease in claim and claim settlement expenses in the second quarter of 2003 as well as a $300,000 decrease in the first quarter of 2003 to reflect favorable claim development for 2002 and prior accident years. The 2002 results included a one-time $3.0 million reduction in claim and claim settlement expenses resulting from reducing the accrual for the Minnesota Special Compensation Fund (SCF). The SCF accrual decrease resulted from legislative changes in Minnesota in March 2002; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2003 as compared to accident year 2002 resulting from inflationary pressures.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in future periods in our policy holder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases in premium rates, if any, will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premiums earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

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

     The following table summarizes policy acquisition costs (000’s):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Commission expense	$901	$911	$1,846	$2,098
Premium tax expense	264	284	394	463
Other policy acquisition costs	1,944	413	2,279	1,233

Direct policy acquisition costs	3,109	1,608	4,519	3,794
Ceding commissions on excess of loss reinsurance	(344)	—	(719)	—

Total policy acquisition costs	$2,765	$1,608	$3,800	$3,794

     Under our 2003 $360,000 to $1.0 million non-Minnesota excess of loss reinsurance coverage as well as our 2003 $200,000 to $360,000 lower layer excess of loss coverage in all our regions, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaling $344,000 and $719,000 in the three and six-month periods ending June 30, 2003, respectively, have reduced our policy acquisition costs. No such ceding commissions existed in 2002. Excluding the effect of ceding commissions, policy acquisition costs increased significantly to $3.1 million in the second quarter of 2003 from $1.6 million in the second quarter of 2002 and increased to $4.5 million for the six months ended June 30, 2003 from $3.8 million for the same period in 2002. As a percent of gross premiums earned, direct policy acquisition costs increased significantly to 24.7% in the second quarter of 2003 from 11.2% in the second quarter of 2002 and increased to 17.7% for the six months ended June 30, 2003 from 11.8% for the same period in 2002. The increase through June 30, 2003 reflects the following:

•	We recorded a $1.3 million increase in other policy acquisition costs in the second quarter of 2003 reflecting a reallocation of 2002 mandatory reinsurance pools expenses; no such reallocation was done in the second quarter of 2002;

•	Gross premiums earned decreased significantly in the three and six-month periods ending June 30, 2003 compared to the same periods in 2002 resulting in corresponding decreases in policy acquisition costs;

•	Commission expense increased to 7.2% of gross premiums earned for the three and six-month periods ending June 30, 2003 from 6.3% and 6.5% for the same periods in 2002, respectively. Commissions in the first quarter of 2002 include a $113,000 decrease due to prior year accrual adjustments; no such adjustments were recorded in the first quarter of 2003. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense increased slightly to 2.1% of gross premiums earned for the second quarter of 2003 from 2.0% in the second quarter of 2002 and to 1.5% for the six months ended June 30, 2003 from 1.4% for the same period in 2002; and

•	Other policy acquisition costs, excluding the mandatory pool reallocation discussed above, increased to 5.4% of gross premiums earned in the second quarter of 2003 compared to 2.3% in the second quarter of 2002 and increased to 4.0% for the six months ended June 30, 2003 from 3.8% for the same period in 2002. The increase in other policy acquisition costs in 2003 is primarily the result of pool reimbursements that were received in 2002, but not 2003, offset by decreases in second injury fund accruals in 2003 as compared to 2002.

Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2003 will remain relatively flat as a percent of gross premiums earned compared to 2002 after adjusting for the reallocation of reinsurance pool expenses.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses increased to $2.7 million in the second quarter of 2003 from $2.4 million in the second quarter of 2002, but decreased to $4.9 million for the six months ended June 30, 2003 from $5.6 million for the same period in 2002. As a percent of gross premiums earned, general and administrative expenses increased to 21.1% in the second quarter of 2003 from 16.8% in the second quarter of 2002 and to 19.3% for the six months ended June 30, 2003 from 17.5% for the same period in 2002. The increased percent in the second quarter of 2003 is due to our recording bonus accruals totaling $300,000 and recording a $202,000 write-off of premiums receivable related primarily to our non-renewed PEO business in Michigan. While general and administrative expenses are expected to decrease in 2003 when compared to 2002 general and administrative expenses, as a percentage of gross premiums earned, are expected to increase as: (i) we will earn less premium in 2003 and will have less premium to cover our relatively fixed costs. General and administrative expenses included $691,000 in costs related to deposit accounting for the St. Paul Re contract in the first quarter of 2002. No such costs existed in the first quarter of 2003. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	We have historically managed personnel and other operating costs and expenses to keep operating expenses in line with revenues. All expenses will continue to be aggressively managed and reduced where appropriate;

•	We do not expect to open additional state offices in 2003; and

•	We reduced and renegotiated our Corporate and Minnesota office space in 2002 and expect that related office expenses will decrease in 2003.

Interest Expense: We incurred interest charges on our Term Loan in the first six months of 2003 and 2002.

     The Term Loan accrues interest, payable quarterly. We may elect to pay an adjusted LIBOR or bank reference rate on the Term Loan. We paid interest rates ranging 4.03% to 4.66% on the outstanding balance of our Term Loan in the first half of 2003 compared to rates ranging from 4.63% to 4.74% in the first half of 2002. Interest expense decreased to $13,000 in the second quarter of 2003 from $45,000 in the second quarter of 2002 and to $30,000 for the first half of 2003 from $99,000 for the first half of 2002 as a result of $750,000 in principal payments in the first two quarters of 2003 and $3.3 million in principal payments in 2002.

Interest Expense Outlook: Interest expense is expected to decrease for the remainder of 2003 as a result of the $750,000 in principal payments made in the first half of 2003. Total interest expense is expected to decrease to approximately $48,000 in 2003 from $163,000 in 2002 as a result of principal reductions in 2003 and 2002.

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

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As a result of this analysis, we established a $14.5 million valuation allowance (allowance) against deferred tax assets at December 31, 2001 resulting in a corresponding increase in income tax expense. This allowance decreased by $7.9 million to $6.6 million at December 31, 2002 as a result of the income we earned in 2002 and federal tax refunds totaling $3.8 million resulting from a change in Federal tax law. In the first quarter of 2002, we decreased the allowance by $1.0 million as a result of the income we earned in that quarter. No change in the allowance has been recorded in 2003. We expect any remaining deferred tax assets, net of the allowance, at June 30, 2003, to be realized as a result of the future income and the reversal of existing taxable temporary differences.

     Income tax expense for the second quarter of 2003 was $263,000 compared to $168,000 for the same period in 2002. Income tax expense for the six months ended June 30, 2002 totaled $197,000 and included a $1.0 million benefit from reducing the valuation allowance recorded at December 31, 2001. After excluding the effects of the benefit, income tax expense was $559,000 in the first six months of 2003 or 31.7% of the income before taxes compared to $1.2 million or 39.1 % of the income before taxes for the same period in 2002. The income tax expense percentages in the first six months of 2003 and 2002 have been affected by: (i) changes in the allowance; (ii) our income from operations, and (iii) changes in taxable net income from the insurance organization (ACIC) which is subject to only federal income taxes.

Income Tax Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2003, and (ii) changes in our analysis of the income tax valuation allowance recorded during 2003. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at June 30, 2003 included only U.S. government securities (61.2%), mortgage-backed securities (37.8%) and asset-backed securities (1.0%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In February 2002, we sold select securities within the portfolio and realized investment gains totaling $1.5 million. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA at June 30, 2003 and December 31, 2002. We do not invest in derivative securities.

     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Prior to 1999, we generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2002 and 2001 as we focused on closing old claims by paying earlier to close those claims. Combined with decreasing premiums during that time, our cash flows from differences in timing have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly reinsurance premiums under that agreement. We expect that reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement (that commenced on July 1, 1998 and was in run-off mode in 2001) will offset similar payments to claimants for those years for the remainder of 2003. In December 2002, we received $28.8 million as a result of terminating a contract with St. Paul Re. This amount was included in cash at December 31, 2002 and subsequently invested in January 2003. Our investment portfolio increased $25.6 million to $104.6 million at June 30, 2003 from $79.0 million at June 30, 2002, as a result of these factors. We expect that cash flows will be subject to the following for the remainder of 2003: (i) cash decreases as we pay claims for 2003 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2003 premiums in force and premiums earned decreased through June 30, 2003, and (ii) net outflows from amounts paid under our increased excess of loss reinsurance coverage offset by reimbursements under that contract for claims paid for the remainder of 2003.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. In 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. This security was later sold in January 2002 at which time proceeds exceeded the adjusted cost basis resulting in a net realized gain of $300,000. Prevailing market interest rates decreased from levels at June 30, 2002 through the first half of 2003 resulting in a $5.0 million unrealized gain on investments at June 30, 2003 compared to a $1.1 million unrealized gain at June 30, 2002.

Unpaid Claim and Claim Settlement Expenses

At June 30, 2003, the liability for unpaid claim and claim settlement expenses totaled $163.5 million, and reinsurance recoverables on unpaid claim and claim settlement expenses totaled $79.6 million, resulting in net reserves totaling $83.9 million. The net reserve at June 30, 2002 totaled $92.1 million and included the liability for unpaid claim and claim settlement expenses totaling $172.1 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $80.0 million.

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

     Both internal and independent external actuaries review net reserves for adequacy on a periodic basis. These reviews assume that past experience, adjusted for the effects of current events and anticipated trends, is an appropriate basis for predicting future events. When reviewing net reserves, actuaries analyze historical data and estimate the effect of various factors on estimated ultimate reserves including: (i) trends in general economic conditions, including the effects of inflation; (ii) estimates of trends in claims frequency and severity; (iii) our and industry historical loss experience; and (iv) legislative enactments, legal developments and changes in social and political attitudes. Variables in the reserve estimation process can be affected by both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. There is no precise method for subsequently evaluating the effect of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. Additionally, there may be significant reporting lags between the occurrence of the loss and the time it is actually reported to the insurer. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and, accordingly, we supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry.

     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2003 and 2002 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of June 30, 2003. Our reserve estimates are most sensitive to changes in the assumption about inflation for the 2003, 2002 and 2001 accident years. Each one percent (1%) increase or decrease in the inflation rate for each of these accident years would increase or decrease our loss reserve estimates at December 31, 2002 and 2001 by approximately $348,000 and $290,000, respectively. Information about the 2003 accident year is still very immature and any estimate of a one percent (1%) change would be premature.

     Our independent actuary provides management with an opinion regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. We focus in our decision process on improving our financial strength ratings and expect to remain a market for workers’ compensation insurance in all market conditions. At December 31, 2002, we established recorded reserves in the upper half of the actuary’s range. We continue believe that our reserves remain in that range. The ultimate actual liability may be higher or lower than reserves established.

     Our reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at rates ranging from 3.5% to 8.0% in 2003 and 2002. The discount rates in 2003 and 2002 are subject to change as market interest rates change. We use the same rates for Generally Accepted Accounting Principles as we do for Statutory Accounting practices in determining our liability. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at June 30, 2003 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

     Income for the six months ended June 30, 2003 includes a $2.4 million reduction of projected claim and claim settlement expenses in the second quarter and a $300,000 reduction in the first quarter of 2003 resulting from favorable development of claims for 2002 and prior accident years. The 2002 results included a one-time $3.0 million reduction in claim and claim settlement expenses resulting from reducing the accrual for the Minnesota Special Compensation Fund (SCF) recorded in the first quarter of 2002. The SCF accrual decrease resulted from legislative changes in Minnesota in March 2002.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

     Our primary sources of cash from operations are premiums collected and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; (vi) income taxes; and (vii) debt service or principal repayment on our Term Loan. Prior to 1999, we generated positive net cash from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. As we lowered our reinsurance retention levels to $25,000 beginning in mid-1998 through runoff in 2001, we decreased our current period cash flows as a result of “pre-funding” quarterly premiums under that agreement. In 2002 and the first half of 2003, the reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement offset similar payments to claimants for those years. This trend will continue through the remainder of 2003. We further expect that cash and investments will decrease for the remainder of 2003 as we pay claims for 2002 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2003 premiums in force and premiums earned decreased through June 30, 2003. Available cash is either invested in short-term cash and cash equivalents or longer term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash and a money market fund that invest primarily in short-term government securities.

     Cash used in operating activities for the six months ended June 30, 2003 was $243,000. This is primarily a result of net income of $1.2 million, an increase of $883,000 in unearned premiums, net of premiums receivable, a decrease of $13.3 million in amounts due from reinsurers, an increase of $1.5 million in accrued expenses and other liabilities and depreciation and amortization expense of $624,000 offset by a decrease of $17.8 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims. Net cash used in investing activities was $22.0 million due to $11.0 million in proceeds from sales of securities offset by $32.9 million in purchases of securities and $94,000 in fixed asset purchases. Net cash used in financing activities was $736,000 due primarily to principal payments on our note payable in the first six months of 2003.

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

     State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year, or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 2003, without regulatory approval, is approximately $2.7 million. ACIC has never paid a dividend to RTW, and we intend to retain capital in the insurance subsidiary.

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

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $4.9 million.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At June 30, 2003, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the first quarter of 2003 did not have any impact on our financial position, results of operations or cash flows. We are currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on our financial position, results of operations and cash flows.

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

ITEM 4: CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, J. Alexander Fjelstad, and Chief Financial Officer, Jeffrey B. Murphy, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)  Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits

Exhibit 11 -	STATEMENT REGARDING COMPUTATION OF BASIC AND DILUTED NET INCOME PER SHARE

Exhibit 31.1 -	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2 -	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32 -	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)	Listing of Reports on Form 8-K

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

The Company filed a Current Report on Form 8-K dated June 20, 2003 pursuant to Item 5 of Form 8-K, Other Events, under which it provided a supplement to the disclosures contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in its 2002 Annual Report on Form 10-K regarding the loss reserve development of gross reserves established for claim and claim settlement expenses at the end of the last ten years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: August 12, 2003	By	/s/ J. Alexander Fjelstad

J. Alexander Fjelstad
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2003	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net Income Per Share	24

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27