Form 10-Q
period 2003-09-30
RTW INC /MN/
filed 2003-11-12
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2003

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

Yes [  ]  No [X]

At November 1, 2003, approximately 5,122,000 shares of Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments at fair value, amortized cost of $85,370 and $77,994	$87,713	$81,410
Cash and cash equivalents	30,342	36,288
Accrued investment income	740	695
Premiums receivable, less allowance of $371 and $220	3,967	3,537
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	73,245	91,822
On paid claim and claim settlement expenses	735	2,109
Deferred policy acquisition costs	1,001	736
Furniture and equipment, net	1,356	1,619
Other assets	3,208	5,618

Total assets	$202,307	$223,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$154,435	$181,262
Unearned premiums	9,785	7,130
Accrued expenses and other liabilities	4,624	4,382
Note payable	—	1,250

Total liabilities	168,844	194,024
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,119,000 shares at September 30, 2003 and 5,115,000 at December 31, 2002	20,633	20,619
Retained earnings	11,307	6,971
Accumulated other comprehensive income	1,523	2,220

Total shareholders’ equity	33,463	29,810

Total liabilities and shareholders’ equity	$202,307	$223,834

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues:
Gross premiums earned	$13,728	$15,668	$39,316	$47,878
Premiums ceded	(2,049)	(562)	(5,670)	(1,426)

Premiums earned	11,679	15,106	33,646	46,452
Investment income	1,067	1,227	3,476	4,053
Net realized investment gains	685	354	685	1,793
Other income	23	—	79	—

Total revenues	13,454	16,687	37,886	52,298
Expenses:
Claim and claim settlement expenses	6,421	10,255	20,319	33,266
Policy acquisition costs	1,484	1,814	5,284	5,608
General and administrative expenses	2,542	2,386	7,484	8,029

Total expenses	10,447	14,455	33,087	46,903

Income from operations	3,007	2,232	4,799	5,395
Interest expense	18	38	48	137

Income before income taxes	2,989	2,194	4,751	5,258
Income tax (benefit) expense	(144)	(1,199)	415	(1,002)

Net income	$3,133	$3,393	$4,336	$6,260

Net income per share:
Basic income per share	$0.61	$0.66	$0.85	$1.22

Diluted income per share	$0.59	$0.66	$0.83	$1.21

Weighted average shares outstanding:
Basic shares outstanding	5,120,000	5,148,000	5,112,000	5,151,000

Diluted shares outstanding	5,323,000	5,148,000	5,246,000	5,162,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$4,336	$6,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(685)	(1,793)
Depreciation and amortization	935	734
Deferred income taxes	1,200	2,000
Changes in assets and liabilities:
Deposit recoverable	—	(10,239)
Amounts due from reinsurers	19,951	15,530
Unpaid claim and claim settlement expenses	(26,827)	(13,353)
Unearned premiums, net of premiums receivable	2,225	1,977
Other, net	1,518	(3,577)

Net cash provided by (used in) operating activities	2,653	(2,461)
Cash flows from investing activities:
Proceeds from sales of securities	25,685	72,494
Purchases of securities	(32,903)	(60,132)
Purchases of furniture and equipment	(145)	(116)

Net cash (used in) provided by investing activities	(7,363)	12,246
Cash flows from financing activities:
Payments on note payable	(1,250)	(2,500)
Proceeds from issuance of common stock under ESPP	51	15
Retirement of common stock	(37)	(40)

Net cash used in financing activities	(1,236)	(2,525)

Net (decrease) increase in cash and cash equivalents	(5,946)	7,260
Cash and cash equivalents at beginning of year	36,288	3,425

Cash and cash equivalents at end of period	$30,342	$10,685

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$27	$118

Income taxes	$(1)	$(2,794)

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the consolidated balance sheet at December 31, 2002, without audit by independent certified public accountants. We derived the consolidated balance sheet at December 31, 2002 from the audited consolidated financial statements for the year ended December 31, 2002; however this report does not include all the disclosures contained therein.

     The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in our opinion, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2002 Annual Report on Form 10-K.

NOTE B – STOCK OPTIONS AND STOCK-BASED BENEFIT PLANS

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

     Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under our Employee Stock Purchase Plan based on the fair value method described in SFAS No. 123, our net income and basic and dilutive net income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
As reported	$3,133	$3,393	$4,336	$6,260
Pro forma	3,077	3,339	4,102	6,105
Basic net income per share:
As reported	0.61	0.66	0.85	1.22
Pro forma	0.60	0.65	0.80	1.19
Diluted net income per share:
As reported	0.59	0.66	0.83	1.21
Pro forma	0.58	0.65	0.78	1.18

NOTE C – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss totaled $1.7 million in the third quarter of 2003 compared to accumulated other comprehensive income of $1.5 million for the same period in 2002. Accumulated other comprehensive loss totaled $697,000 for the nine months ended September 30, 2003 and accumulated other comprehensive income totaled $1.4 million for the nine months ended September 30, 2002. The difference between net income and accumulated other comprehensive (loss) income is the result of unrealized gains (losses) that arise during the period on our investments.

NOTE D – INCOME TAXES

In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We recorded a $1.2 million benefit to income tax expense in the third quarter of 2003 resulting from reducing the allowance against our deferred income tax asset due to our analysis at September 30, 2003.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company: RTW, Inc. (RTW) and its wholly owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide workers’ compensation management services to employers. Collectively, “we,” “our” and “us” refer to these entities in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible, and (ii) the ID15® system, designed to identify, at the initial report of injury, those injured employees who are likely to become inappropriately dependent on the workers’ compensation system. We currently provide workers’ compensation management services to employers insured through our insurance subsidiary and to self-insured and other employers on a fee-for-service basis.

     During the first nine months of 2003, we operated primarily in Minnesota, Michigan and Colorado. In the fourth quarter of 2001, we closed our regional offices in Missouri (which served Missouri, Illinois and Kansas) and New England (which served Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). Collectively, these offices had premiums in force totaling $1.4 million at December 31, 2002. We completed running off this business in February 2003.

     On April 1, 2003, our A.M. Best financial rating was upgraded to B from B- as a result of: (i) our improved operations in 2002, and (ii) the increase in statutory surplus in 2002 to $26.8 million at December 31, 2002 from $19.5 million at December 31, 2001. Certain insurance carriers that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, including workers’ compensation insurance, is underwritten by a carrier with an unsecure rating (B rating or less). Additionally, certain independent agents are unwilling to sell insurance with an unsecure rating. As a result, we believe that our current A.M. Best rating may continue to make it difficult to provide our products to certain employers.

     Additional information about RTW is available on our website, www.rtwi.com.

Significant Accounting Policies

Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” included in our consolidated financial statements and notes thereto in our 2002 Annual Report on Form 10-K. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and reinsurance recoverables; (iii) policy acquisition costs; and (iv) investments. These accounting policies are further discussed in detail within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Summary

This financial summary presents our discussion and analysis of the consolidated results of operations and financial condition of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at September 30, 2003 and December 31, 2002 and the three and nine-month periods ended September 30, 2003 and 2002.

     The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gross premiums earned	$13,728	$15,668	$39,316	$47,878
Premiums earned	11,679	15,106	33,646	46,452
Total revenues	13,454	16,687	37,886	52,298
Claim and claim settlement expenses	6,421	10,255	20,319	33,266
Net income	3,133	3,393	4,336	6,260
Diluted income per share	0.59	0.66	0.83	1.21

     We reported net income of $3.1 million in the third quarter of 2003 compared to net income of $3.4 million in the third quarter of 2002 and reported net income of $4.3 million for the nine months ended September 30, 2003 compared to $6.3 million for the same period in 2002. Diluted net income per share was $0.59 in the third quarter of 2003 and $0.83 for the nine months ended September 30, 2003 compared to $0.66 for the third quarter of 2002 and $1.21 for the nine months ended September 30, 2002. The primary factors affecting our 2003 operating results included the following:

•	Our gross premiums earned decreased to $13.7 million in the third quarter of 2003 from $15.7 million in the third quarter of 2002 and decreased to $39.3 million for the nine months ended September 30, 2003 from $47.9 million for the same period in 2002 due primarily to a decrease in premiums in force from comparable periods in 2002 resulting from closing our Missouri and New England regions and non-renewing insurance for Professional Employer Organizations (PEO’s) in Michigan. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased to $11.7 million in the third quarter of 2003 from $15.1 million in the third quarter of 2002 and decreased to $33.6 million for the nine months ended September 30, 2003 from $46.5 million for the same period in 2002. Premiums earned for the three and nine-month periods ended September 30, 2003 reflect: (i) the decrease in premiums in force from the comparable 2002 periods as a result of the 2002 run-off of policies from our New England and Missouri operations and from our actions in removing unprofitable accounts; (ii) an increase in premiums ceded as our cost of excess of loss reinsurance increased significantly in 2003; and (iii) additional ceded premiums as we lowered retentions in all our regions to $200,000 to reduce volatility in our results;

•	In addition to the factors affecting premiums earned, total revenues also declined as net realized investment gains decreased to $685,000 for the nine months ended September 30, 2003 from $1.8 million for the same period in 2002; and

•	Claim and claim settlement expenses decreased significantly to $6.4 million in the third quarter of 2003 from $10.3 million in the third quarter of 2002 and decreased to $20.3 million for the nine months ended September 30, 2003 from $33.3 million for the same period in 2002. In addition to the decrease in claim and claim settlement expenses resulting from the decrease in earned premiums for both the three and nine month periods, claim and claim settlement expenses were reduced by $2.0 million in the third quarter of 2003 and reduced by $4.7 million for the nine months ended September 2003 resulting from favorable development for 2002 and prior accident years. We recorded a $1.3 million reduction in unpaid claim and claim settlement expenses in the third quarter of 2002 to reflect favorable development of 2001 and prior year reserves and a $3.0 million reduction in the accrual for the Minnesota Special Compensation Fund (SCF) to reflect a legislative change with a corresponding reduction in claim and claim settlement expenses in the first quarter of 2002. See further discussion under “Claim and Claim Settlement Expenses.”

     We expect premiums in force to increase from levels reported at September 30, 2003 for the remainder of the year. We expect premium rates to increase slightly for the remainder of 2003; however, we expect that these rate increases, if any, will be significantly lower than experienced in 2002. We will focus on increasing profitability in our markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     In the following pages, we take a look at the operating results for the three and nine-month periods ended September 30, 2003 and 2002 for items in our Consolidated Statements of Income and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include premiums earned, investment income, net realized investment gains, and other income.

     The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Gross premiums earned	$13,728	$15,668	$39,316	$47,878
Premiums ceded	(2,049)	(562)	(5,670)	(1,426)

Premiums earned	11,679	15,106	33,646	46,452
Investment income	1,067	1,227	3,476	4,053
Net realized investment gains	685	354	685	1,793
Other income	23	—	79	—

Total revenues	$13,454	$16,687	$37,886	$52,298

	September 30,
			December 31,
	2003	2002	2002

Premiums in force, by regional office location:
Minnesota	$30,900	$22,300	$23,000
Michigan	13,100	20,900	18,000
Colorado	13,400	11,800	11,800
New England	—	2,700	700
Missouri	—	2,500	700

Total premiums in force	$57,400	$60,200	$54,200

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

     Our premiums in force decreased $2.8 million or 4.7% to $57.4 million at September 30, 2003 from $60.2 million at September 30, 2002 but increased $3.2 million or 5.9% from $54.2 million at December 31, 2002. A significant portion of the decrease in premiums in force since September 30, 2002 resulted from the runoff of business in our New England ($2.7 million) and Missouri ($2.5 million) regions. The remaining decrease occurred primarily in Michigan, decreasing $7.8 million since September 30, 2002, resulting largely from non-renewed PEO policies. These decreases were offset by an $8.6 million increase in premiums in force in our Minnesota region since September 30, 2002 and a $1.6 million increase in our Colorado region since September 30, 2002. In 2002, we focused on reducing premiums in force in order to bring our premium to surplus ratios in line with our expectations and our business strategies. In 2003, we have written premiums to maintain an appropriate premium to surplus ratio, while focusing on profitable growth.

     Our gross premiums earned decreased 12.4% to $13.7 million in the third quarter of 2003 from $15.7 million in the third quarter of 2002 and decreased 17.9% to $39.3 million for the nine months ended September 30, 2003 from $47.9 million for the same period in 2002 due primarily to our focus on reducing premiums in force in 2002. Final audit premiums decreased gross premiums earned by $340,000 for the three months ended September 30, 2003 compared to $239,000 for the same period in 2002 and decreased $93,000 for the nine month period ending September 30, 2003 compared to a $1.5 million decrease for the same period in 2002.

     Renewal premium rates increased 5.0% in the third quarter of 2003, but remained flat for the nine months ended September 30, 2003 compared to renewal premium rate increases of 6.6% in the third quarter of 2002 and 9.0% for the entire year of 2002. We filed our rates at the high end of the market in each region in which we operated in 2002, leaving little room to further increase rates in 2003.

Premiums Ceded: Reinsurance agreements allow us to share certain risks with other insurance companies. We purchase reinsurance to protect us from potential losses in excess of the level we are willing to accept. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay these obligations ourselves. We are not aware of any developments with respect to any of our reinsurers that would result in our current reinsurance balances becoming uncollectible.

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. We are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). The following table summarizes our reinsurance coverages (all losses ceded on a per occurrence basis):

		Covers losses per occurrence:

		In excess of:	Limited to:

Minnesota:
2003	WCRA	$360,000	Statutory limit
	Various reinsurers	$200,000	$360,000
2002	WCRA	$350,000	Statutory limit
2001	WCRA	$330,000	Statutory limit
Non-Minnesota:
2003	Various reinsurers	$200,000	$20.0 million excluding acts of terrorism
2002	Various reinsurers	$300,000	$20.0 million
2001	Various reinsurers	$300,000	Statutory limit

     We decreased our retention in 2003 to further reduce volatility in our results.

     Premiums ceded to reinsurers were $2.0 million in the third quarter of 2003 compared to $562,000 in the third quarter of 2002 and were $5.7 million for the nine months ended September 30, 2003 compared to $1.4 million for the same period in 2002. As a percent of gross premiums earned, premiums ceded increased to 14.4% for the nine months ended September 30, 2003 compared to 3.0% for the same period in 2002. This increase is the result of three factors: (i) our cost for excess of loss reinsurance coverage in our non-Minnesota regions increased substantially for 2003 while our Minnesota cost decreased only slightly; (ii) we decreased our retention to $200,000 in all our regions in 2003 by purchasing increased excess of loss coverage in order to further reduce volatility in our results; and (iii) the third quarter 2002 results include a $350,000 reduction in excess of loss premiums ceded resulting from a change in estimated reinsurance cost for the WCRA and a $1.0 million decrease for the nine months ended September 30, 2002; no such reductions were recorded in 2003.

Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2003 includes the following factors:

•	We expect premium rates on renewing policies to increase slightly for the remainder of 2003. Premium rate increases realized in 2002 will continue to favorably affect profitability in the fourth quarter of 2003 as we earn more premiums on those policies. We expect premiums in force to increase slightly for the remainder of 2003;

•	Gross earned premiums will increase in the fourth quarter of 2003 from the third quarter of 2003 due to an expected increase in premiums in force in the fourth quarter of 2003. Gross earned premiums for 2003 will decrease significantly when compared to 2002 as we focused on decreasing our premiums to align premiums to surplus in 2002; also 2002 gross premiums earned included $7.9 million in premiums earned from our Missouri and Massachusetts regions that were in runoff in 2002; and

•	We expect that premiums ceded under excess of loss policies will increase as a percent of gross premiums earned when compared to the results attained for 2002 as a result of: (i) our cost for excess of loss reinsurance coverage in our non-Minnesota regions increased substantially in 2003 while our Minnesota cost decreased only slightly, and (ii) we decreased our retention to $200,000 in all our regions in 2003 by purchasing increased excess of loss coverage in order to further reduce volatility in our results.

Investment Income and Net Realized Investment Gains: Our investment income includes earnings on our investment portfolio and, in 2002, interest on our deposit receivable. Our net realized investment gains, displayed separately on our accompanying Consolidated Statements of Income, include gains from sales of securities. In 2002, we sold certain securities within the portfolio to reduce the portfolio and reduce risk and realized investment gains totaling $1.5 million in the first quarter and $354,000 in the third quarter of that year. In September 2003, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized investment gains totaling $685,000. Further recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements, to take advantage of market conditions or as we replace securities to manage our portfolio returns. We currently invest entirely in U.S. domiciled investment-grade taxable fixed maturity investments and classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk, changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

     Investment income decreased to $1.1 million in the third quarter of 2003 from $1.2 million in the third quarter of 2002 and decreased to $3.5 million for the nine months ended September 30, 2003 from $4.1 million for the same period in 2002 despite the fact our investment portfolio increased to $87.7 million at September 30, 2003 from $80.4 million at September 30, 2002. The decrease is mainly due to a decrease in our investment yield to 4.5% at September 30, 2003 from 5.3% at September 30, 2002. Our investment portfolio increased due to an increase in funds available for investment as a result of receiving $28.8 million in cash in December 2002 from terminating a contract with St. Paul Re. This increase was offset by decreases in net cash provided by operating activities, resulting primarily from: (i) reduced premiums in force and premiums written; (ii) timing differences between paying premiums ceded and recovering paid claim and claim settlement expenses; (iii) the receipt of premiums and the payment of claim and claim settlement expenses; and (iv) net cash provided by lower investment income. The investment yields realized in future periods will be affected by yields attained on new investments. Investment income for 2002 includes $171,000 and $736,000 of interest income on our deposit receivable recorded for the three and nine-month periods ending September 30, 2002, respectively; there was no such interest income in 2003 due to terminating the St. Paul Re contract in December 2002.

     We recognized net realized investment gains totaling $685,000 in the third quarter and for the first nine months of 2003 as we sold select securities in our portfolio in September 2003. We recognized net realized investment gains totaling $354,000 in the third quarter of 2002 and $1.8 million in the nine months ended September 30, 2002 resulting from the sales of select securities within the portfolio and repositioning out of corporate securities to further reduce risk in our portfolio.

Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2003 will be affected by the following:

•	We earned $736,000 in interest on our deposit receivable in 2002, all of which was earned by September 30, 2002. There will be no interest earned on the deposit in 2003 due to terminating the St. Paul Re contract in December 2002;

•	Funds from our operating cash flows and investment cash flows provide growth in our investment portfolio. Cash flows for the remainder of 2003 will be affected by: (i) premiums ceded net of reinsurance reimbursements under our excess of loss treaties, and (ii) net cash flows resulting from claim payments on claims from 2003 and prior years offset by cash flows from our premiums;

•	We expect to continue to reduce the effective duration of our portfolio positioning into cash and generating investment gains based on effective market interest rates;

•	We expect that the book yield will continue to decrease slightly during 2003 as we continue to receive early pay downs on mortgage-backed securities held in our portfolio;

•	Recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio risks and returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

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

     Claim and claim settlement expenses are our largest expense and result in our largest liability. We establish reserves that reflect our estimates of the total claim and claim settlement expenses we will ultimately have to pay under our workers’ compensation insurance policies. These include claims that have been reported but not yet settled and claims that have been incurred but not yet reported to us. For further discussion of reserve determination, see the “Unpaid Claim and Claim Settlement Expenses” section of this Management’s Discussion and Analysis.

     Claim and claim settlement expenses decreased significantly to $6.4 million in the third quarter of 2003 from $10.3 million in the third quarter of 2002 and to $20.3 million for the nine months ended September 30, 2003 from $33.3 million for the same period in 2002. As a percent of gross premiums earned, claim and claim settlement expenses decreased to 46.8% for the third quarter of 2003 from 65.5% for the third quarter of 2002 and to 51.7% for the nine months ended September 30, 2003 from 69.5% for the same period in 2002. These changes are due to the following:

•	Claim and claim settlement expenses decreased in total due to the overall decrease in premiums in force and decreased as a percent of gross premiums earned as premium rate increases realized in 2002 and 2003 flow through 2003 premiums earned;

•	We recorded a $2.0 million decrease in claim and claim settlement expenses in the third quarter of 2003 and a $4.7 million decrease in the first nine months of 2003 to reflect favorable claim development for 2002 and prior accident years. We recorded a $1.3 million reduction in unpaid claim and claim settlement expenses in the third quarter of 2002 to reflect favorable development of 2001 and prior year reserves and a $3.0 million reduction in the accrual for the Minnesota Special Compensation Fund (SCF) to reflect a legislative change with a corresponding reduction in claim and claim settlement expenses in the first quarter of 2002;

•	Continued improvements in our ability to manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2003 as compared to accident year 2002 resulting from inflationary pressures.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases in premium rates, if any, will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premiums earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

The ultimate effect of the above factors on claim and claim settlement expenses as a percent of premiums earned for the remainder of 2003 is unknown at this time.

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

     The following table summarizes policy acquisition costs (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Commission expense	$1,012	$1,103	$2,858	$3,201
Premium tax expense	288	299	682	762
Other policy acquisition costs	562	412	2,841	1,645

Direct policy acquisition costs	1,862	1,814	6,381	5,608
Ceding commissions on excess of loss reinsurance	(378)	—	(1,097)	—

Total policy acquisition costs	$1,484	$1,814	$5,284	$5,608

     Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $378,000 and $1.1 million in the three and nine-month periods ending September 30, 2003, respectively, and reduced our policy acquisition costs. No such ceding commissions existed in 2002. Excluding the effect of ceding commissions, policy acquisition costs increased to $1.9 million in the third quarter of 2003 from $1.8 million in the third quarter of 2002 and increased to $6.4 million for the nine months ended September 30, 2003 from $5.6 million for the same period in 2002. As a percent of gross premiums earned, direct policy acquisition costs increased to 13.6% in the third quarter of 2003 from 11.6% in the third quarter of 2002 and increased to 16.2% for the nine months ended September 30, 2003 from 11.7% for the same period in 2002. The increase through September 30, 2003 reflects the following:

•	We recorded a $1.3 million increase in other policy acquisition costs in the second quarter of 2003 reflecting a reallocation of 2002 mandatory reinsurance pool expenses; we were not assessed any reallocation in 2002;

•	Gross premiums earned decreased significantly in the three and nine-month periods ending September 30, 2003 compared to the same periods in 2002 resulting in corresponding decreases in policy acquisition costs;

•	Commission expense increased to 7.4% and 7.3% of gross premiums earned for the three and nine-month periods ending September 30, 2003, respectively, from 7.0% and 6.7% for the same periods in 2002, respectively. The increased commission rates are the result of our new business growth in 2003 on which we pay higher commission rates. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense increased only slightly to 2.1% of gross premiums earned for the third quarter of 2003 from 1.9% in the third quarter of 2002 and to 1.7% for the nine months ended September 30, 2003 from 1.6% for the same period in 2002; and

•	Other policy acquisition costs, excluding the mandatory pool reallocation discussed above, increased to 3.2% of gross premiums earned in the third quarter of 2003 compared to 2.6% in the third quarter of 2002 and increased to 3.7% for the nine months ended September 30, 2003 from 3.4% for the same period in 2002. The increase in other policy acquisition costs in 2003 is primarily the result of pool reimbursements that were received in 2002, but not 2003, offset by decreases in second injury fund accruals in 2003 as compared to 2002.

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

     General and administrative expenses increased to $2.5 million in the third quarter of 2003 from $2.4 million in the third quarter of 2002, but decreased to $7.5 million for the nine months ended September 30, 2003 from $8.0 million for the same period in 2002. As a percent of gross premiums earned, general and administrative expenses increased to 18.5% in the third quarter of 2003 from 15.2% in the third quarter of 2002 and to 19.0% for the nine months ended September 30, 2003 from 16.8% for the same period in 2002. The increased percent in the third quarter of 2003 is due to our recording bonus accruals totaling $300,000 and recording a $198,000 write-off of premiums receivable related primarily to our non-renewed PEO business in Michigan. This is in addition to the $300,000 bonus accrual recorded in the second quarter of 2003 as well as a recording of a $202,000 write off of premiums receivable related to the non-renewed PEO business in Michigan. While general and administrative expenses are expected to decrease in 2003 when compared to 2002 general and administrative expenses, as a percentage of gross premiums earned, are expected to increase since we will earn less premium in 2003 and will have less premium to cover our relatively fixed costs. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	We have historically managed personnel and other operating costs and expenses to keep operating expenses in line with revenues. All expenses will continue to be aggressively managed and reduced where appropriate; and

•	We do not expect to open additional state offices for the remainder of 2003 or in 2004.

Interest Expense: We incurred interest charges on our note payable in the first nine months of 2003 and 2002. The note payable was paid in full in September 2003.

     We paid interest at 4.03% on the outstanding balance of the note payable in the third quarter of 2003 compared to rates ranging from 4.61% to 5.33% for the same period of 2002. Interest expense decreased to $18,000 in the third quarter of 2003 from $38,000 in the third quarter of 2002 and to $48,000 for the first nine months of 2003 from $137,000 for the same period in 2002 as a result of $1.3 million in principal payments in the first three quarters of 2003 and $3.3 million in principal payments in 2002.

Interest Expense Outlook: No further interest expense is expected for the remainder of 2003 due to paying off the note payable in September 2003.

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

     In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As a result of this analysis, we established a $14.5 million valuation allowance (“allowance”) against deferred tax assets at December 31, 2001 resulting in a corresponding increase in income tax expense. This allowance: (i) decreased by $1.0 million in the first quarter of 2002 as a result of the income we earned in that quarter; (ii) decreased by $1.3 million in the third quarter of 2002 as our federal refund exceeded our recorded receivable and deferred tax asset; and (iii) decreased further through the third quarter of 2002 by $554,000 as a result of the income we earned in the first nine months of 2002. The allowance at December 31, 2001 decreased by $7.9 million to $6.6 million at December 31, 2002 as a result of the income we earned in 2002 and federal tax refunds. The allowance at December 31, 2002 decreased by $1.2 million in the third quarter of 2003 as a result of the income we earned year-to-date and our evaluation of the deferred tax asset at that time. We expect any remaining deferred tax assets, net of the allowance at September 30, 2003, to be realized as a result of future income and the reversal of existing taxable temporary differences.

     Income tax benefit for the third quarter of 2003 was $144,000 and includes a $1.2 million benefit as we reduced the allowance against our deferred income tax asset due to income earned through September 30, 2003. Income tax benefit for the three months ended September 30, 2002 included the following: (i) a $1.3 million benefit as our expected federal tax refund exceeded our refund receivable and recorded deferred tax asset; (ii) a $425,000 benefit resulting from reducing the allowance as we realized favorable claim reserve development during the quarter; and (iii) decreased further by $259,000 as we further reduced the allowance as a result of the income we earned during the quarter. Income tax expense for the first nine months of 2002 included the items recorded in the third quarter as well as a $1.0 million benefit from reducing the allowance related to recognizing a $3.0 million benefit from the SCF. After excluding the effects of the benefits from reducing the allowance, income tax expense was $1.1 million in the third quarter of 2003 compared to $782,000 in the third quarter of 2002, and the income tax expense was $1.6 million for the nine months ended September 30, 2003 compared to $2.0 million for the same period in 2002. The income tax expense percentages in the three and nine month periods ending September 30, 2003 and 2002 have been affected by: (i) changes in the allowance; (ii) our income from operations; and (iii) changes in taxable net income from the insurance organization (ACIC) which is subject to only federal income taxes.

Income Tax Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2003, and (ii) changes in our analysis of the income tax valuation allowance recorded during the remainder of 2003. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at September 30, 2003 included only U.S. government securities (62.7%), mortgage-backed securities (36.1%) and asset-backed securities (1.2%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In 2002, we sold certain securities within the portfolio to reduce the portfolio and reduce risk and realized investment gains totaling $1.5 million in the first quarter and $354,000 in the third quarter of that year. In September 2003, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized investment gains totaling $685,000. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA at September 30, 2003 and December 31, 2002. We do not invest in derivative securities.

     Our investment portfolio increased $7.3 million to $87.7 million at September 30, 2003 from $80.4 million at September 30, 2002. Our primary sources of cash from operations are premiums collected, reimbursements under reinsurance contracts and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. Additionally, through the third quarter of 2003, cash requirements included debt service and principal repayment on our note payable. The note payable was paid in full in September 2003. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. In 2002 and the first nine months of 2003, reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement, which began in mid 1998 and ran-off in 2001, offset similar payments to claimants for those years. We expect that cash flows will be subject to the following for the remainder of 2003: (i) cash decreases as we pay claims for 2003 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported while 2003 premiums in force and premiums earned decreased through September 30, 2003 from comparable periods in 2002, and (ii) net outflows from amounts paid under our increased excess of loss reinsurance coverage offset by reimbursements under that contract for claims paid for the remainder of 2003.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. In 2000, we recorded a $500,000 write-down of a security held in our portfolio as we deemed its decline in fair value to be other than temporary in nature. This security was later sold in January 2002 at which time proceeds exceeded the adjusted cost basis resulting in a net realized gain of $300,000. Prevailing market interest rates decreased from levels at December 31, 2002 resulting in a reduced unrealized gain to $2.3 million at September 30, 2003 from $3.4 million at December 31, 2002.

Unpaid Claim and Claim Settlement Expenses

At September 30, 2003, the liability for unpaid claim and claim settlement expenses totaled $154.4 million, and reinsurance recoverables on unpaid claim and claim settlement expenses totaled $73.2 million, resulting in net reserves totaling $81.2 million. The net reserve at September 30, 2002 totaled $92.2 million and included the liability for unpaid claim and claim settlement expenses totaling $168.0 million, net of reinsurance recoverables on unpaid claim and claim settlement expenses of $75.8 million.

     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (“reserves”) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves represent the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred to date in 2003 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we calculate the difference between: (i) projected ultimate claim and claim settlement expenses as determined using generally accepted actuarial standards, and (ii) case reserves and carry the difference as an IBNR reserve. By using both estimates of reported claims and IBNR claims, we estimate the ultimate net reserves for unpaid claim and claim settlement expenses.

     The amount by which estimated net reserves, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development.” Development is favorable (redundant) when losses ultimately settle, or are expected to settle, for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Development is unfavorable (or deficient) when losses ultimately settle, or are expected to settle, for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Favorable or unfavorable development of loss reserves is reflected in earnings in the year realized.

     Both internal and independent external actuaries review net reserves for adequacy on a periodic basis. These reviews assume that past experience, adjusted for the effects of current events and anticipated trends, is an appropriate basis for predicting future events. When reviewing net reserves, actuaries analyze historical data and estimate the effect of various factors on estimated ultimate reserves including: (i) trends in general economic conditions, including the effects of inflation; (ii) estimates of trends in claims frequency and severity; (iii) our and industry historical loss experience; and (iv) legislative enactments, legal developments and changes in social and political attitudes. Variables in the reserve estimation process can be affected by both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. There is no precise method for subsequently evaluating the effect of any specific factor on the adequacy of reserves because the eventual redundancy or deficiency is affected by many factors. Additionally, there may be significant reporting lags between the occurrence of the loss and the time it is actually reported to the insurer. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses and, accordingly, we supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry.

     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2003 and 2002 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of September 30, 2003. Our reserve estimates are most sensitive to changes in the assumption about inflation for the 2003, 2002 and 2001 accident years. Each one percent (1%) increase or decrease in the inflation rate for each of these accident years would increase or decrease our loss reserve estimates at December 31, 2002 and 2001 by approximately $348,000 and $290,000, respectively. Information about the 2003 accident year is still very immature and any estimate of a one percent (1%) change would be premature.

     Our independent actuary provides management with an opinion annually regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. We focus in our decision process on improving our financial strength ratings and expect to remain a market for workers’ compensation insurance in all market conditions. At December 31, 2002, we established recorded reserves in the upper end of the actuary’s range. We continue to believe that our reserves remain in that range. The ultimate actual liability may be higher or lower than reserves established.

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

     We continually monitor loss development trends and data to establish adequate premium rates and to determine reasonable reserve estimates. Reserves, which are based on estimates, are inherently uncertain and represent a significant risk to the business. We attempt to mitigate this risk by continually improving and refining our workers’ compensation claims processing practices and by continual monitoring through actuarial estimation methods.

     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at September 30, 2003 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

     Income for the nine months ended September 30, 2003 includes a $2.0 million reduction of projected claim and claim settlement expenses recorded in the third quarter, a $2.4 million reduction recorded in the second quarter and a $300,000 reduction recorded in the first quarter of 2003 resulting from favorable development of claims for 2002 and prior accident years. We recorded a $1.3 million reduction in unpaid claim and claim settlement expenses in the third quarter of 2002 to reflect favorable development of 2001 and prior year reserves and a $3.0 million reduction in the accrual for the Minnesota Special Compensation Fund (SCF) to reflect a legislative change with a corresponding reduction in claim and claim settlement expenses in the first quarter of 2002.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

     Our primary sources of cash from operations are premiums collected, reimbursements under reinsurance contracts and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. Additionally, through the third quarter of 2003, cash requirements included debt service and principal repayment on our note payable. The note payable was paid in full in September 2003. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. In 2002 and the first nine months of 2003, reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement, which began in mid 1998 and ran-off in 2001, offset similar payments to claimants for those years. This trend will continue through the remainder of 2003. We further expect that cash and investments will remain at levels reported at September 2003 for the remainder of 2003. Available cash is either invested in short-term cash and cash equivalents or longer term available-for-sale securities, depending on the investment market, pending future payments for medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash and a money market fund that invest primarily in short-term government securities.

     Cash provided by operating activities for the nine months ended September 30, 2003 was $2.7 million. This is primarily a result of net income of $4.3 million, a decrease of $20.0 million in amounts due from reinsurers, an increase of $2.2 million in unearned premiums, net of premiums receivable, an increase of $1.5 million in accrued expenses and other liabilities, a decrease in deferred income taxes of $1.2 million and depreciation and amortization expense of $935,000 offset by a decrease of $26.8 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims and net realized investment gains totaling $685,000. Net cash used in investing activities was $7.4 million due to $32.9 million in purchases of securities and $145,000 in purchases of furniture and equipment offset by $25.7 million in proceeds from sales of and prepayments on securities. Net cash used in financing activities was $1.2 million due primarily to $1.3 million in principal payments on our note payable in the first nine months of 2003.

     Our need for additional capital is primarily the result of regulations that require certain ratios of regulatory or statutory capital to premiums written in our insurance subsidiary as defined by state regulatory bodies and insurance rating agencies. Raising additional permanent capital, while difficult in the current environment in which we operate, would stabilize our ratio of premium to capital and provide a more solid base for the future growth of our insurance subsidiary. As an alternative to raising additional permanent capital, certain reinsurance contracts could be used on an interim basis that would have the effect of reducing the ratio of premiums to capital and surplus in ACIC to satisfy state regulatory requirements.

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

     We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, stock repurchases and capital expenditures for the next 12 months.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the first quarter of 2003 did not have any impact on our financial position, results of operations or cash flows. We are currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting affect on our financial position, results of operations and cash flows.

Forward Looking Statements

Information included in this Report on Quarterly Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to retain renewing policies and write new business with a B (Fair) rating from A.M. Best; (ii) our ability to maintain pricing or continue to increase pricing in the markets in which we remain; (iii) the ability of our reinsurers to honor their obligations to us; (iv) our ability to accurately predict claim development; (v) our ability to manage both our existing claims and new claims in an effective manner; (vi) our experience with claims frequency and severity; (vii) competition and the regulatory environments in which we operate; (viii) general economic and business conditions; (ix) our ability to obtain and retain reinsurance at a reasonable cost; (x) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xi) interest rate changes; and (xii) other factors as noted in our other filings with the Securities and Exchange Commission. This discussion of uncertainties is by no means exhaustive, but highlights important factors that may impact our future performance.

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

The Company filed a Current Report on Form 8-K dated October 22, 2003 pursuant to Item 12 of Form 8-K, Disclosure of Results of Operations and Financial Condition, under which RTW, Inc. furnished a press release, issued on October 22, 2003, disclosing material non-public information regarding its results of operations for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: November 11, 2003	By	/s/ J. Alexander Fjelstad

J. Alexander Fjelstad
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 11, 2003	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Page

11	Statement Regarding Computation of Basic and Diluted Net Income Per Share	25

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28