Form 10-K
period 2003-12-31
RTW INC /MN/
filed 2004-03-30
CIK 915781

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☑

      As of March 10, 2004, 5,131,162 shares of Common Stock, no par value, were outstanding. As of March 10, 2004, assuming as fair value the last sale price of $5.99 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $22.6 million.

Documents incorporated by reference:

      The Company’s Proxy Statement for its annual meeting of shareholders to be held in June 2004, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2003, is incorporated by reference in Part III of this Report on Form 10-K.

PART I

Item 1.	Business

Overview

      RTW, Inc. (Company) and its wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide comprehensive disability management products and services to insured and self-insured employers for their workers’ compensation programs in Minnesota, Wisconsin, South Dakota, Colorado, Michigan and Indiana. The Company closed its regional offices in Missouri and Massachusetts in 2001, non-renewed all policies in those regions in 2002 and completed run-off of all policies by February 2003. The Company is also licensed but is not operating (other than previously mentioned “run-off business” and claims management associated with the “run-off business”) in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas, Missouri, Illinois, Kansas, Massachusetts, Connecticut, Rhode Island and Oklahoma. The Company believes its proprietary management approach to workers’ compensation substantially reduces wage-replacement costs and medical expenses resulting from workplace injuries. The Company focuses on controlling costs by safely returning injured employees to work as soon as possible and by actively managing all participants in the workers’ compensation system, including employers, employees, medical care providers and the legal and judicial participants in the workers’ compensation system. Elements of the Company’s management approach include:

•	thorough evaluation of potential customers;

•	active training of customers’ management and employees in the Company’s procedures;

•	prompt identification of potentially high-cost injuries; and

•	rapid intervention in, and intensive management of, potentially high-cost injuries.

      The Company has developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible; and (ii) ID15®, designed to identify those injured employees who are likely to get stuck in the workers’ compensation system. The Company also uses traditional workers’ compensation management techniques to control medical costs including designated health care providers, medical fee schedule review, utilization review and doctor peer review.

Industry

      Workers’ compensation benefits are mandated and regulated by each state. Every state requires employers to provide wage-replacement and medical benefits to workplace accident victims regardless of fault. Virtually all employers in the United States are required to either: (a) purchase workers’ compensation insurance from a private insurance carrier; (b) obtain coverage from a state managed fund; or (c) if permitted by their state, to be self-insured. Workers’ compensation laws generally mandate two types of benefits for injured employees: (i) indemnity payments that consist of temporary wage-replacement or permanent disability payments; and (ii) medical benefits that include payment for expenses related to injury diagnosis, treatment and rehabilitation, if necessary. On an industry-wide basis, indemnity payments represent approximately 45% of benefits paid, while medical benefits account for the remaining 55%.

      Estimated workers’ compensation insurance premiums total approximately $31.7 billion nationwide. This amount includes: (i) the traditional or private residual market, estimated at $26.0 billion, including commercial insurers and state-operated assigned risk pools established for high risk employers; and (ii) state funds, estimated at $5.7 billion, operated in states to increase competition and stabilize the market.

      Indemnity payments, established by state legislative action, have risen, in part because of higher wage levels and increased state mandated benefits. Medical expenses have increased due to the general rise in the cost of health care and the statutory requirement that employers provide coverage for all compensable medical costs, without any co-payment by the employee. The Company believes the most significant factor affecting the cost of workers’ compensation results from incentives in the system for injured employees to remain away from work and to continue collecting indemnity payments and receiving medical treatment beyond the point that is necessary.

      The Company believes that traditional workers’ compensation insurance companies and workers’ compensation third party administrators are not as effective as the Company in controlling loss costs. While traditional efforts, including focusing on workplace safety and implementing certain medical cost containment measures, have reduced costs in certain areas, the Company believes these efforts have not had a significant effect on the overall system cost because they have not focused effectively on controlling indemnity payments. In the late 1990’s as well as into the 2000’s, traditional insurance companies moved toward a more comprehensive management approach including return-to-work initiatives. The Company believes that while traditional insurers have been somewhat successful in these initiatives, they have not realized the cost reductions and claim closure outcomes achieved by the Company.

The Company’s Management Approach

      The Company seeks to control workers’ compensation costs through a proprietary management approach that is specifically designed for the workers’ compensation system. The Company’s management strategy seeks to reduce workers’ compensation costs by intervening early in an employee’s injury and intensely managing all participants in the workers’ compensation system, including employers, injured employees, medical care providers and legal and judicial participants. By intervening early, the Company promptly identifies cases that have the potential to result in significant expenses and acts to control these expenses before they are incurred or get out of hand. The Company focuses on controlling indemnity payments for lost wages by quickly and safely returning injured employees to work. As part of this strategy, the Company attempts to return an injured employee to his or her original position, if the employee is able, or to place the employee in a transitional, light-duty position until the employee is able to resume his or her former position. By promptly returning an employee to work, the Company has found that not only indemnity payments, but also medical expenses per injury, are substantially reduced. In addition, the Company uses other management techniques to control medical costs including contracting with provider networks, designating health care providers, medical fee schedule review, utilization review and doctor peer review.

      The Company delivers its services through operating teams. Each operating team manages all of the claims and is accountable for the loss experience for a specific group of employers. Each team includes licensed nurses, a statutory claims administrator and an assistant claim administrator, clerical support person. A team’s nurses are responsible for evaluating the medical condition of an injured employee and monitoring the employee’s medical treatment. The claim administrators are responsible for determining the eligibility of claims, paying benefits in a timely manner and following statutory requirements for administering the claims. The operating teams meet regularly to discuss strategies for managing difficult claims and review strategies and procedures that have been particularly successful in resolving disputes.

      The following sections summarize the Company’s approach to managing the various participants in the workers’ compensation system.

      Employers. Prior to accepting an employer, operating team members may conduct an on-site risk assessment and explain the Company’s methods and procedures to the employer. The risk assessment forms a part of the Company’s underwriting process and includes evaluating the employer’s willingness to follow the Company’s procedures. For employers insured by ACIC, the employer agrees, as part of the insurance policy, to comply with the Company’s early intervention methods and to provide transitional, light-duty work for injured employees until such time as they are able to resume their normal positions. To ensure that the Company’s early intervention techniques succeed, the Company requests prompt notification (typically twenty-four to forty-eight hours of the injury) from the employer.

      Each operating team is responsible for managing its employers’ workers’ compensation program, by training the employers’ personnel in the Company’s methods and procedures and managing all reported injuries for the employer. The operating team meets with each employer, provides access to loss reports detailing current claims, conducts an annual account review and maintains active communication on open injuries. The Company’s loss control team or the operating team may make workplace safety recommenda-

tions or retain a workplace safety-engineering firm to assist its employers in remedying work conditions that the loss control team or the operating team determines constitute an inappropriate risk. In addition, the operating team may recommend to the Company’s underwriting team cancellation or non-renewal of the policy for an employer that fails to comply with the Company’s procedures.

      Employees. The Company focuses on identifying injuries that have the greatest potential to result in significant expenses and acts quickly to control expenses resulting from these injuries. The Company has observed that approximately 15% of all injuries result in 85% of all workers’ compensation expenses and that early identification of, and intervention in, these cases can lead to significant cost savings. Within 48 hours of being notified of an injury, an operating team evaluates several factors, including the type of injury, the employee’s injury history and whether the employee is absent from work, to determine whether the injury is likely to involve significant expense. In potentially high-cost cases, a member of the operating team intervenes quickly by meeting with the injured employee to assess the injury, assisting the injured employee in obtaining medical care and rehabilitation and developing a plan to get the employee back to work as soon as appropriate. If the employee cannot immediately return to his or her original position, the employer is required to provide a transitional light-duty job that is consistent with the limits defined by the employee’s medical care provider. If the employee refuses this transitional position, the Company may terminate indemnity payments, but is required to continue to provide appropriate medical benefits.

      Medical Care Providers. The operating teams actively assess each injury, monitor and manage the medical treatment and review the medical expenses of each employee’s injury. Each injury report is reviewed by one of the Company’s licensed nurses. The licensed nurse contacts the physician treating employees in cases that involve days off from work or injuries that could involve significant expense. In these cases, the physician is asked to provide his or her diagnosis, plan of treatment and assess the employee’s physical capabilities for transitional, light-duty work. The Company contracts with consulting physicians to assess questionable treatment plans for injured employees. These physicians then discuss injured employee treatment plans with the employee’s medical care providers. The goal is to ensure both an accurate diagnosis and treatment of the injury and an understanding of the nature and extent of the limits the diagnosis places on the employee’s ability to return to work in either the original job or a transitional, light-duty position. The operating team also monitors the health care provided to the injured employee to ensure that the employee receives proper treatment for the injury and that the employee does not receive services or procedures that are excessive, unnecessary or unrelated to the injury. In addition, when the operating team believes the diagnosis of an injury or the proposed rehabilitation treatment is not appropriate, the operating team will arrange for a second opinion with an independent medical examiner.

      A medical cost management team reviews all bills submitted by medical care providers to determine if the amounts charged for the treatments are appropriate according to statutory and other negotiated fee schedules, including fee schedules negotiated through provider organizations.

      In many states, including Minnesota, the Company cannot require that an injured employee go to a specific physician or seek treatment from a specific provider. Nevertheless, the Company attempts to assist the injured employee in selecting appropriate medical care providers. In Colorado and Michigan (for the first ten days after the injury), the Company can require that injured employees go to a physician within a designated network of medical care providers.

      Legal and Judicial Participants. The Company seeks to limit the number of disputes with injured employees by intervening early. As part of its early intervention process, the Company identifies injuries that are not work related and denies the claim. The Company may also deny a claim for indemnity payments when it determines that no further payments are appropriate (for example, when an employee has been offered transitional, light-duty work and has refused it). In these and other sets of circumstances, the employee may engage a lawyer to represent his or her interests. Generally, if the parties are unable to resolve the matter, the workers’ compensation law mandates arbitration, subject to judicial review. For cases that involve adversarial proceedings, the Company engages one of several lawyers who are familiar with the Company’s philosophy and actively seeks to resolve the dispute with the employee’s attorney.

Customers

      For insured business, the Company targets employers and associations that operate in industries with relatively high workers’ compensation costs, including manufacturing, retail, wholesale, health care and hospitality industries and employers with a history of workers’ compensation claim costs higher than average in their industry. The Company’s alternative non-risk business focuses on all customers in need of the services the Company can provide.

      The Company’s average annual premium per policy increased slightly to $85,400 in 2003 from $80,400 in 2002 and significantly from $56,800 in 2001. The increase is due to focused aggressive re-underwriting in 2002 and 2001. The Company’s ten largest customers accounted for $5.7 million or 9.8% of the Company’s premiums in force in 2003 compared to $6.2 million or 11.4% in 2002 and $6.6 million or 7.8% in 2001. No single customer accounted for more than 5% of in force premiums in 2003, 2002 or 2001. The Company renewed 66.0% of the policies scheduled to expire in 2003, whereas 46.1% and 56.5% were renewed in 2002 and 2001, respectively. The retention rate in 2003 improved from 2002 and 2001 due to the fact that the Company had no office closures in 2003 and its re-underwriting was limited to non-renewing $8.0 million of Professional Employer Organization business in Michigan.

      Substantially all of the Company’s employers are in its Minnesota, Colorado and Michigan regions. In December 2001, the Company closed its regional offices in Missouri (covering Missouri, Illinois and Kansas) and Massachusetts (covering Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). In 2002, the Company non-renewed all insurance policies and completed run off of all policies in these regions by February 2003. In addition to these states, the Company is also licensed in Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas, Indiana, South Dakota, Wisconsin and Oklahoma. The Company currently has no intention to expand its risk-based products beyond the present states in which it is operating but is looking outside its core regions to expand its non-risk products.

Products

      Substantially all of the Company’s workers’ compensation products and services are guaranteed-cost insurance policies. Under a guaranteed-cost policy, the customer purchases an insurance policy underwritten by ACIC and pays a premium based on the employer’s aggregate payroll. The Company assumes responsibility for the indemnity and medical costs associated with the employer’s workers’ compensation injuries and works closely with the employer in managing the employer’s workers’ compensation program.

      The Company determines the premium to be charged an employer based on several factors, including: (i) the expected dollar loss per $100 of payroll for the employer’s industry; (ii) the employer’s experience modifier, a measurement of the difference between the employer’s past claims experience and its industry average; (iii) an upward or downward adjustment to the premium based on the Company’s assessment of the risks associated with providing coverage for the employer; and (iv) competitive market prices. An employer’s expected dollar loss and experience modifier are each determined by an independent rating agency established or adopted by its state, based on a three-year average of the claims experience of the employer and its industry.

      In addition to standard guaranteed-cost policies, the Company offers, on a limited basis, a deductible guaranteed-cost policy under which the employer is responsible for all medical and indemnity expenses up to a specific dollar amount, while the Company is responsible for medical and indemnity expenses over that level. The Company provides the same comprehensive management services for the deductible guaranteed-cost policies and the standard guaranteed-cost policies.

      In 2002, the Company began a strategic initiative to sell its workers’ compensation products and services on a fee-for-service basis. This strategic initiative extends the Company’s workers’ compensation services to self-insured employers and other alternative market non-risk products. The Company charges a fee to these customers based on the expected number of claims managed or the time committed to the customer. This service product provides a non-insurance revenue line for the Company. At December 31, 2003, the Company had 12 customers totaling approximately $250,000 in annualized revenues related to this initiative.

Sales and Marketing

      The Company sells its workers’ compensation products and services to insured and self-insured employers through independent insurance agencies and brokers, including several large national agencies. Agency commissions averaged 7.3% of the Company’s gross premiums earned in 2003, compared to 6.9% in 2002 and 7.6% in 2001. The Company’s ten highest producing agencies accounted for $22.9 million or 39.3% of premiums in force in 2003, compared to $19.7 million or 36.3% in 2002 and $24.8 million or 29.7% in 2001. No agency accounted for more than 6.0% of premiums in force in 2003, compared to 5.3% in 2002 and 6.4% in 2001. The Company continually markets its products and services to its agencies to keep them aware of developments in the Company’s business. Each state’s underwriting team is responsible for establishing and maintaining agency relationships.

Reinsurance

      The Company shares the risks and benefits of the insurance it underwrites through reinsurance. The Company purchases reinsurance to protect it from potential losses in excess of the level management is willing to accept. From 1995 to 2003, the Company’s primary reinsurance was excess of loss coverage that limited its per-incident exposure.

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

      The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

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

      The Company decreased its retention in 2003 to further reduce volatility in its operating results.

      In 1998, the Company purchased excess of loss coverage through GE Reinsurance Corporation that provided reinsurance for claims occurring on or after July 1, 1998, for policies with effective dates prior to January 1, 2001, up to $275,000 in excess of $25,000 in all states except Minnesota. In Minnesota, the coverage was $255,000 in excess of $25,000 for 1998, $265,000 in excess of $25,000 for 1999 and $275,000 in excess of $25,000 for 2000 and 2001. This coverage was purchased to reduce risk and volatility in the Company’s operating performance. Although this contract was terminated effective December 31, 2000, it remained effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after December 31, 2000. Policies written or renewed with effective dates after January 1, 2001 were not covered under this lower level excess of loss reinsurance policy.

      The Company annually reviews the financial stability of its reinsurers. This review includes a ratings analysis of each reinsurer participating in an existing reinsurance contract or from whom we have a recoverable. The following details the Company’s reinsurers and the current A.M. Best rating assigned to each as of March 15, 2004:

Reinsurer	A.M. Best Rating

GE Reinsurance Corporation	A
General Reinsurance Corporation	A++
Everest Reinsurance Company	A+
Platinum Underwriters Reinsurance, Inc.	A
Continental Casualty Company	A
SCOR Reinsurance Company	B++
Transatlantic Reinsurance Company	A++

      Based on this review at December 31, 2003, the Company believes its reinsurance balances are collectible and expects its reinsurers to honor their obligations. Further, the Company is not aware of any developments with respect to these reinsurers that would result in uncollectible reinsurance balances. In the event that these reinsurers are unable to honor their obligations to the Company due to insolvency or otherwise, the Company will be required to pay these obligations itself and the result could have a material adverse effect on the Company’s future results of operations and financial condition.

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

      Competitive factors in the industry include premium rates, level of service and ability to reduce claims expense. The Company believes that its workers’ compensation insurance products are competitively priced and its premium rates are typically lower than those for customers assigned to state sponsored risk pools. The Company also believes that its level of service and its ability to reduce claims are strong competitive factors that have enabled it to retain existing customers and attract new customers.

      Insurance companies enter and exit states’ workers’ compensation markets depending on their appraisal of current market conditions. Many insurance companies stopped underwriting workers’ compensation insurance during the early 1990’s due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In the mid to late 1990’s, the Company experienced increased market pressure as new insurance companies and single line workers’ compensation insurance companies entered the market. In 2003, 2002 and 2001, many insurers withdrew from the markets in which the Company operates, as premium rates were insufficient to cover the cost of benefits paid.

      Insurance companies compete with the Company primarily for insured customers that have lower past claims experience or lower experience “modifiers.” As a result, the Company experiences increased competition on its renewing workers’ compensation policies as a result of reducing customers’ experience modifiers and it expects to continue to experience this competition.

      Another competitive factor results from the fact that some insured employers will not purchase workers’ compensation products from insurance companies with an A.M. Best rating less than “A”. In addition, certain insurance companies that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation portion, is written by an insurance company with a less than “A” rating. The Company believes that its B+ rating from A.M. Best may make it difficult for the Company to provide its products to certain employers. Historically, in these instances, the

Company competed by writing these employers using an “A” rated insurer’s paper. This process, known as fronting, added additional cost for ACIC but allowed the Company access to markets it may have otherwise not been able to access. The Company does not currently have a fronting arrangement in effect and believes that its ability to find a fronting company at a reasonable cost in 2004 will be difficult.

      The Company’s insurance subsidiary was assigned a rating of B+ (Very Good, Secure) on a scale of A++ (Superior) to F (In Liquidation) on March 9, 2004. This represented an upgrade from a B rating assigned on April 1, 2003 and a B- rating assigned by A.M. Best in February 2002. A.M. Best assigns a rating after quantitatively and qualitatively evaluating the Company’s financial condition and operating performance. Furthermore, A.M. Best ratings are not ratings of the Company or any of its securities.

Data Management

      In 1995, the Company developed and implemented its own proprietary policy management system to process insurance applications and issue and endorse policies. In 1996, the Company developed and implemented its own proprietary case and claims management and medical fee adjudicating systems to manage claims, audit medical fees, pay claims, provide reports to policyholders and analyze claims data. In 1999, the Company developed and implemented its own proprietary billing, cash receipts, collections and agency commission systems. These systems continue to be maintained and upgraded by the Company. The Company continues to utilize third-party software to maintain financial information, prepare accounting reports and financial statements and pay vendors. The Company also contracts with a third-party provider of payroll services for payroll, benefit and human resource software services. The Company utilizes other licensed software from national vendors to maintain its financial records, file statutory statements with insurance regulators and perform other general business.

Employees

      The Company had 134 full-time employees at December 31, 2003. Approximately 69 worked in the Company’s administrative and financial functions and 65 served on, provided service to or managed approximately nine operating teams. None of the Company’s employees are subject to collective bargaining agreements. The Company believes its employee relations are good.

Regulation

      The Company’s insurance subsidiary is regulated by governmental agencies in the states in which it operates, and will be subject to regulation in any state in which it provides workers’ compensation products and services in the future. State regulatory agencies have broad administrative power over all aspects of the Company’s workers’ compensation business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of its investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change.

      Workers’ compensation coverage is a creation of state law, subject to change by state legislature, and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state operated funds. New laws affecting the workers’ compensation system in Minnesota, Colorado and Michigan and any other state where the Company may operate, including laws that require all employers to participate in state sponsored funds or that mandate premium reductions, could have a material adverse effect on the Company.

Company Information

      The Company maintains a website at www.rtwi.com. Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on the Company’s website.

Executive Officers of the Registrant

      The following are the executive officers of the Company at March 15, 2004:

Name	Age	Position

John O. Goodwyne	65	Chairman of the Board
Jeffrey B. Murphy	42	President, Chief Executive Officer and Director
Alfred L. LaTendresse	55	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Keith D. Krueger	45	Vice President — Insured Products and Assistant Secretary
David M. Dietz	37	Vice President — Alternative Products
Patricia M. Sheveland	45	Vice President — Case and Claims Management

      John O. Goodwyne became Chairman of the Board in December 2003. Mr. Goodwyne joined the Company’s Board of Directors in December 2001 and has served as a Director of the Company since that time. Since 1974, Mr. Goodwyne has been the owner and President of J N Johnson Sales & Service Inc., a local contractor for fire protection systems and distributor of fire extinguishers. In addition, since 1982, he has been owner and President of Low Voltage Contractors Inc., a leading local contractor for installation and service of fire alarm, security and nurse call systems.

      Jeffrey B. Murphy joined the Company in October 1994 as Controller. Mr. Murphy was promoted to Chief Financial Officer in February 2000 and named President and Chief Executive Officer in December 2003. Mr. Murphy was further nominated to the Board in March 2004. Mr. Murphy was the Corporate Controller and held other management positions for Midcontinent Media, Inc. from 1989 to 1994. Prior to that time, Mr. Murphy served in various financial audit positions with Grant Thornton LLP from 1983 to 1989. Mr. Murphy was elected a Director of the Company in March 2004.

      Alfred L. LaTendresse rejoined the Company in December 2001 as Executive Vice President and further assumed the roles of Chief Financial Officer, Treasurer and Secretary in December 2003. Mr. LaTendresse served as Chief Operations Officer and Chief Financial Officer for Headwater Systems, Inc., a radio frequency identification technology company, from June 1999 to December 2001. Mr. LaTendresse initially joined the Company as Chief Financial Officer in 1990 and later became Secretary and Treasurer. Mr. LaTendresse departed from the Company in December 1998. Mr. LaTendresse served as a Director of the Company from July 1993 until January 1995 and from December 2001 to March 2004. Mr. LaTendresse is a member of the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants.

      Keith D. Krueger joined the Company in September 1998 as the Director of Underwriting and Pricing for the Company’s Minnesota regional office. He was promoted to Director of Underwriting Services for the Company’s Home Office in October 1999 and served in this capacity until being promoted to Vice President — Underwriting and Sales in March 2002 (later renamed Vice President — Insured Products in December 2003). Prior to joining the Company, Mr. Krueger was a Commercial Lines Underwriting Manager for Citizens Security Mutual Insurance from June 1997 to August 1998. From March 1995 to May 1997, Mr. Krueger was Vice President — Underwriting and Marketing for American West Insurance. He is a member of the American Institute for Property and Liability Underwriters and holds the CPCU designation.

      David M. Dietz joined the Company in July 2002 as the Director of Self-Insured Services in the Company’s Home Office and was promoted to Vice President — Alternative Products in December 2003. Mr. Dietz came to the Company with fourteen years of experience in the insurance industry. Prior to joining the Company, Mr. Dietz served as Senior Vice President, Marketing and Technical Sales for Benfield Blanch, Inc. from September 2000 to July 2002. Mr. Dietz also served in various management roles for EBI Companies, Citizens Management, Inc., TIG Insurance and Sentry Insurance from 1989 to 2000.

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

Item 2.	Properties

      The following is a summary of properties leased by the Company at December 31, 2003:

	Area Leased (in
Location and Description	Square Feet)	Termination

Bloomington, Minnesota; Headquarters and Minnesota office space	26,301	September 2007
Denver, Colorado; Colorado office space	7,825	April 2005
St. Louis, Missouri; Missouri office space	6,542	September 2005
Detroit, Michigan; Michigan office space	7,118	May 2007
Grand Rapids, Michigan; Michigan office space	4,631	April 2006

Item 3.	Legal Proceedings

      In the ordinary course of administering its workers’ compensation management program, the Company is routinely involved in adjudicating claims resulting from workplace injuries. The Company is not involved in any legal or administrative claims that it believes are likely to have a material adverse effect on the Company’s operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      On December 11, 2003, the Company held its 2003 Annual Meeting of Shareholders. The first item of business was a vote to elect three directors to fill director terms that expired in 2003. David C. Prosser, J. Alexander Fjelstad and John O. Goodwyne were elected as directors of the Company until the Annual Meeting of Shareholders in 2006, or until their respective successors are duly elected and qualified. Shareholders present in person or proxy at the annual meeting voted for each director as follows:

David C. Prosser	FOR:	4,881,905
	WITHHELD:	61,456
J. Alexander Fjelstad	FOR:	3,763,042
	WITHHELD:	1,180,319
John O. Goodwyne	FOR:	4,882,644
	WITHHELD:	60,717

      On December 17, 2003, Mr. Fjelstad resigned as a director of the Company.

      The second item of business to come before the meeting was a vote to approve of Ernst & Young LLP as Independent Auditors of the Company for the year ended December 31, 2003. Shareholders present in person or proxy at the annual meeting voted as follows:

FOR:	4,912,031
AGAINST:	23,904
ABSTAIN:	7,426

      Accordingly, Ernst & Young LLP was elected as Independent Auditors of the Company for the year ended December 31, 2003.

      The third item of business to come before the meeting was a vote to amend the RTW, Inc. 1995 Employee Stock Purchase Plan to increase by 50,000 the number of shares authorized under the plan. Shareholders present in person or proxy at the annual meeting voted as follows:

FOR:	2,638,880
AGAINST:	1,142,927
ABSTAIN:	31,844

      Accordingly, the number of shares authorized under the RTW, Inc. 1995 Employee Stock Purchase Plan was increased by 50,000 shares.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Quarterly Stock Price Comparison and Dividends

      The Company’s shares are publicly traded on The Nasdaq Stock Market under the symbol RTWI. The Company effected a one-for-two reverse-split of its common stock on November 22, 2002. The table below sets forth the range of high and low sales prices for the Company’s stock for each quarter during the past two years, as adjusted for the reverse-split. The Company had approximately 2,000 shareholders of its common stock at the close of trading on March 1, 2004.

		First	Second	Third	Fourth
Fiscal Year:		Quarter	Quarter	Quarter	Quarter

2003	High	$3.01	$4.37	$4.00	$7.60
	Low	1.79	2.38	3.45	3.78
2002	High	2.70	3.74	2.70	2.54
	Low	0.72	1.16	0.94	1.20

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

      The consolidated statements of operations data set forth below for each of the three years in the period ended December 31, 2003, and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data set forth below for the two years in the period ended December 31, 2000, and the consolidated balance sheet data at December 31, 2001, 2000 and 1999, are derived from audited consolidated financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Total revenues	$51,558	$67,146	$95,723	$83,299	$77,812
Income (loss) from operations	6,635	10,325	(15,761)	(14,780)	8,357
Net income (loss)	6,999	14,319	(25,215)	(9,708)	6,167
Basic income (loss) per share	1.37	2.78	(4.89)	(1.79)	1.00
Diluted income (loss) per share	1.32	2.78	(4.89)	(1.79)	1.00
Premiums in force at year end	58,100	54,200	83,700	99,400	87,200
Total assets	202,168	223,834	218,307	194,535	176,511
Notes payable	—	1,250	4,500	7,000	—
Total shareholders’ equity	35,587	29,810	14,222	38,736	55,565

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RTW, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company — RTW, Inc. (RTW) and its wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC), provide disability management services to employers. Collectively, “we,” “our” and “us” refer to these entities in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      We have developed two proprietary management systems: (i) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible; and (ii) ID15®, designed to identify those injured employees who are likely to become inappropriately dependent on the workers’ compensation system. We currently provide workers’ compensation management services to employers insured through our insurance subsidiary, to self-insured employers on a fee-for-service basis and on a consulting basis charging hourly fees.

      During 2003, we operated primarily in Minnesota, Colorado and Michigan. In 2001, we closed our regional offices in Missouri (which served Missouri, Illinois and Kansas) and Massachusetts (which served Massachusetts, Connecticut, New Hampshire, Rhode Island and Maine). Collectively, these regional offices had remaining premiums in force totaling $1.4 million at December 31, 2002. We completed running off this business in February 2003.

      On March 9, 2004, our A.M. Best financial rating was upgraded from B (Fair, Vulnerable) to B+ (Very Good, Secure) as a result of: (i) our continued profitable operating performance in 2003; and (ii) improved capitalization in ACIC as statutory surplus increased to $33.0 million at December 31, 2003 from $26.8 million at December 31, 2002 due to our earnings in 2003. We believe that our B+ rating from A.M. Best may make it difficult to provide our products to certain employers.

      Additional information about RTW is available on our website, www.rtwi.com.

Challenges, risks, uncertainties and trends — We derive our revenue almost entirely from workers’ compensation insurance premiums and investment income including gains and losses from sales of securities. A small portion of our revenue is derived from non-insurance workers’ compensation services. We are subject to the challenges, risks, uncertainties and trends that affect the workers’ compensation property and casualty insurance sector of our economy including the following:

•	Workers’ compensation is a state regulated industry: Workers’ Compensation is governed and regulated by state governmental agencies. We are and will be subject to state regulation in any state in which we provide workers’ compensation products and services, now and in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. Legislation covering insurance companies and the regulations adopted by state agencies are subject to change and any change may adversely affect our operations.

•	Workers’ compensation claims and related expenses can be volatile. Worker’s compensation is a long-tailed property and casualty insurance line. Claims for a given year are open on average for twelve to thirteen years and it is not unusual for workers’ compensation insurers to have claims open for thirty or more years. We have operated our insurance company since 1992 and therefore have limited experience (12 years), and accordingly, are subject to volatility. See further discussion under “Claim and Claim Settlement Expenses”.

•	Workers’ compensation is subject to inflationary pressures. Worker’s compensation is subject to both medical and wage inflation. The cost of medical care has increased in recent years faster than inflation, in excess of 10%. This has resulted in reduced profitability in the workers’ compensation insurance line. New medical procedures could evolve and new legal theories developed that could cause older claims to re-open and increase expense. See further discussion under “Claim and Claim Settlement Expenses”.

•	Workers’ compensation pricing is cyclical. In 2003, we were able to increase premium rates on renewing policies 1.4%. This compares to rate increases of 9.0%, 18.5% and 11.7% realized in 2002, 2001 and 2000, respectively. These increases came after many years of pricing decreases that unfavorably affected the industry in the late 1990’s. If we are unable to maintain rate increases, our profit margin will be adversely affected. See further discussion under “Premiums in Force and Gross Premiums Earned”.

•	Reinsurance costs for workers’ compensation have increased. Reinsurance costs for the entire sector increased over the prior year continuing a pattern of cost increases beginning in 2001. These higher costs, if not recovered through increased pricing from our customers, will adversely affect our profit margin. See further discussion under “Premiums Ceded”.

•	Low interest rates reduce our investment income. Interest rates for investment grade instruments are at historic lows. Our investment income is directly affected by the interest rate at which we invest our free cash flow. The current rate environment has contributed to a significant mortgage refinancing boom, resulting in prepayment of our mortgage backed investments and an increase in our cash on hand in ACIC. A continuation of this trend and environment will adversely affect our investment income. See further discussion under “Investment Income and Net Realized Investment Gains”.

Significant Accounting Policies — Our significant accounting policies are summarized in Note 1 — “Summary of Significant Accounting Policies” to our accompanying Consolidated Financial Statements. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims; (iii) policy acquisition costs; (iv) deferred income taxes; and (v) investments. These accounting policies are further discussed in detail within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Off-Balance Sheet Arrangements — We do not have any Off-Balance Sheet Arrangements.

Financial Summary — This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with the Consolidated Financial Statements at December 31, 2003.

      The following table provides an overview of our key operating results (000’s, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Gross premiums earned	$54,431	$62,506	$97,420
Premiums earned	46,290	60,264	86,057
Total revenues	51,558	67,146	95,723
Claim and claim settlement expenses	27,256	40,533	80,103
Net income (loss)	6,999	14,319	(25,215)
Diluted income (loss) per share	$1.32	$2.78	$(4.89)

      RTW reported a decrease in gross premiums earned to $54.4 million in 2003 from $62.5 million in 2002. Total revenues decreased in 2003 to $51.6 million from $67.1 million in 2002 due to a decrease in premiums in force related primarily to our regional office closures and non-renewing insurance policies for Professional Employer Organizations (PEO’s) in Michigan.

      We reported net income of $7.0 million in 2003 compared to net income of $14.9 million in 2002 and a net loss of $25.2 million in 2001. We reported basic and diluted income per share of $1.37 and $1.32, respectively, in 2003 compared to basic and diluted income per share of $2.78 in 2002 and basic and diluted net loss per share of $4.89 in 2001. The primary factors affecting our 2003 operating results included the following:

•	Gross premiums earned decreased 12.9% in 2003 from 2002 due primarily to a 17.7% decrease in average premiums in force to $53.6 million for 2003 from $65.1 million in 2002. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased 23.2% in 2003 from 2002. Premiums earned in 2003 reflect: (i) the decrease in premiums in force as a result of the 2002 run-off policies in our discontinued regions and from our actions in removing unprofitable accounts; (ii) an increase in premiums ceded as our cost of excess of loss increased significantly in 2003; and (iii) additional ceded premiums as we lowered retentions in all our regions to $200,000 to reduce volatility in our operating results. Additionally, in 2003, premiums ceded increased by $92,000 resulting from a change in cost related to excess of loss reinsurance in Minnesota compared to a $1.4 million decrease in excess of loss premiums ceded in 2002;

•	In addition to the factors affecting premiums earned, total revenues also declined as net realized investment gains decreased to $685,000 in 2003 from $1.7 million in 2002;

•	Claim and claim settlement expenses decreased to 58.8% of premiums earned for 2003 from 67.3% for 2002. See further discussion under “Claim and Claim Settlement Expenses”; and

•	At December 31, 2003, we maintained a $3.6 million valuation allowance against deferred tax assets. This allowance was originally established at December 31, 2001 at $14.5 million, and was decreased by $7.9 million in 2002 and $3.0 million in 2003. The $3.0 million and $7.9 million decreases in the valuation allowance favorably affected our income tax expense in 2003 and 2002, respectively. See further discussion under “Income Taxes.”

      We expect 2004 premiums in force to increase from levels in 2003. We also anticipate that we will continue to realize slight premium rate increases in 2004, consistent with those realized in 2003 but significantly lower than experienced in 2002. We further expect to increase alternative, non-risk revenue in 2004. We will focus on achieving profitability in our markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

      In the following pages, we take a look at the 2003, 2002 and 2001 operating results for items in our Consolidated Statement of Operations and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include premiums earned, investment income, net realized investment gains and other income. The following table summarizes the components of our revenues and premiums in force (000’s):

	Year Ended December 31,

	2003	2002	2001

Gross premiums earned	$54,431	$62,506	$97,420
Premiums ceded	(8,141)	(2,242)	(11,363)

Premiums earned	46,290	60,264	86,057
Investment income	4,474	5,139	6,415
Net realized investment gains:
Realized investment gains	685	1,930	1,225
Realized investment losses	—	(209)	(62)

Net realized investment gains	685	1,721	1,163
Other income	109	22	2,088

Total revenues	$51,558	$67,146	$95,723

	2003	2002	2001

Premiums in force by regional office at year-end
Minnesota	$32,000	$23,000	$26,700
Colorado	13,000	11,800	13,100
Michigan	13,100	18,000	21,700
Missouri	—	700	10,300
Massachusetts	—	700	11,900

Total premiums in force	$58,100	$54,200	$83,700

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

      Our premiums in force increased 7.2% to $58.1 million at December 31, 2003 from $54.2 million at December 31, 2002. Premiums in force in our Minnesota and Colorado regions grew $9.0 million and $1.2 million, respectively, in 2003. The increases in the Minnesota and Colorado regions were offset by a $4.9 million decrease in Michigan, resulting primarily from our non-renewal of approximately $8.0 million of PEO business, partially offset by new business written. We also completed run-off of the remaining policies in our Missouri and Massachusetts regions in February 2003. Average premiums in force decreased to $53.6 million in 2003 from $65.1 million in 2002 and $95.2 million in 2001. In order to improve profitability, we aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration in 2003, 2002 and 2001. Our average annual premium per policy increased to $85,400 in 2003 from $80,400 in 2002 and $56,800 in 2001 as a result of the focused aggressive re-underwriting in those years.

      Our gross premiums earned decreased 12.9% to $54.4 million in 2003 from $62.5 million in 2002. This decrease resulted primarily from: (i) the decrease in average premiums in force; offset by (ii) final audit premiums which increased gross premiums earned by $323,000 in 2003, compared to a $1.7 million decrease in 2002.

      Gross premiums earned decreased 35.8% to $62.5 million in 2002 from $97.4 million in 2001. This decrease resulted from: (i) the decrease in average premiums in force; and (ii) final audit premiums which decreased gross premiums earned by $1.7 million in 2002 compared to a $1.8 million increase in 2001.

      In 2003, 2002 and 2001, we were able to increase premium rates on renewing policies an average of 1.4%, 9.0% and 18.5%, respectively. We have been able to increase premium rates in our markets due to the following:

•	Many workers’ compensation insurers have withdrawn from the markets in which we write premiums as profitability diminished in the workers’ compensation insurance line;

•	Reinsurance rates for workers’ compensation insurers have increased due to: (i) reductions in reinsurer’s surplus as a result of the September 11, 2001 terrorist acts against the United States; (ii) recent unprofitability resulting from highly competitive reinsurance pricing; (iii) settlements related to certain reinsurance treaties written in the late 1990’s; (iv) five major reinsurers leaving the market in 2003; and (v) low investment yields. These rate increases have resulted in increased costs for workers’ compensation insurers. Insurers, including RTW, have raised premium rates to offset these increases in reinsurance premiums; and

•	A number of workers’ compensation insurers’ financial ratings decreased due to reserve adjustments recorded in 2003, 2002 and 2001 resulting in a reduced capacity and creditworthiness of those insurers.

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

      Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

		Covers Losses Per Occurrence:

		In Excess of:	Limited to:

Minnesota:
2003	WCRA	$360,000	Statutory limit
	Various reinsurers	$200,000	$360,000
2002	WCRA	$350,000	Statutory limit
2001	WCRA	$330,000	Statutory limit
Non-Minnesota:
2003	Various reinsurers	$200,000	$20.0 million excluding acts of terrorism
2002	Various reinsurers	$300,000	$20.0 million
2001	Various reinsurers	$300,000	Statutory limit

      We decreased our retention in 2003 to further reduce volatility in our operating results.

      The following table summarizes the components of premiums ceded (000’s):

	Year Ended December 31,

	2003	2002	2001

Premiums ceded:
Excess of loss reinsurance premiums:
WCRA and other non-Minnesota excess of loss policies	$(8,141)	$(2,242)	$(4,066)
$25,000 to $300,000 excess of loss policy	—	—	(7,297)

Premiums ceded	$(8,141)	$(2,242)	$(11,363)

      Premiums ceded to reinsurers increased to $8.1 million in 2003 from $2.2 million in 2002. The increase in premiums ceded, resulted primarily from: (i) our cost for excess of loss reinsurance coverage in our non-Minnesota regions increased substantially in 2003 while our Minnesota cost decreased only slightly; (ii) we decreased our retention to $200,000 in all our regions in 2003 by purchasing increased excess of loss coverage in order to further reduce volatility in our operating results; and (iii) the 2003 results include a $92,000 increase in excess of loss premiums ceded resulting from a change in estimated reinsurance cost for the WCRA compared to a $1.4 million decrease in excess of loss premiums ceded in 2002.

      Premiums ceded to reinsurers decreased to $2.2 million in 2002 from $11.4 million in 2001. The decrease in premiums ceded resulted from: (i) a $7.3 million reduction in premiums ceded under our $25,000 to $300,000 excess of loss reinsurance policy; (ii) a $1.4 million reduction in excess of loss premiums ceded resulting from a change in estimated reinsurance cost for Minnesota excess of loss coverage; and (iii) a decrease in gross premiums earned offset by an increase in non-Minnesota excess of loss costs in 2002.

2004 Outlook: The 2004 outlook for premiums in force, gross premiums earned and premiums ceded include the following factors:

•	Premium rates are expected to increase only slightly on new and renewing policies as we filed our rates at the high end in each region in which we operated in 2003 and 2002, leaving little room to further increase rates in 2004. We expect to continue to improve and add to our agency relationships in 2004. Coupled with an improved A.M. Best rating, we expect to increase premiums in force in 2004 with new business increases occurring primarily in our Minnesota and Michigan regions;

•	Our 2004 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	Premiums ceded under excess of loss policies will increase significantly as a percent of gross premiums earned when compared to the results attained for 2003. We have established a $200,000 retention in all our regions in 2004. The cost of excess of loss reinsurance has increased at all retention levels and for all regions in 2004.

Investment Income and Net Realized Investment Gains: Our investment income includes earnings on our investment portfolio and, in 2002 and 2001, interest on our deposit receivable. Our net realized investment gains, displayed separately on our accompanying Consolidated Statements of Operations, include gains and losses from sales of securities. In 2003, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized investment gains totaling $685,000. In 2002 and 2001, we sold certain securities within the portfolio and realized investment gains totaling $1.9 million and $1.2 million, respectively, as we repositioned the portfolio. Recognition of realized investment gains and losses in the future would depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio returns.

      At December 31, 2003 and 2002, we were invested entirely in U.S. domiciled investment-grade taxable fixed maturity investments. We also held significant cash and cash equivalents totaling $39.7 million and $36.3 million at December 31, 2003 and 2002, respectively. In December 2002, we received $28.8 million from terminating our contract with St. Paul RE (SPR). This amount was reinvested in January and February 2003. In order to reduce the near term interest rate risk on the portfolio, we built our cash position throughout 2003 by holding cash received on mortgage-backed security prepayments and through sales of securities in September 2003 with the expectation that interest rates will rise in the near term. Subsequent to December 31, 2003, we began to diversify our portfolio by investing in tax-exempt municipal securities to take advantage of the tax benefits of those securities and interest rate spreads. We classify our investments as available-for-sale. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.

      Investment income decreased to $4.5 million in 2003 from $5.1 million in 2002. After excluding $736,000 of interest earned on our deposit receivable from SPR in 2002, for which there was no equivalent amount earned in 2003, investment income increased slightly to $4.5 million in 2003 from $4.4 million in 2002. Investment income increased slightly as average invested assets increased to $96.0 million in 2003 from $77.9 in 2002. This increase in investment income resulting from the increase in assets invested was offset by a decrease in interest rates during 2003. Interest rates declined early in the year, reaching a low point in June 2003 before returning to beginning of the year levels by December 2003. Approximately $20.3 million of mortgage-backed securities in our investment portfolio were repaid earlier than expected due to the significant consumer mortgage refinancing that occurred in 2003. The funds that came available could not be reinvested at comparable rates, causing the book investment yield to decline from 2002. Our book investment yield, excluding cash and cash equivalents, declined to 4.6% at December 31, 2003 from 4.9% at December 31, 2002. The investment yields realized in future periods will be affected by yields attained on new investments.

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

2004 Outlook: We expect that income from our investment portfolio for 2004 will be affected by the following:

•	Our investment in tax-exempt municipal bonds will reduce investment income and favorably affect net income as investment yields will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	We expect interest rates to increase in 2004. The timing of any such rate increases in unknown at this time. We intend to invest our excess cash into higher yielding investments in 2004 as the rates increase;

•	Cash flows for 2004 are expected to be adversely affected by decreases in cash flows resulting from claim payments on claims from 2003 and prior years offset by cash flows from our premiums as we increase our premiums earned in 2004;

•	Recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we reposition our portfolio to further manage our portfolio returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

Other Income: We recorded and received a refund totaling $2.1 million from the WCRA in 2001. The WCRA periodically reviews its surplus position and refunds excess surplus to its members. This refund represents our share of the excess surplus of the WCRA at December 31, 2000. No such refunds were received in 2002 or 2003. We do, however, expect that fee-for service revenues will increase in 2004 from the $109,000 and $22,000 realized in 2003 and 2002, respectively.

Total Expenses: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, interest expense and income taxes.

Claim and Claim Settlement Expenses: Claim expenses refer to medical and indemnity benefits that we have paid or expect to pay to claimants for events that have occurred. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the accompanying Consolidated Statements of Operations.

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

      We experienced a decrease in the estimated number of ultimate claims for 2003 compared to 2002 and 2001. The number of estimated ultimate claims by accident year decreased to approximately 9,600 in 2003 from 11,500 in 2002 and 22,100 in 2001. The net decrease correlates directly to: (i) the decrease in gross earned premiums; and (ii) the re-underwriting that we completed with respect to our in force policies in 2002 and 2001. The gross and net average estimated cost per claim (which includes both claim and claim settlement expenses) totaled approximately $5,000 and $4,200 in 2003 compared to $5,500 and $4,900 in 2002 and $4,500 and $3,400 in 2001, respectively. The 2003 decrease in gross and net average estimated cost per claim is primarily the result of our improved ability to manage cases and claims offset by increases in severity (i.e., the average cost of a claim) caused mainly by inflationary pressures. The trend of increasing severity is attributable to a combination of factors that include increasing medical costs and increasing indemnity payments (reimbursements to injured workers for lost wages) per claim. We have also observed a decline in the number of claims being reported over the last several years. The declining frequency of claims contributes to the increasing severity trend because the frequency decline has been concentrated in less expensive claims (claims involving less time-off from work and less severe injuries).

      The number of claims reported but unpaid (open claims) and the approximate average gross and net reserves on these claims each period was: 2003 — 1,115 claims, $28,400 average gross reserve, $21,400 average net reserve; 2002 — 339 claims, $72,800 average gross reserve, $55,900 average net reserve; and 2001 — 300 claims, $89,500 average gross reserve, $44,500 average net reserve. The average gross and net reserves per claim are less in 2003 than in 2002 and 2001 as the open claims include newly reported claims from the later half of 2003, including many with much lower severity that have not had time to close, as well as new claims that are incurred but not yet reported. The remaining open claims from 2002 and 2001 are primarily claims with significant injury characteristics resulting in the increase in outstanding average gross and net reserves per claim.

2003 Compared to 2002: Claim and claim settlement expenses decreased significantly to $27.3 million in 2003 from $40.5 million in 2002. As a percent of premiums earned, claim and claim settlement expenses decreased to 58.9% in 2003 from 67.3% in 2002. These changes are due to the following:

•	The decrease in gross premiums earned as discussed above under “Premiums In Force and Gross Premiums Earned;”

•	The 2003 results include a $6.7 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2002 results which include an $8.4 million decrease in prior years’ reserves. Our estimate for unpaid claim and claim settlement expenses decreased in 2003 due to the following: (i) our ability to manage and close claims has improved over our historical experience; (ii) the re-underwriting of our book of business has resulted in claims with profiles different than experienced historically; (iii) the frequency of claims reported in 2003 for 2002 and prior years was less than anticipated when we determined our liability in 2002; and (iv) our estimate of the liability for unpaid claim and claim settlement expenses is volatile due to our relatively limited twelve-year historical claim data and our small claim population;

•	Claim and claims settlement expenses decreased in total due to the overall decrease in average premiums in force and decreased as a percent of gross premiums earned as premium rate increases realized in 2002 and 2003 flow through 2003 premium earned; and

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2003 as compared to accident year 2002 resulting from inflationary pressures.

2002 Compared to 2001: Claim and claim settlement expenses decreased significantly to $40.5 million in 2002 from $80.1 million in 2001. As a percent of premiums earned, claim and claim settlement expenses decreased to 67.3% in 2002 from 93.1% in 2001. These changes are due to the following:

•	The decrease in gross premiums earned as discussed above under “Premiums In Force and Gross Premiums Earned;”

•	The 2002 results include an $8.4 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2001 results which include a $7.7 million increase in prior years’ reserves. Our estimate for unpaid claim and claim settlement expenses decreased in 2002 due to the following: (i) in March 2002, the Minnesota State legislature changed the way the commissioner assessed self-insured employers and insurers for estimated liabilities and administrative expenses of the Minnesota Special Compensation Fund. The assessment changed from being paid by the insurer on an indemnity payment basis to an assessment charged on premium to the policyholder. We decreased our recorded accrual in 2002 to reflect this legislative change; (ii) the frequency of claims reported in 2002 for 2001 and prior years was less than anticipated when we determined our liability in 2001; (iii) we overestimated the liability for our mandatory participation in state and national assigned risk pool operating results for states in which we operate in 2001 and reversed that excess in 2002; and (iv) our estimate of the liability for unpaid claim and claim settlement expenses is volatile due to our relatively limited historical claim data and small claim population;

•	We recorded estimates of ceded paid and unpaid claim and claim settlement expenses under our $25,000 to $300,000 excess of loss reinsurance agreement totaling $15.2 million in 2001 resulting in a corresponding reduction in 2001 claim and claim settlement expenses. No such benefit was recorded in 2002;

•	We increased renewal premium rates an average of 9.0% in 2002 and 18.5% in 2001 compared to premium rates for the same periods in 2001 and 2000, respectively, reversing a trend of continued rate declines during years prior to 2000. Increases in premium rates have the effect of reducing the ratio of claim and claim settlement expenses to gross premiums earned as losses do not increase with premium rate increases; and

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2002 as compared to accident year 2001 resulting from inflationary pressures.

2004 Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases in premium rates, if any in 2004, will result in increasing premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premiums earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

      At this time, we do not know the ultimate result of these factors on 2004 claim and claim settlement expenses as a percent of premiums earned.

Policy Acquisition Costs: Policy acquisition costs are costs directly related to writing an insurance policy and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, less ceding commissions from our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them.

      The following table summarizes policy acquisition costs (000’s):

	Year Ended December 31,

	2003	2002	2001

Commission expense	$4,000	$4,321	$7,378
Premium tax expense	997	1,048	1,888
Other policy acquisition costs	3,381	935	4,463

Direct policy acquisition costs	8,378	6,304	13,729
Ceding commissions resulting from adjustments to claim and claim settlement estimates for our 1992 to 1994 accident years	—	—	261
Ceding commission on excess of loss reinsurance	(1,500)	—	—

Total policy acquisition costs	$6,878	$6,304	$13,990

      Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $1.5 million in 2003 and reduced our policy acquisition costs. No similar ceding commissions existed in 2002 or 2001. Excluding the effect of ceding commissions, policy acquisition costs increased to $8.4 million in 2003 from $6.3 million in 2002 and decreased from $13.7 million in 2001. As a percent of gross premiums earned, policy acquisition costs increased to 15.4% in 2003 compared to 10.1% in 2002 and 14.1% in 2001. The increase in 2003 reflects the following:

•	Gross premiums earned decreased significantly in 2003 compared to 2002 and 2001 resulting in corresponding decreases in policy acquisition costs;

•	Commission expense increased to 7.3% of gross premiums earned in 2003 from 6.9% in 2002 and decreased from 7.6% in 2001. The increased commission percent in 2003 is the result of our new business growth in 2003 on which we pay higher first-year commission rates. In 2002, our renewal business, on which we pay lower commission rates, significantly outpaced our new business. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense increased slightly to 1.8% of gross premiums earned in 2003 from 1.7% of gross premiums earned in 2002 and decreased slightly from 1.9% in 2001; and

•	Other policy acquisition costs were affected by the following: (i) in 2003, we recorded a $1.5 million increase in other policy acquisition costs reflecting a reallocation of 2002 mandatory reinsurance pool expenses; we were not assessed any reallocation in 2002; (ii) in 2002, Michigan changed the basis of its second injury fund assessment from a claims based assessment to a premium based assessment, resulting in an $851,000 benefit in 2002 compared to no benefit received in 2003; (iii) in 2002, we received a $541,000 favorable adjustment from a state data collection agency resulting from our significant decrease in premiums; and (iv) a general decrease related to the decrease in gross premiums earned.

2004 Outlook: We expect that policy acquisition costs in 2004 will remain relatively flat as a percent of gross premiums earned compared to 2003 after adjusting for the reallocation of mandatory reinsurance pool expenses.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative charges based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

      Our general and administrative expenses increased to $10.8 million in 2003 from $10.0 million in 2002 and decreased from $17.4 million in 2001. As a percent of gross premiums earned, general and administrative expenses increased to 19.8% in 2003 from 16.0% in 2002 and 17.9% in 2001. General and administrative expenses increased in 2003 and decreased in 2002 as follows:

•	General and administrative expenses increased in 2003 from 2002 levels. Significant changes include (i) the reversal of a previously recorded contingent reinsurance commission resulting in $375,000 in expense in 2003; (ii) $217,000 in expenses related to severance and relocation in 2003; (iii) increased professional fees; and (iv) costs associated with investing in the necessary staff and infrastructure to position us for growth;

•	General and administrative expenses declined significantly in 2002 from 2001 due to the following: (i) $2.0 million of restructuring charges related to office closures recorded in 2001, while no offices were closed in 2002; (ii) $400,000 of net margin expense was recorded in 2002 related to our St. Paul RE contract compared to $2.0 million in 2001; and (iii) a decrease to $266,000 of Insurance Guarantee Association (IGA) assessments in 2002 compared to $1.1 million of such IGA assessments in 2001; and

•	General and administrative expenses increased as a percent of premiums earned, after adjusting for restructuring charges, IGA assessments and one-time charges as we had less revenue relative to our fixed operating costs and expenses. We aggressively managed personnel and other operating costs and expenses during 2003 to appropriately align operating expenses with revenues. All expenses continue to be managed aggressively and reduced where appropriate.

2004 Outlook: We expect that general and administrative expenses will be affected by the following:

•	All expenses will continue to be aggressively managed and reduced where appropriate;

•	We have no plans to open additional offices in 2004;

•	We will continually monitor reported claim counts in 2004 and re-examine staffing needs as necessary; and

•	We will make appropriate investments in infrastructure to position us for the future.

Interest Expense: We incurred interest charges on our Term Loan in 2003, 2002 and 2001. We originally borrowed $8.0 million under the Term Loan in March 2000 and paid the remaining amount due in September 2003.

      The Term Loan accrued interest, payable quarterly. We paid interest at rates ranging from 4.03% to 4.66% on the outstanding balance of our Term Loan in 2003 compared to 4.61% to 5.33% in 2002. Interest expense decreased to $48,000 in 2003 from $163,000 in 2002 as a result of the decrease in interest rates, $1.3 million in principal payments in 2003 and $3.3 million in principal payments in 2002.

      We paid interest at rates ranging from 4.61% to 5.33% on the outstanding balance of our Term Loan in 2002 compared to 6.50% to 8.83% in 2001. Interest expense decreased to $163,000 in 2002 from $511,000 in 2001 as a result of the change in interest rates and $3.3 million in principal payments in 2002.

2004 Outlook: We expect to incur no interest charges in 2004.

Income Taxes: We incur federal income taxes on our combined service organization operations (RTW) and insurance operations (ACIC). We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition and payment of income taxes. Adjustments to book income generating current tax assets and liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves, limitations on deductions for bad debt reserves and the acceleration of expensing policy acquisition costs.

      In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.5 million valuation allowance (allowance) against deferred tax assets resulting in a corresponding increase in income tax expense. In 2002, the valuation allowance decreased by $7.9 million to $6.6 million as we were able to carry-back our 2001 operating loss five years resulting in a $3.8 million tax refund, the reversal of certain deferred tax items and use of the 2000 operating loss carry forward to offset income in 2002. This allowance further decreased by $3.0 million in 2003 to $3.6 million as we used the remaining 2001 operating loss carry forward to offset the income we earned in 2003 and further evaluated the asset we expect to realize based on our projected taxable income and available tax planning strategies. We expect any remaining deferred tax assets, net of the allowance, at December 31, 2003, to be realized as a result of the future income and the reversal of existing taxable temporary differences.

      Under the first provision of the Job Creation and Worker Assistance Act of 2002, signed into law in March 2002, we were allowed to carry-back our 2001 net operating loss for five years, to 1996, instead of two years under previous law. We filed our tax return in September 2002, and received a refund totaling approximately $3.3 million as a result of this Federal legislative change from carrying-back our 2001 loss. An additional $475,000 receivable was recorded that related to the carry-back that resulted from revising our financial statements for 2001.

      Income tax benefit for the year ended December 31, 2003 included a $3.0 million benefit resulting from reducing the allowance as we offset current year earnings by losses carried forward from 2001 and $384,000 in alternative minimum tax expense. Income tax benefit for the year ended December 31, 2002 included the following: (i) a $3.8 million benefit from carrying back our 2001 loss five years under the tax law change; (ii) a $4.0 million benefit resulting from reducing the allowance as we realized favorable claim reserve development in 2002; and (iii) a further benefit as we offset current year earnings by losses carried forward from 2000. After excluding the effects of the benefits from reducing the allowance, income tax expense was $2.3 million for 2003 compared to income tax expense of $3.8 million for 2002. As a percent of income before income taxes, the income tax expense before any benefit from reducing the allowance was 34.4% of the income before income taxes in 2003 compared to 37.1% in 2002 and 34.5% of the net loss before income taxes in 2001.

2004 Outlook: Income tax expense will vary based on: (i) the income from operations we earn in 2004; (ii) the amount of tax-exempt income we earn in 2004; and (iii) the changes in the valuation allowance necessary during 2004. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities included only U.S. government securities (62.1%), mortgage-backed securities (36.6%), and asset-backed securities (1.3%) at December 31, 2003. Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In 2003, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized investment gains totaling $685,000. In 2002, we sold certain securities within the portfolio to reduce risk and realized investment gains totaling $1.9 million. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA at December 31, 2003. We do not invest in derivative securities.

      Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Prior to 1999, we generated positive net cash flows from operations due, in part, to timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. These net cash flows decreased significantly in 2001, 2000 and 1999 as we focused on closing old claims by paying earlier to close those claims. Combined with relatively flat premiums in force in 1998, 1999 and 2000 and decreasing premiums since that time, our cash flows from differences in timing have decreased. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly reinsurance premiums under that agreement. Reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement offset similar payments to claimants for those years in 2003. Our investment portfolio decreased $2.2 million to $79.2 million at December 31, 2003 from $81.4 million at December 31, 2002, as a result of these factors. The cash balance at December 31, 2002 included $28.8 million received from St. Paul RE (SPR) from terminating a contract late in December 2002. We invested this cash in January and February 2003. During 2003, interest rates declined, leading to significant mortgage refinancing by consumers, resulting in prepayment or early redemption of our mortgage-backed securities. At December 31, 2003 our cash balance was $39.7 million. We expect that our investments and cash and cash equivalents will decrease in 2004 as we pay claims for 2003 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported.

      We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. Prevailing market interest rates increased slightly since December 31, 2002, and when combined with the sale of select securities to realize gains, resulted in a $1.5 million unrealized gain on investments in 2003 compared to a $3.4 million unrealized gain in 2002.

Unpaid Claim and Claim Settlement Expenses and Reinsurance Recoverables

At December 31, 2003, the liability for unpaid claim and claim settlement expenses totaled $150.0 million and reinsurance recoverables on unpaid claim and claim settlement expenses totaled $71.5 million, resulting in net reserves totaling $78.6 million. The net reserve at December 31, 2002 totaled $89.4 million and included the liability for unpaid claim and claim settlement expenses totaling $181.3 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $91.8 million.

      Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (“reserves”) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves represent the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred in 2003 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we calculate the difference between: (i) projected ultimate claim and claim settlement expenses as determined using generally accepted actuarial standards; and (ii) case reserves and carry the difference as the IBNR reserve. By using both estimates of reported claims and IBNR claims, we estimate the ultimate net reserves for unpaid claim and claim settlement expenses.

      The amount by which estimated net reserves, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development.” Development is unfavorable (or deficient) when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Development is favorable (redundant) when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Favorable or unfavorable development of loss reserves is reflected in earnings in the year recognized.

      Both internal and independent external actuaries review net reserves for adequacy on a periodic basis. This review assumes that past experience, adjusted for the effects of current events and anticipated trends, is an appropriate basis for predicting future events. When reviewing net reserves, actuaries analyze historical data and estimate the effect of various factors on estimated ultimate reserves including: (i) trends in general economic conditions, including the effects of medical and wage inflation; (ii) estimates of trends in claims frequency and severity; (iii) our and industry historical loss experience; and (iv) legislative enactments, legal developments and changes in social and political attitudes. Variables in the reserve estimation process can be affected by both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. There is no precise method for subsequently evaluating the effect of any specific factor on the adequacy of reserves because the eventual deficiency or redundancy is affected by many factors. Additionally, there may be significant reporting lags between the occurrence of the loss and the time it is actually reported to the insurer. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and, accordingly, we supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry.

      Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2003 and 2002 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of December 31, 2003 and represent approximately fifty-five percent (55%) of our net outstanding reserves. Our reserve estimates are most sensitive to changes in the assumption about inflation for the 2003 and 2002 accident years. Each one percent (1%) increase or decrease in the medical inflation rate for these accident years would increase or decrease our net loss reserve estimates at December 31, 2003 by approximately $390,000.

      Our independent actuary provides management with an opinion regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our estimate. We focus in our decision process on improving our financial strength ratings and expect to remain a market for workers’ compensation insurance in all market conditions. In 2003 we established recorded reserves in the upper half of the actuary’s range. The ultimate actual liability may be higher or lower than reserves established.

      Our reserves are primarily undiscounted. We discounted reserves for selected claims that have fixed and determinable future payments, however, at rates ranging from 3.5% to 8.0% in 2003 and 2002. The discount rates in 2003 and 2002 are subject to change as market interest rates change. We use the same rates for Generally Accepted Accounting Principles as we do for Statutory Accounting Practices in determining our liability. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

      After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at December 31, 2003 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. See Notes 1 and 5 in the accompanying Consolidated Financial Statements. The following two tables reconcile the beginning and ending insurance reserves, displayed individually for each of the last three years.

      The following table sets forth reserves on a gross (before reinsurance) basis (000’s):

	Year Ended December 31,

	2003	2002	2001

Gross Reserves for Claim and Claim Settlement Expenses:
Gross reserves for claim and claim settlement expenses, beginning of year	$181,262	$181,310	$128,841
Provision increases (decreases) for claim and claim settlement expenses:
Current year	42,777	56,117	97,510
Prior years	(21,846)	3,593	31,224

Total provision	20,931	59,710	128,734
Payments for claim and claim settlement expenses:
Current year	11,075	13,715	27,024
Prior years	41,074	46,043	49,241

Total payments	52,149	59,758	76,265

Gross reserves for claim and claim settlement expenses, end of year	$150,044	$181,262	$181,310

      The following table sets forth reserves on a net (after reinsurance) basis (000’s):

	Year Ended December 31,

	2003	2002	2001

Net Reserves for Claim and Claim Settlement Expenses:
Net reserves for claim and claim settlement expenses, beginning of year	$89,440	$91,195	$66,996
Plus: Deferred retrospective reinsurance gain, beginning of year	49	449	849
Provision increases (decreases) for claim and claim settlement expenses:
Current year	33,954	49,621	73,557
Prior years	(6,698)	(8,356)	7,731
Write-off of reinsurance recoverable	—	(332)	(785)
Amortization of deferred retrospective reinsurance gain	—	(400)	(400)

Total provision	27,256	40,533	80,103
Payments for claim and claim settlement expenses:
Current year	10,761	13,715	25,062
Prior years	27,357	28,973	31,242

Total payments	38,118	42,688	56,304
Less: Deferred retrospective reinsurance gain, end of year	(49)	(49)	(449)

Net reserves for claim and claim settlement expenses, end of year	$78,578	$89,440	$91,195

      The following loss reserve development table sets forth the change, over time, of gross reserves established for claim and claim settlement expenses at the end of the last ten years. The following gross loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993

	(000’s)
Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256	$37,138	$28,165	$13,279
Paid (cumulative) as of:
One year later		$41,075	$46,043	$49,241	$45,933	$37,062	$28,315	$20,529	$10,032	$7,625	$4,065
Two years later			73,086	74,681	67,442	56,031	42,889	29,841	15,306	10,899	6,390
Three years later				90,484	78,244	65,664	50,558	35,370	18,415	13,261	7,392
Four years later					85,754	70,631	54,835	38,880	19,964	14,449	8,284
Five years later						73,979	57,261	41,029	21,289	15,126	8,754
Six years later							59,012	41,980	22,117	15,650	8,839
Seven years later								42,728	22,702	15,952	9,032
Eight years later									23,020	16,226	9,182
Nine years later										16,332	9,204
Ten years later											9,255
Reserves re-estimated as of:
End of year	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256	$37,138	$28,165	$13,279
One year later		159,415	183,923	160,065	118,205	85,384	72,443	44,862	26,086	23,486	13,083
Two years later			166,738	168,222	130,120	95,696	64,499	48,233	22,295	16,774	11,281
Three years later				157,251	137,002	101,893	73,031	44,587	24,111	15,776	9,258
Four years later					129,819	107,522	75,554	50,552	23,054	16,545	9,180
Five years later						103,064	79,398	52,063	26,485	16,274	9,392
Six years later							76,610	54,327	27,237	18,243	9,120
Seven years later								53,047	28,411	18,949	9,963
Eight years later									28,533	19,485	10,283
Nine years later										19,969	10,198
Ten years later											10,695
Initial reserves in excess of (less than) re-estimated reserves
Amount		$21,847	$14,572	$(28,410)	$(29,988)	$(5,795)	$(15,541)	$(3,791)	$8,605	$8,196	$2,584
Percent		12.1%	8.0%	(22.1)%	(30.0)%	(6.0)%	(25.4)%	(7.7)%	23.2%	29.1%	19.5%

      The table above represents the development of balance sheet gross reserves for 1993 through 2003. The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded gross reserves, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

      The “initial reserves in excess of (less than) re-estimated reserves” rows represent the aggregate change in the estimates over all prior years. For example, the 1998 reserve developed a $5.8 million net deficiency over the course of the succeeding years.

      In evaluating this information, it should be noted that each amount includes the total of all changes in amounts for prior periods. For example, the amount of redundancy (deficiency) to losses settled in 2002, but incurred in 1999, is included in the cumulative redundancy (deficiency) amounts in 1999, 2000 and 2001. This table does not present accident or policy year development data, which certain readers may be more accustomed to analyzing. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on this table.

      The following loss reserve development table sets forth the change, over time, of net reserves established for claim and claim settlement expenses at the end of the last ten years. The following net loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256	$37,138	$28,165	$13,279
Reinsurance recoverables	71,466	91,822	90,115	61,845	41,179	21,403	5,374	6,183	8,312	13,902	9,593

Net reserves for unpaid claim and claim settlement expenses	$78,578	$89,440	$91,195	$66,996	$58,652	$75,866	$55,695	$43,073	$28,826	$14,263	$3,686

Paid (cumulative) as of:
One year later		$27,357	$30,285	$32,028	$35,932	$34,380	$27,737	$19,439	$8,595	$4,639	$1,436
Two years later			43,825	43,823	48,069	49,958	42,046	28,173	12,894	6,476	2,150
Three years later				49,531	54,360	56,376	49,671	33,438	15,521	7,863	2,348
Four years later					58,113	60,453	53,814	36,904	16,869	8,569	2,654
Five years later						63,278	56,140	38,919	18,020	9,046	2,816
Six years later							57,903	39,770	18,714	9,396	2,847
Seven years later								40,530	19,200	9,564	2,932
Eight years later									19,530	9,738	2,985
Nine years later										9,857	2,972
Ten years later											3,005
Reserves re-estimated as of:
End of year	$78,578	$89,440	$91,195	$66,996	$58,652	$75,866	$55,695	$43,073	$28,826	$14,263	$3,686
One year later		82,403	82,839	74,727	74,181	67,753	66,674	39,988	20,751	12,789	3,784
Two years later			79,545	71,202	76,502	77,205	61,075	43,484	18,469	9,318	3,416
Three years later				71,911	75,321	78,331	68,065	41,451	19,796	8,984	2,782
Four years later					77,443	78,772	69,474	45,959	19,389	9,669	2,861
Five years later						80,522	69,595	47,147	21,254	9,692	2,972
Six years later							69,926	47,126	22,568	10,330	2,927
Seven years later								46,969	22,388	11,675	3,106
Eight years later									22,342	11,234	3,818
Nine years later										11,327	3,555
Ten years later											3,571
Initial reserves in excess of (less than) re-estimated reserves
Amount		$7,397	$11,650	$(4,915)	$(18,791)	$(4,656)	$(14,231)	$(3,896)	$6,484	$2,936	$115
Percent		8.3%	12.8%	(7.3)%	(32.0)%	(6.1)%	(25.6)%	(9.0)%	22.5%	20.6%	3.1%

      The table above represents the development of balance sheet net reserves for 1993 through 2003. The top three rows of the table reconcile gross reserves to net reserves for unpaid claim and claim settlement expenses recorded at the balance sheet date for each of the indicated years.

      The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year.

      The lower portion of the table shows the re-estimated amount of the previously recorded net reserves, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years. For example, for the 1998 calendar year valued as of December 31, 2003, we paid $63.3 million of the currently estimated $80.5 million of claim and claim settlement expenses that were incurred through the end of 1998. Thus, the difference, an estimated $17.2 million of claim and claim settlement expenses incurred through 1998, remained unpaid as of December 31, 2003.

      The “initial reserves in excess of (less than) re-estimated reserves” rows represent the aggregate change in the estimates over all prior years. For example, the 1998 reserve developed a $4.7 million net deficiency over the course of the succeeding years. The net amount has been included in income and the changes have been recorded in the period identified. The cumulative net deficiencies in 2000 and 1999 are the result of reserve development inherent in the uncertainty in establishing reserves and anticipated loss trends. As discussed above, due to our relatively limited historical claim data and small claim population, our estimate of the liability for net reserves is difficult and volatile. As discussed further below, the reserve redundancy in 2001 is the result of accrual reversals resulting from changes in methods of assessing second injury funds, lower frequency in claims reported from the estimate at December 31, 2001, and reductions in amounts expected to be incurred for our participation in mandatory state and national assigned risk pools.

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

      The following table is derived from the loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 2003. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimate (increase) decrease for the indicated accident year (000’s):

											Cumulative
	Effect of Reserve Re-Estimates on Calendar Year Operations:										Re-Estimates
											for Each
	2003	2002	2001	2000	1999	1998	1997	1996	1995	Pre-1995	Accident Year

Accident Year:
1992	(30)	2	(6)	(19)	38	(15)	(37)	38	58	(206)	(177)
1993	14	261	(706)	(160)	7	(96)	(42)	596	310	(165)	19
1994	(77)	178	(633)	(459)	(68)	(574)	413	2,837	1,106		2,723
1995	139	(261)	31	(1,227)	430	(642)	1,948	4,604			5,022
1996	111	(159)	126	(2,643)	1,626	(2,169)	803				(2,305)
1997	(488)	(142)	(221)	(2,482)	3,566	(7,483)					(7,250)
1998	(1,419)	(320)	283	(2,462)	2,514						(1,404)
1999	(372)	1,622	(1,195)	(6,077)							(6,022)
2000	1,413	2,344	(5,410)								(1,653)
2001	4,003	4,831									8,834
2002	3,404										3,404

Total	$6,698	$8,356	$(7,731)	$(15,529)	$8,113	$(10,979)	$3,085	$8,075	$1,474	$(371)	$(1,191)

      The 2003 results include a $6.7 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2002 results which include an $8.4 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses decreased in 2003 due to the following: (i) the frequency of claims reported in 2003 for 2002 and prior years was less than anticipated when we determined our liability in 2002; and (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.

      The 2002 results include an $8.4 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2001 results which include a $7.7 million increase in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses decreased in 2002 due to the following: (i) in March 2002, the Minnesota State legislature changed the way the commissioner assessed self-insured employers and insurers for estimated liabilities and administrative expenses of the Minnesota Special Compensation Fund. The assessment changed from being paid by the insurer on indemnity payment basis to an assessment charged on premium to the policyholder. We decreased our recorded accrual to reflect this legislative change; (ii) the frequency of claims reported in 2002 for 2001 and prior years was less than anticipated when we determined our liability in 2001; (iii) we overestimated the liability for our mandatory participation in state and national assigned risk pool operating results for states in which we operate in 2001 and reversed that excess in 2002; and (iv) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.

Liquidity and Capital Resources

      Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

      Our primary sources of cash from operations are premiums collected, reimbursements under reinsurance contracts and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. In 2003 and 2002, reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement, which began in mid 1998 and ran-off in 2001, offset similar payments to claimants for those years. This trend will continue in 2004. We further expect that cash and investments will remain at levels reported at December 2003 in 2004. Available cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash and a money market fund that invest primarily in short-term government securities.

      Cash provided by operating activities was $4.4 million for 2003. This is primarily a result of net income of $7.0 million, a decrease in amounts due from reinsurers of $21.6 million, a decrease of $3.0 million in accrued expenses and other liabilities, a $2.1 million increase in unearned premiums, net of premiums receivable and depreciation expense of $1.2 million offset by a decrease of $31.2 million in unpaid claim and claim settlement expenses and net realized investment gains totaling $685,000. Net cash provided by investing activities was $212,000 due to $27.6 million in proceeds from sales of securities and $5.7 million in maturities of investments offset by $32.9 million in purchases of securities and $175,000 in purchases of fixed assets. Net cash used in financing activities was $1.2 million due primarily to principal payments on our note payable in 2003.

      Our need for additional capital is primarily the result of regulations that require certain ratios of regulatory or statutory capital to premiums written in our insurance subsidiary as defined by state regulatory bodies and insurance rating agencies. Raising additional permanent capital, while difficult in the current environment in which we operate, would stabilize our ratio of premium to capital and provide a solid base for the future growth of our insurance subsidiary. As an alternative to raising additional capital, additional reinsurance would have the effect of reducing the ratio of premiums to capital and may be used to satisfy state regulatory requirements.

      State insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The maximum amount of dividends that can be paid by ACIC to us in any year is equal to the greater of: (i) 10% of ACIC’s statutory surplus as of the end of the previous fiscal year; or (ii) the statutory net gain from operations (not including realized capital gains) of ACIC in its most recent fiscal year. Based on this limitation, the maximum dividend that ACIC could pay to us in 2004, without regulatory approval, is approximately $3.3 million. (See Note 9 of Notes to Consolidated Financial Statements.) ACIC has never paid a dividend to us and we intend to retain capital in our insurance subsidiary.

      On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. We repurchased 18,619 shares in 2003 for approximately $37,000, 41,324 shares in 2002 for approximately $78,000 and 334,750 shares for approximately $2.7 million through 2001. We repurchased these shares on the open market or through private transactions based upon market conditions and availability. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.

      At December 31, 2003, investments of $21.9 million were held as statutory deposits and pledged as collateral. This did not have an adverse effect on our liquidity. We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations, and capital expenditures for the next 12 months.

Contractual Obligations

      Our contractual obligations consist solely of operating leases for our facilities. Future minimum (base) rental payments required under the leases, as of December 31, 2003, are as follows (000’s):

2004	$1,280
2005	1,151
2006	931
2007	580

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

Regulation

      Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 2003, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

      In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification). Codification is intended to standardize regulatory accounting and reporting to state insurance departments and became effective January 1, 2001. Statutory accounting principles, however, will continue to be established by individual state laws and permitted practices. The State of Minnesota required adoption of Codification for preparing statutory financial statements for financial periods occurring on or after January 1, 2001. Adoption of the Codification increased our statutory capital and surplus by approximately $1.9 million on January 1, 2001.

Effect of Recent Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) has issued SFAS No. 148, “Accounting for Stock-Based Compensation — an Amendment of FASB 123”; SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”; and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Emerging Issues Task Force (EITF) of the FASB issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. After reviewing these pronouncements, we have determined that adoption of these statements is not expected to have an effect on our consolidated results of operations and financial position, except as follows:

•	SFAS No. 148, “Accounting for Stock-Based Compensation — an Amendment of FASB 123” requires additional disclosures in our financial statements, but does not affect our consolidated results of operation and financial position at December 31, 2003 and for the year then ended.

•	EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” requires additional disclosures in our financial statements, but does not affect our consolidated results of operation and financial position at December 31, 2003 and for the year then ended.

Forward-Looking Statements

      Information included in this Report on Form 10-K which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to retain renewing policies and write new business with a B+ (Very Good, Secure) rating from A.M. Best; (ii) our ability to extend our workers’ compensation services to self-insured employers and other alternative markets; (iii) our ability to continue to increase pricing on insured products in the markets in which we remain; (iv) the ability of our reinsurers to honor their obligations to us; (v) our ability to accurately predict claim development; (vi) our ability to provide our proprietary products and services to self-insured parties successfully; (vii) our ability to manage both our existing claims and new claims in an effective manner; (viii) our experience with claims frequency and severity; (ix) medical inflation; (x) competition and the regulatory environment in which we operate; (xi) general economic and business conditions; (xii) our ability to obtain and retain reinsurance at a reasonable cost; (xiii) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xiv) interest rate changes; and (xv) other factors as noted in our other filings with the SEC. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may affect our future performance.

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
RTW, Inc.
Minneapolis. Minnesota

      We have audited the accompanying consolidated balance sheets of RTW, Inc. (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RTW, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG, LLP

January 23, 2004

Minneapolis, Minnesota

RTW, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	(In thousands, except
	share data)
ASSETS
Investments at fair value, amortized cost of $77,674 and $77,994	$79,171	$81,410
Cash and cash equivalents	39,650	36,288
Accrued investment income	769	695
Premiums receivable, less allowance of $225 and $220	3,482	3,537
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	71,466	91,822
On paid claim and claim settlement expenses	854	2,109
Deferred policy acquisition costs	926	736
Furniture and equipment, net	1,242	1,619
Other assets	4,608	5,618

Total assets	$202,168	$223,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$150,044	$181,262
Unearned premiums	9,180	7,130
Accrued expenses and other liabilities	7,357	4,382
Notes payable	—	1,250

Total liabilities	166,581	194,024
Commitments and contingencies	—	—
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,125,000 and 5,115,000 shares	20,644	20,619
Retained earnings	13,970	6,971
Accumulated other comprehensive income	973	2,220

Total shareholders’ equity	35,587	29,810

Total liabilities and shareholders’ equity	$202,168	$223,834

See notes to consolidated financial statements.

RTW, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands, except share
	and per share data)
Revenues:
Gross premiums earned	$54,431	$62,506	$97,420
Premiums ceded	(8,141)	(2,242)	(11,363)

Premiums earned	46,290	60,264	86,057
Investment income	4,474	5,139	6,415
Net realized investment gains:
Realized investment gains	685	1,930	1,225
Realized investment losses	—	(209)	(62)

Net realized investment gains	685	1,721	1,163
Other income	109	22	2,088

Total revenues	51,558	67,146	95,723
Expenses:
Claim and claim settlement expenses	27,256	40,533	80,103
Policy acquisition costs	6,878	6,304	13,990
General and administrative expenses	10,789	9,984	17,391

Total expenses	44,923	56,821	111,484

Income (loss) from operations	6,635	10,325	(15,761)
Interest expense	48	163	511

Income (loss) before income taxes	6,587	10,162	(16,272)
Income tax (benefit) expense	(412)	(4,157)	8,943

Net income (loss)	$6,999	$14,319	$(25,215)

Income (loss) per share:
Basic income (loss) per share	$1.37	$2.78	$(4.89)

Diluted income (loss) per share	$1.32	$2.78	$(4.89)

Weighted average shares outstanding:
Basic shares outstanding	5,114,000	5,146,000	5,152,000

Diluted shares outstanding	5,296,000	5,154,000	5,152,000

See notes to consolidated financial statements.

RTW, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

				Accumulated
		Comprehensive	Retained	Other	Total
	Common	Income	Earnings	Comprehensive	Shareholders’
	Stock	(Loss)	(Deficit)	Income	Equity

	(In thousands)
Balance at January 1, 2001	$20,665		$17,867	$204	$38,736
Comprehensive income (loss):
Net loss	—	$(25,215)	(25,215)	—	(25,215)
Other comprehensive income, net of tax:
Change in unrealized investment gains	—	678	—	678	678

Comprehensive loss		$(24,537)

Retirement of common stock	(10)		—	—	(10)
Issuance of shares under ESPP	33		—	—	33

Balance at December 31, 2001	20,688		(7,348)	882	14,222
Comprehensive income:
Net income	—	$14,319	14,319	—	14,319
Other comprehensive income, net of tax:
Change in unrealized investment gains	—	1,338	—	1,338	1,338

Comprehensive income		$15,657

Retirement of common stock	(79)		—	—	(79)
Issuance of shares under ESPP	10		—	—	10

Balance at December 31, 2002	20,619		6,971	2,220	29,810
Comprehensive income (loss):
Net income	—	$6,999	6,999	—	6,999
Other comprehensive income (loss), net of tax:
Change in unrealized investment gains	—	(1,247)	—	(1,247)	(1,247)

Comprehensive income		$5,752

Retirement of common stock	(37)		—	—	(37)
Stock options exercised	19		—	—	19
Issuance of shares under ESPP	43		—	—	43

Balance at December 31, 2003	$20,644		$13,970	$973	$35,587

See notes to consolidated financial statements.

RTW, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,999	$14,319	$(25,215)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized investment gains	(685)	(1,721)	(1,163)
Depreciation and amortization	1,191	963	1,690
Deferred income taxes	(828)	(721)	8,701
Changes in assets and liabilities:
Deposit receivable	—	17,635	(17,635)
Reinsurance recoverables	21,611	(777)	(29,014)
Unpaid claim and claim settlement expenses	(31,218)	(48)	52,469
Unearned premiums, net of premiums receivable	2,105	520	744
Other, net	5,200	(4,790)	2,907

Net cash provided by (used in) operating activities	4,375	25,380	(6,516)
Cash flows from investing activities:
Maturities of investments	5,650	—	—
Purchases of available-for-sale investments	(32,903)	(64,320)	(83,341)
Proceeds from sales of available-for-sale investments	27,618	75,482	92,839
Purchases of furniture and equipment	(175)	(630)	(379)
Disposals of furniture and equipment	22	270	872

Net cash provided by investing activities	212	10,802	9,991
Cash flows from financing activities:
Payments on notes payable	(1,250)	(3,250)	(2,500)
Stock options exercised	19	—	—
Issuance of common stock under ESPP	43	10	33
Retirement of common stock	(37)	(79)	(10)

Net cash used in financing activities	(1,225)	(3,319)	(2,477)

Net increase in cash and cash equivalents	3,362	32,863	998
Cash and cash equivalents at beginning of year	36,288	3,425	2,427

Cash and cash equivalents at end of year	$39,650	$36,288	$3,425

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$27	$138	$641

Income tax payments (refunds)	$115	$(2,976)	$(1,559)

See notes to consolidated financial statements.

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002, and 2001

Note 1 —	Summary of Significant Accounting Policies

Organization — RTW, Inc. (RTW) provides insured and fee-for-service workers’ compensation products and services to employers. Insurance products are written for employers through RTW’s wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC). Collectively, “we,” “our” and “us” will refer to these entities in these Notes to Consolidated Financial Statements.

      We benefit from our ability to reduce workers’ compensation costs and provide employers the ability to control their workers’ compensation programs. Our insurance subsidiary is domiciled in Minnesota and is licensed in twenty-three states. We wrote business primarily in Minnesota, Colorado and Michigan during 2003. In 2002, we non-renewed all insurance policies in our Missouri and Massachusetts regions and completed our run-off of all policies in these regions by February 2003. We operate in a single business segment, workers’ compensation products and services.

      The following explains the accounting policies we use to arrive at some of the more significant amounts in our financial statements.

Accounting Principles — We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

Consolidation — Our consolidated financial statements include the accounts of RTW and ACIC. We eliminate all inter-company accounts and transactions in consolidation.

Use of Estimates — We make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date and the recorded amounts of revenues and expenses during the reporting period. Our most significant estimates are those relating to our reinsurance recoverables on unpaid claim and claim settlement expenses, unpaid claim and claim settlement expenses, income taxes, deferred income taxes and an accrual for premium adjustments. We continually review our estimates and assumptions and make adjustments as necessary. Our actual results could vary significantly from the estimates we make.

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

      We continually monitor the difference between investment cost and fair value for each of our securities. If any security experiences a decline in value that is determined to be other than temporary, we reduce the security’s carrying value for the decline and record a realized loss in the Consolidated Statements of Operations. No securities were reduced for declines in fair value in 2003, 2002 or 2001.

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

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable and other assets and liabilities that are considered financial instruments are generally of a short-term nature. The carrying values of these instruments approximate their fair values. The carrying values and fair values of investments are disclosed in Note 3.

Deferred Policy Acquisition Costs — The costs directly related to writing an insurance policy are referred to as policy acquisition costs and consist of commissions, state premium taxes and other direct underwriting expenses. Although these costs arise when we issue a policy, we defer certain costs, principally commissions and state premium taxes. These costs are amortized to expense as premium revenue is recognized and are reported net of ceding commissions in the Consolidated Statement of Operations.

      If deferred policy acquisition costs were to exceed the sum of unearned premiums net of reinsurance and related anticipated investment income less expected claim and claim settlement expenses, we would immediately expense the excess costs.

Depreciation — We depreciate furniture and equipment on a straight-line basis over the estimated useful life of the asset (five to ten years). Furniture and equipment are recorded at cost less accumulated depreciation of $4.4 million and $4.0 million at December 31, 2003 and 2002 respectively.

Income Taxes — We compute all income tax amounts using the liability method. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using presently enacted tax rates. Deferred tax assets are recognized for tax credit and net operating loss carry-forwards, reduced by a valuation allowance which is established when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates or regulations is recognized in income in the period that includes the enactment date.

Unpaid Claim and Claim Settlement Expenses — Claim expenses refer to amounts that we paid or expect to pay to claimants for insured events that have occurred. The costs of investigating, resolving and processing claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, as “Claim and claim settlement expenses” in the Consolidated Statements of Operations.

      Our “Unpaid claim and claim settlement expenses” represent reserves established for the estimated total unpaid cost of claim and claim settlement expenses for insured events that occurred on or prior to each balance sheet date. The reserves are primarily undiscounted; however, we discounted selected claims that have fixed or determinable future payments by $505,000 in 2003 and $438,000 in 2002 using discount factors ranging from 3.5% to 8.0%. These reserves reflect our estimates of the total cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported. Our estimates consider such variables as past loss experience, current claim trends and prevailing social, economic and legal environments. We have a limited amount of historical data to use in estimating our reserves for unpaid claim and claim settlement expenses because we commenced operations in 1992. As a result, we supplement our experience with external industry data, as adjusted to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation — Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under the ESPP based on the fair value method described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net (loss) income and basic and dilutive net (loss) income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	2003	2002	2001

Net income (loss):
As reported	$6,999	$14,319	$(25,215)
Pro forma	6,814	14,110	(25,532)
Basic income (loss) per share:
As reported	1.37	2.78	(4.89)
Pro forma	1.33	2.74	(4.96)
Dilutive income (loss) per share:
As reported	1.32	2.78	(4.89)
Pro forma	1.29	2.74	(4.96)

      The weighted average fair value of options granted under the ESPP and 1994 Stock Plan during 2003, 2002 and 2001 is estimated at $1.48, $2.94 and $2.19, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 115.3% to 131.5% in 2003, 125.6% in 2002 and 182.8% in 2001; risk-free interest rates ranging from 1.05% to 7.70%; and an expected life of 1 to 5 years.

Effect of Recent Accounting Pronouncements — In 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — an Amendment of FASB 123”. The standard requires additional disclosures in our financial statements, but does not affect our consolidated results of operation and financial position at December 31, 2003 and for the year then ended.

      The Emerging Issues Task Force (EITF) of the FASB has issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The disclosure provisions of this rule, which are addressed in Note 3, require tabular presentation of certain information regarding investment securities with gross unrealized losses.

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

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the numerators and denominators of basic and diluted income (loss) per share:

	2003	2002	2001

Net income (loss) (000’s)	$6,999	$14,319	$(25,215)

Basic weighted average shares outstanding	5,114,000	5,146,000	5,152,000
Effect of dilutive stock options	182,000	8,000	—

Diluted weighted average shares outstanding	5,296,000	5,154,000	5,152,000

Basic income (loss) per share	$1.37	$2.78	$(4.89)

Diluted income (loss) per share	$1.32	$2.78	$(4.89)

      Options to purchase 1.5 million shares of common stock at prices ranging from $1.98 to $38.67 were outstanding during 2001 but excluded from computing diluted IPS due to our 2001 net loss. Diluted weighted average shares outstanding would have increased by 4,000 shares in 2001 had these shares not been anti-dilutive in the computation.

Note 3 —	Investments

Valuation of Investments — The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2003	Cost	Gains	Losses	Value

U.S. government securities	$48,152	$1,158	$(155)	$49,155
Asset-backed securities	1,008	3	—	1,011
Mortgage-backed securities	28,514	509	(18)	29,005

Total investments	$77,674	$1,670	$(173)	$79,171

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2002	Cost	Gains	Losses	Value

U.S. government securities	$45,463	$2,581	$(21)	$48,023
Asset-backed securities	1,009	6	—	1,015
Mortgage-backed securities	31,522	861	(11)	32,372

Total investments	$77,994	$3,448	$(32)	$81,410

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The gross unrealized losses and fair value of our investments aggregated by the length of time that individual securities have been in a continuous unrealized loss position are as follows (000’s):

	Less Than		Greater Than
	Twelve Months		Twelve Months

		Gross		Gross		Total Gross
	Fair	Unrealized	Fair	Unrealized	Total Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government securities	$15,172	$(155)	$—	$—	$15,172	$(155)
Mortgage-backed and asset-backed securities	2,450	(18)	—	—	2,420	(18)

Total investments	$17,622	$(173)	$—	$—	$17,622	$(173)

      The gross unrealized loss in all cases is the result of a decline in interest rates and not as a result of a deterioration of the credit quality of the issuers. All issues carry a credit quality of AAA (Standard & Poors). We have the ability to hold all of these securities to maturity. We consider all relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include: (i) the length of time the fair value has been below cost; (ii) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (iii) our ability and intent to hold the security to maturity or until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

Deposits — Included in investments are U.S. government securities on deposit with various regulatory authorities, as required by law, with a fair value of $21.9 million and $27.7 million at December 31, 2003 and 2002, respectively.

      Additionally, included in investments are U.S. government securities pledged as collateral against a letter of credit provided to an insurer, with a fair value of $4.1 million and $4.3 million at December 31, 2003 and December 31, 2002.

Fixed Maturities by Maturity Date — The following table presents the amortized cost and fair value of investments by contractual maturity at December 31, 2003. Actual maturities may differ from those stated as a result of calls and prepayments (000’s):

	Amortized	Estimated
	Cost	Fair Value

Maturing in:
One year or less	$11,365	$11,447
Over one year through five years	10,377	10,677
Over five years through ten years	14,594	14,695
Over ten years	12,824	13,347
Mortgage-backed securities with various maturities	28,514	29,005

Total investments	$77,674	$79,171

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Investment Income — Investment income includes income from the following sources (000’s):

	2003	2002	2001

Fixed maturity investments	$4,346	$4,221	$5,599
Interest on deposit receivable	—	736	518
Short-term investments	128	144	286
Other	—	38	12

Investment income	$4,474	$5,139	$6,415

Note 4 —	Reinsurance

Our financial statements reflect the effects of ceded reinsurance transactions. We purchase reinsurance to protect us from potential losses in excess of the level we are willing to accept. Our primary reinsurance is excess of loss coverage that limits our per-incident exposure.

      We report reinsurance related balances on a “gross” basis on the balance sheet, resulting in reinsurance recoverable amounts on unpaid and on paid claim and claim settlement expenses recorded as assets. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policy.

      The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

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

      We decreased our retention in 2003 to further reduce volatility in our operating results.

      For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in each of 2002, 2001 and 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $49,000 at December 31, 2003. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however, the policy was effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower level excess of loss reinsurance policy.

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2003	2002

Excess of loss reinsurance through various reinsurers	$71,466	$91,822

      The effect of ceded reinsurance on premiums written and claim and claim settlement expenses are as follows (000’s):

	2003	2002	2001

Premiums written:
Direct	$56,468	$59,898	$94,703
Ceded	(8,141)	(2,242)	(11,363)

Net premiums written	$48,327	$57,656	$83,340

Claim and claim settlement expenses:
Direct	$20,932	$60,109	$128,734
Ceded	6,324	(19,576)	(48,631)

Net claim and claim settlement expenses	$27,256	$40,533	$80,103

      During 2003, the Company re-evaluated and lowered its estimate for excess of loss unpaid claim and claim settlement expenses by $15.1 million, which inures to the benefit of our reinsurers. Excluding the effect of this benefit, our ceded losses to reinsurers would have been $8.8 million.

      The reinsurance recoverable on paid claim and claim settlement expenses consists primarily of receivables from paid claim and claim settlement expenses that were submitted but not yet reimbursed by reinsurers at December 31, 2003 and 2002.

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

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000’s):

	2003	2002	2001

Balance at January 1	$181,262	$181,310	$128,841
Less reinsurance recoverables	(91,822)	(90,115)	(61,845)
Plus deferred gain on retrospective reinsurance	49	449	849

Net balance at January 1	89,489	91,644	67,845
Incurred related to:
Current year	33,954	49,621	73,557
Prior years	(6,698)	(8,356)	7,731
Write-off of reinsurance recoverable	—	(332)	(785)
Amortization of deferred retrospective reinsurance gain	—	(400)	(400)

Total incurred	27,256	40,533	80,103
Paid related to:
Current year	10,761	13,715	25,062
Prior years	27,357	28,973	31,242

Total paid	38,118	42,688	56,304

Net balance at December 31	78,627	89,489	91,644
Plus reinsurance recoverables	71,466	91,822	90,115
Plus deferred gain on retrospective reinsurance	(49)	(49)	(449)

Balance at December 31	$150,044	$181,262	$181,310

      Changes in estimates of unpaid claim and claim settlement expenses for prior years decreased the provision for claim and claim settlement expenses by $6.7 million in 2003 and $8.4 million in 2002 and increased the provision for claim and claim settlement expenses by $7.7 million in 2001.

      Our estimate for unpaid claim and claim settlement expenses decreased in 2003 due to the following: (i) the frequency of claims reported in 2003 for 2002 and prior years was less than anticipated when we determined our liability in 2002; and (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.

      Our estimate for reinsurance receivables decreased in 2003 due to: (i) the re-evaluation and lowering of our estimate for gross unpaid claim and claim settlement expenses by $15.1 million; and (ii) payments and the related recoveries on prior year ceded claim and claim settlement expenses.

Note 6 —	Notes Payable

In March 2000, we borrowed $8.0 million under a term loan agreement to fund the repurchase of common stock from certain of our shareholders. We paid $1.0 million in principal on the term loan in 2000, an additional $2.5 million in 2001, $3.3 million in 2002 and the remaining $1.2 million in 2003. We paid interest at an adjusted LIBOR rate on the term loan (adjusted LIBOR was 4.66% at December 31, 2002). The term loan was paid in full in September 2003.

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes

Income tax expense (benefit) consists of the following (000’s):

	2003	2002	2001

Current:
Federal	$288	$(3,521)	$—
State	128	85	242

Total current tax (benefit) expense	416	(3,436)	242
Deferred:
Federal	(828)	(721)	8,585
State	—	—	116

Total deferred tax (benefit) expense	(828)	(721)	8,701

Income tax (benefit) expense	$(412)	$(4,157)	$8,943

      Our income tax (benefit) expense differs from the federal statutory rate as follows (000’s):

	2003	2002	2001

Federal income tax expense (benefit) at 35%	$2,305	$3,557	$(5,695)
Increase (reduction) in income tax expense (benefit) resulting from:
State income taxes, net of federal income tax benefit	79	242	228
Non-deductible investment amortization and tax-exempt investment income	11	18	(48)
Deferred income tax valuation allowance	(3,060)	(7,927)	14,560
Other	253	(47)	(102)

Income tax (benefit) expense	$(412)	$(4,157)	$8,943

      Differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years are called temporary

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differences. The tax effects of temporary differences that give rise to net deferred tax assets, included within other assets, are as follows (000’s):

	2003	2002

Unpaid claim and claim settlement expenses	$5,988	$6,452
Net operating loss carry-forward	—	2,598
Accrued second injury funds	90	483
Unearned premiums	1,877	889
Office closure costs	88	145
Retrospective reinsurance	17	17
Other	642	235

Deferred tax assets	8,702	10,819
Net unrealized gain on securities	(524)	(1,196)
Deferred policy acquisition costs	(894)	(756)
Depreciation	(211)	(234)

Deferred tax liabilities	(1,629)	(2,186)

Net deferred tax assets before valuation allowance	7,073	8,633
Valuation allowance	(3,573)	(6,633)

Net deferred tax asset	$3,500	$2,000

      In assessing the realizability of deferred tax assets, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. At December 31, 2001, we established a $14.5 million valuation allowance against deferred tax assets resulting in a corresponding adjustment to income tax expense. In 2002, the valuation allowance decreased by $7.9 million to $6.6 million as we were able to carry-back our 2001 operating loss five years resulting in a $3.8 million tax refund, the reversal of certain deferred tax items and use of the 2000 operating loss carry forward to offset income in 2002. This allowance further decreased by $3.0 million in 2003 to $3.6 million as we used the remaining 2001 operating loss carry forward to offset the income we earned in 2003 and further evaluated the asset we expect to realize based on our projected taxable income and available tax planning strategies. We expect the remaining deferred tax asset, net of the valuation allowance, at December 31, 2003 to be realized as a result of income and the reversal of existing taxable temporary differences in the future. Deferred tax assets are included in other assets on the Consolidated Balance Sheets.

      Income taxes receivable were approximately $492,000 and $793,000 at December 31, 2003 and 2002, respectively, and are included in other assets.

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

1995 Employee Stock Purchase Plan — The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In 2003, the shares reserved for distribution under the plan were increased from 100,000 to 150,000 shares. The ESPP terminates in ten years and will be carried out in phases, each consisting

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of one year or a different period of time approved by the Board of Directors. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase in the most recent three years completed through 2003:

	Shares	Purchase
Phase:	Purchased	Price

Beginning April 2000, expiring April 2001	9,490	$3.40
Beginning April 2001, expiring April 2002	5,047	1.90
Beginning April 2002, expiring April 2003	20,649	2.07

      The eighth one-year phase began in April 2003 and expires in April 2004.

      Our liability for employee contributions withheld at December 31, 2003 and 2002 for the purchase of shares in April 2004 and April 2003 under the ESPP was $47,000 and $51,000, respectively.

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

      Options granted, exercised, canceled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified

		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price

Balance, January 1, 2001	320,730	$12.56	263,226	$13.31
Granted	46,000	4.93	217,500	1.98
Canceled	(74,340)	10.71	—	—

Balance, December 31, 2001	292,390	11.83	480,726	8.19
Granted	25,500	2.48	112,500	2.40
Canceled	(180,819)	12.24	(266,351)	12.60

Balance, December 31, 2002	137,071	9.54	326,875	2.60
Granted	155,500	2.19	12,500	3.13
Exercised	(8,000)	2.22	—	—
Canceled	(9,052)	9.62	(80,000)	2.20

Balance, December 31, 2003	275,519	$5.60	259,375	$2.75

      Each of the qualified stock options expires ten years from the date of grant and substantially all are subject to continued employment with us. Each of the non-qualified options expires ten years from the date of grant with the exception of certain options granted to the founder of the Company which expire five years from the date of grant. Certain of the options are subject to vesting provisions that restrict exercise of the option.

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the options outstanding and exercisable at December 31, 2003:

	Options Outstanding
				Options Exercisable

		Weighted Average			Weighted
	Number			Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Price Range	Options	Life	Price	Options	Price

Qualified stock options:
$14.00 - $38.67	40,019	4.2 years	$16.61	40,019	$16.61
8.75 - 10.75	36,500	6.1 years	10.55	36,500	10.55
2.19 - 4.50	199,000	8.8 years	2.48	100,416	4.91

$ 2.19 - $38.67	275,519	7.8 years	$5.60	176,935	$8.72

Non-qualified stock options:
$31.75	5,000	3.1 years	$31.75	5,000	$31.75
1.98 - 5.33	254,375	8.0 years	2.18	204,373	2.22

$ 1.98 - $31.75	259,375	7.9 years	$2.75	209,373	$2.92

Employment Contracts — We entered into a one-year employment agreement with our President and Chief Executive Officer, Jeffrey B. Murphy beginning December 17, 2003. Under this agreement, Mr. Murphy receives a base salary of $250,000, subject to review annually for increase by our Board of Directors. In addition to base salary, Mr. Murphy is eligible for bonuses, expense reimbursements and health, dental, life and disability insurance consistent with that provided to other officers and employees. Additionally, Mr. Murphy was granted 100,000 non-qualified options at $6.00 per share on March 12, 2004.

Combined Retirement Plan — We combine our 401(k) Retirement Plan and Employee Stock Ownership Plan (ESOP) into a single KSOP retirement plan. The KSOP retains the features of each separate component except for eligibility and vesting provisions. Under the plan, employees become eligible to participate in the plan on the first day of the month after beginning employment and attaining age 21.

401(k) Retirement Component — We sponsor a defined contribution retirement component under Section 401(k) of the Internal Revenue Code for eligible employees. Our contributions are discretionary and are based on contributions made by employees. Expense recognized for 2003, 2002 and 2001 was $204,000, $220,000 and $316,000, respectively.

Employee Stock Ownership Component — We maintain an ESOP for our qualified employees. Our contributions are discretionary. We may contribute cash or shares of our common stock. No contributions were made or expense recorded in 2003, 2002 or 2001.

Other Employee Benefit Plans — We maintained bonus plans in 2003, 2002 and 2001 under which all employees, including officers, were eligible for a bonus based on our operating results. These bonuses aggregated $941,000, $864,000 and $204,000 in 2003, 2002 and 2001, respectively.

Note 9 —	Shareholders’ Equity

On November 7, 2002 our Board of Directors approved a one-for-two reverse stock split in order to remedy the minimum bid requirement for continued listing on the Nasdaq National Market. The reverse stock split was effective to shareholders of record on the close of business on November 22, 2002. All share and per share amounts in these Consolidated Financial Statements have been adjusted to reflect the effect of the stock split.

      On September 15, 1998, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $4.0 million of RTW, Inc. common stock. We may repurchase shares on the open market

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or through private transactions depending upon market conditions and availability. Through December 31, 2003 we repurchased approximately 385,000 shares for $2.7 million. We will use the repurchased shares for employee stock option and purchase plans and other corporate purposes.

Shareholder Rights Plan — In April 1997, we adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of common stock to shareholders of record at the close of business on June 30, 1997. The rights become exercisable only after any person or group (the Acquiring Person) becomes the beneficial owner of 15% or more of the voting power of our common stock. Certain shares held by our Chairman Emeritus, David C. Prosser, and his wife are excluded from the computation for determining whether a person is an Acquiring Person. Each right entitles its registered holder to purchase from us one one-hundredth share of a new Series A Junior Participating Preferred Stock, no par value, at a price of $85 per one one-hundredth share, subject to adjustment. If any Acquiring Person acquires beneficial ownership of 15% or more of our voting power, each right will entitle its holder (other than such Acquiring Person) to purchase, at the then current purchase price of the right, that number of shares of our common stock having a market value of two times the purchase price of the right, subject to certain possible adjustments. In addition, if we are acquired in a merger or other business combination transaction, each right will entitle its holder to purchase, at the then current purchase price of the right, that number of common shares of the acquiring company having a market value of two times the purchase price of the right. Following the acquisition of a beneficial ownership of 15% or more of our outstanding common stock by any Acquiring Person and prior to an acquisition by any Acquiring Person of 50% or more of our outstanding common stock, our Board of Directors may exchange the outstanding rights (other than rights owned by such Acquiring Person), in whole or in part, at an exchange ratio of one share of common stock, or one one-hundredth share of Preferred Stock (or equivalent securities) per right, subject to adjustment. We may redeem the rights, in whole, at $.001 per right, at any time prior to an acquisition by any Acquiring Person of 15% or more of our outstanding common stock and prior to the expiration of the rights. The rights expire on April 17, 2007, unless extended or earlier redeemed by us.

Dividend Restrictions — Dividends are paid as determined by our Board of Directors. No cash dividends have ever been paid by us.

      Our ability to pay cash dividends to shareholders may depend upon the amount of dividends received from our insurance subsidiary. ACIC’s ability to pay dividends is restricted by law or subject to approval of the insurance regulatory authorities of Minnesota.

      Under Minnesota insurance law regulating the payment of dividends by ACIC, any such payments must be an amount deemed prudent by ACIC’s Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (Commissioner), must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus that is attributable to unrealized capital gains. Further, without approval of the Commissioner, ACIC may not pay a dividend in any calendar year which, when combined with dividends paid in the preceding twelve months, exceeds the greater of: (i) 10% of ACIC’s statutory capital and surplus at the prior year end; or (ii) 100% of ACIC’s statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 2004, dividends in excess of approximately $3.3 million would require prior consent of the Commissioner.

Statutory Surplus and Statutory Net Income (Loss) — Our insurance subsidiary is required to file financial statements with state regulatory agencies. The accounting principles used to prepare the statutory financial statements follow prescribed accounting practices that differ from GAAP. Statutory capital and surplus at

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003 and 2002, and statutory net income (loss) for the years ended December 31, 2003, 2002 and 2001 are as follows (000’s):

	Statutory	Statutory
	Capital and	Net Income
	Surplus	(Loss)

2003	$33,033	$6,103
2002	26,820	12,064
2001		(14,074)

Note 10 —	Commitments and Contingencies

Operating Leases — We conduct our operations in leased office facilities under operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.

      Future minimum (base) rental payments required under the leases, as of December 31, 2003, are as follows (000’s):

2004	$1,280
2005	1,151
2006	931
2007	580

      Rent expense, including contingent rentals, was $1.0 million, $1.3 million and $2.0 million for 2003, 2002 and 2001, respectively.

      In the ordinary course of administering our workers’ compensation programs, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any legal or administrative claims that we believe are likely to have a material adverse effect on our financial condition or results of operations.

Note 11 — Accumulated Other Comprehensive Income

Our accumulated other comprehensive income includes only unrealized gains and losses on investments classified as available-for-sale. Changes in accumulated other comprehensive income and other comprehensive income (loss) were as follows (000’s):

	2003	2002	2001

Accumulated other comprehensive income, beginning of year	$2,220	$882	$204
Changes in comprehensive income (loss) arising during the year:
Net unrealized investment (losses) gains	(1,234)	3,780	2,211
Less: Adjustment for net realized investment (losses) gains	685	1,721	1,163

Change in net unrealized investment gains	(1,919)	2,059	1,048
Income tax (benefit) expense	(672)	721	370

Other comprehensive (loss) income for the year	(1,247)	1,338	678

Accumulated other comprehensive income, end of year	$973	$2,220	$882

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Restructuring Charges

During 2001, we recorded pre-tax restructuring charges totaling $2.0 million to general and administrative expenses in the Consolidated Statement of Operations. These charges included costs associated with our decision to close our Missouri and Massachusetts regional offices, as well as our Brainerd, Minnesota and Overland Park, Kansas satellite offices. We anticipated that 38 employees in our regional offices, 17 employees in our satellite offices and 2 employees in our Home Office would be affected by these closures. The restructuring charge included $715,000 of severance pay and benefits, of which $106,000 was paid by December 31, 2001 and the remainder of which was paid, primarily in early 2002. Additionally, the restructuring charge included office and equipment lease costs totaling $684,000 of which $80,000 was paid by December 31, 2001 with an additional $195,000 paid in 2002 and furniture and equipment disposals and other costs totaling $600,000 of which $53,000 had been disposed of by December 31, 2001, the remainder of which was disposed of in 2002. At December 31, 2003 and 2002, the remaining accrual included amounts related to future lease payments totaling $248,000 and $409,000, respectively.

Note 13 — Termination of Deposit Contract

In June 2001, we entered into an agreement with St. Paul RE effective January 1, 2001. Key provisions of this agreement included ceding 50% of the subject net earned premium to SPR in exchange for various levels of paid claim reimbursement through several loss corridors as defined in the agreement. In December 2002, we negotiated the termination of this agreement with SPR. In connection with the termination, we received $28.8 million in cash in December 2002 representing a return of all deposits made under the agreement less claim reimbursements for claims paid through December 2002. In 2002, we recorded a gain on the termination totaling $1.0 million representing the difference between the deposit receivable balance and the amount received from SPR.

Note 14 — Quarterly Results of Operations (Unaudited)

Quarterly revenues are affected by: (i) premiums in force at the beginning of the quarter; (ii) new policies written in the quarter; (iii) final audit premiums recognized during the quarter; and (iv) our policy renewal rate in the quarter. Historically, a majority of new policies written and policy renewals have occurred in the first, second and fourth quarters.

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present unaudited quarterly results of operations for the eight quarters ended December 31, 2003:

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Premiums in force	$48,700	$50,300	$57,400	$58,100

Revenues:
Gross premiums earned	$13,022	$12,566	$13,728	$15,115
Premiums ceded	(1,900)	(1,721)	(2,049)	(2,471)

Premiums earned	11,122	10,845	11,679	12,644
Investment income	1,242	1,167	1,067	998
Net realized investment gains	—	—	685	—
Other income	28	28	23	30

Total revenues	12,392	12,040	13,454	13,672
Expenses:
Claim and claim settlement expenses	8,194	5,704	6,421	6,937
Policy acquisition costs	1,035	2,765	1,484	1,594
General and administrative expenses	2,286	2,656	2,542	3,305

Total expenses	11,515	11,125	10,447	11,836

Income from operations	$877	$915	$3,007	$1,836

Net income	$564	$639	$3,133	$2,663

Basic income per share	$0.11	$0.12	$0.61	$0.52

Diluted income per share	$0.11	$0.12	$0.59	$0.49

      The following represent pre-tax adjustments recorded during each quarter of 2003 that affected reported net income:

Realized gains on repositioning our investment portfolio	$—	$—	$685	$—
Changes in estimates for unpaid claim and claim settlement expenses on claims reported in prior years	300	2,400	2,000	2,000
Pool reapportionment charge	—	(1,451)	—	—
Severance and moving costs	—	—	—	(217)
Contingent commission reversal	—	—	—	(375)
Change in recorded deferred income tax valuation allowance	—	—	1,200	1,860

RTW, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second
	Quarter	Quarter	Third	Fourth
2002	(Revised)	(Revised)	Quarter	Quarter

	(In thousands, except per share data)
Premiums in force	$68,800	$59,100	$60,200	$54,200

Revenues:
Gross premiums earned	$17,843	$14,367	$15,668	$14,628
Premiums ceded	(878)	14	(562)	(816)

Premiums earned	16,965	14,381	15,106	13,812
Investment income	1,423	1,403	1,227	1,086
Net realized investment gains (losses)	1,451	(12)	354	(72)
Other income	—	—	—	22

Total revenues	19,839	15,772	16,687	14,848
Expenses:
Claim and claim settlement expenses	11,681	11,330	10,255	7,267
Policy acquisition costs	2,186	1,608	1,814	696
General and administrative expenses	3,230	2,413	2,386	1,955

Total expenses	17,097	15,351	14,455	9,918

Income from operations	$2,742	$421	$2,232	$4,930

Net income	$2,659	$208	$3,393	$8,059

Basic income per share	$0.52	$0.04	$0.66	$1.57

Diluted income per share	$0.52	$0.04	$0.66	$1.57

      The following represent pre-tax adjustments recorded during each quarter of 2002 that affected reported net income:

Changes in estimated reinsurance costs	$—	$669	$350	$—
Realized gains on repositioning our investment portfolio	1,451	—	354	—
Changes in estimates for unpaid claim and claim settlement expenses on claims reported in prior years	3,000	—	1,250	4,106
Second injury fund accrual adjustments	—	—	—	851
Gain recorded on termination of St. Paul RE contract	—	—	—	957
Change in recorded deferred income tax valuation allowance	—	—	1,296	6,631

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

      In June 2001, we entered into an agreement with St. Paul RE (SPR) effective January 1, 2001 in order to reduce our net premium to surplus leverage ratio and maintain a secure financial strength rating for our insurance subsidiary as disclosed in Note 13 — Termination of Deposit Contract.

      At the time we entered into this agreement, we evaluated whether or not this agreement contained the necessary attributes to be accounted for as reinsurance. Evaluating contracts of this type requires significant judgment about possible future events. Based on our evaluation, we concluded that this agreement satisfied the necessary requirements to be accounted for as reinsurance. Our independent public accountants (D&T) and reinsurance brokers agreed with our conclusion at that time. In consultation with E&Y, we determined that our original conclusion to record the agreement under reinsurance accounting standards was incorrect and have restated the accounting for the agreement since inception using accounting standards defined in Statement of Position 98-7 (SOP 98-7), Insurance Deposit Accounting. D&T maintained its position with respect to the original accounting for the transaction and withdrew its opinion on the 2001 financial statements in February 2003. E&Y subsequently audited those financial statements and issued a report that did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Jeffrey B. Murphy, and Chief Financial Officer, Alfred L. LaTendresse, have reviewed the Company’s disclosure controls and procedures prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

      (b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the year covered by this report or from the end of the reporting period to the date of this Annual Report on Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information with respect to Directors is contained in the Section entitled “Election of Directors” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

      Information with respect to Executive Officers is included in PART I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      Information required under this item is contained in the Section entitled “Executive Compensation and Other Information” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information required under this item is contained in the Section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required under this item is contained in the Section entitled “Certain Transactions” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information required under this item is contained in the Section entitled “Principal Accountant Fees and Services” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as Part of this Report

(1)	Financial Statements. The following consolidated financial statements of the Company are set forth on pages 36 through 57 of Part II, Item 8 of this Report.

Independent Auditors’ Reports

Consolidated Balance Sheets — December 31, 2003 and 2002

Consolidated Statements of Operations — Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements — Years Ended December 31, 2003, 2002 and 2001

(2) Financial Statement Schedules for the Three Years Ended December 31, 2003

All other schedules are omitted because they are not applicable or the required information is presented in the Financial Statements or the notes thereto.

      (b) Listing of Reports on Form 8-K

The Company filed the following Current reports on Form 8-K during the quarter ended December 31, 2004 and through March 19, 2004:

The Company filed a Current Report on Form 8-K dated October 22, 2003 pursuant to Item 12 of Form 8-K, Disclosure of Results of Operations and Financial Condition, under which RTW, Inc. furnished a press release, issued on October 22, 2003, disclosing material non-public information regarding its results of operations for the quarter ended September 30, 2003.

The Company filed a Current Report on Form 8-K dated December 17, 2003 pursuant to Item 5 of Form 8-K, Other Events, under which RTW, Inc. furnished a press release, issued on December 17, 2003, disclosing material non-public information regarding naming Jeffrey B. Murphy as Chief Executive Officer and electing John O. Goodwyne as Chairman of the Board.

The Company filed a Current Report on Form 8-K dated February 11, 2004 pursuant to Item 12 of Form 8-K, Disclosure of Results of Operations and Financial Condition, under which RTW, Inc. furnished a press release, issued on February 11, 2004, disclosing material non-public information regarding its results of operations for the quarter ended December 31, 2003.

The Company filed a Current Report on Form 8-K dated March 9, 2004 pursuant to Item 5 of Form 8-K, Other Events, under which RTW, Inc. furnished a press release, issued on March 9, 2004, disclosing material non-public information reporting that A.M. Best Co. (Best) increased the financial strength rating of American Compensation Insurance Company (ACIC), a subsidiary of RTW, Inc., to B+ (Very Good, Secure) from B (Fair, Vulnerable).

The Company filed a Current Report on Form 8-K dated March 12, 2004 pursuant to Item 5 of Form 8-K, Other Events, under which RTW, Inc. furnished a press release, issued on March 12, 2004, disclosing material non-public information reporting that it has been awarded a three-year contract with the Minnesota Assigned Risk Plan (Plan). Under the terms of the contract, RTW will provide policy issuance and claims management services to twenty-five percent (25%) of the Plan policyholders on a fee-for-service basis. The contract also has a mutual two-year extension provision.

      (c) Listing of Exhibits (* indicates compensatory plan)

3.1	Amended Articles of Incorporation(7)
3.2	Amended Bylaws(1)
4.1	Form of Rights Agreement dated April 17, 1997 between RTW, Inc. and Norwest Bank Minnesota National Association(2)
10.1*	Employment agreement between RTW, Inc. and Jeffrey B. Murphy dated March 12, 2004
10.2*	Amended RTW, Inc. 1995 Employee Stock Purchase Plan(4)
10.3*	Amended RTW, Inc. 1994 Stock Plan(4)
10.4	Contract between RTW and ACIC dated January 1, 1992(5)
10.5	Service Agreement between RTW and ACIC dated February 1, 1992(5)
10.6*	Description of the 2004 Profit Sharing Program
10.7	Reinsurance contract between ACIC and First Excess and Reinsurance Corporation (GE Reinsurance Corporation) effective July 1, 1998(3)
10.8	Endorsement No. 2 to the reinsurance contract between ACIC and General Reinsurance Corporation(3)
10.8.1	Description of the Reinsurance Agreement for 2002 between ACIC and General Reinsurance Corporation effective January 1, 2002(6)
10.8.2	Description of the Reinsurance Agreement for 2003 between ACIC and General Reinsurance Corporation effective January 1, 2003(7)
10.8.3	Description of the Reinsurance Agreement for 2004 between ACIC and General Reinsurance Corporation effective January 1, 2004
10.9	Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement(7)
10.10	Election form for the 2004 Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement
10.11	Description of the Reinsurance Agreement for 2003 between ACIC and Everest Re/ Platinum Re effective January 1, 2003(7)
10.12	Description of the Reinsurance Agreement for 2004 between ACIC and various reinsurers effective January 1, 2004
11	Statement re: Computation of Income Per Share
14	Code of Ethics
21	Subsidiaries of the Registrant: The Company has one wholly-owned subsidiary, American Compensation Insurance Company, a Minnesota corporation
23	Consent of Ernst & Young, LLP
24	Power of Attorney, included in Signature page
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. § 1350, Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-89164).

(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed April 25, 1997 (File No. 0-25508).

(3)	Incorporated by reference to the Company’s 1998 Annual Report on Form 10-K.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-81408).

(5)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 33-2002C).

(6)	Incorporated by reference to the Company’s 2001 Annual Report on Form 10-K/ A.

(7)	Incorporated by reference to the Company’s 2002 Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, INC.

By	/s/ JEFFREY B. MURPHY

Jeffrey B. Murphy
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 28, 2004

Signatures and Power of Attorney

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints Jeffrey B. Murphy and Alfred L. LaTendresse as his true and lawful attorney-in-fact and agents, each acting alone, with full power of substitutions and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

Signature		Title	Date

By:	/s/ JOHN O. GOODWYNE John O. Goodwyne	Chairman of the Board	March 28, 2004

By:	/s/ JEFFREY B. MURPHY Jeffrey B. Murphy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2004

By:	/s/ ALFRED L. LATENDRESSE Alfred L. LaTendresse	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 28, 2004

By:	/s/ DAVID C. PROSSER David C. Prosser	Chairman Emeritus of the Board	March 28, 2004

By:	/s/ GREGORY D. KOSCHINSKA Gregory D. Koschinska	Director	March 28, 2004

By:	/s/ WILLIAM J. DETERS William J. Deters	Director	March 28, 2004

By:	/s/ JOHN W. PROSSER John W. Prosser	Director	March 28, 2004

By:	/s/ VINA L. MARQUART Vina L. Marquart	Director	March 28, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

RTW, Inc.
Minneapolis, Minnesota

      We have audited the consolidated financial statements of RTW, Inc. as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 23, 2004. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG, LLP

Minneapolis, Minnesota

January 23, 2004

SCHEDULE I

RTW, INC.

SUMMARY OF INVESTMENTS

December 31, 2003

			Amount at
			Which Shown
	Amortized	Fair	in the Balance
Type of investment	Cost	Value	Sheet

	(In thousands)
Fixed maturities:
Available-for-sale:
Corporate securities	$—	$—	$—
Mortgage backed securities	28,514	29,005	29,005
Asset backed securities	1,008	1,011	1,011
United States government, government agencies and authorities	48,152	49,155	49,155

Total Investments	$77,674	$79,171	$79,171

SCHEDULE II

RTW, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002

	(In thousands)
ASSETS
Cash and cash equivalents	$100	$321
Furniture and equipment, net	1,242	1,619
Investment in and advances to subsidiary	36,100	31,516
Other assets	443	441

	$37,885	$33,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$2,298	$2,837
Notes payable	—	1,250

Total liabilities	2,298	4,087
Shareholders’ equity	35,587	29,810

	$37,885	$33,897

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands)
Revenues:
Intercompany fee income	$16,617	$19,998	$28,419
Service fee revenue	109	22	—
Investment income	2	41	15

Total revenues	16,728	20,061	28,434
Expenses:
General and administrative expenses	15,898	16,907	25,424

Income from operations	830	3,154	3,010
Interest expense	48	163	511

Income before income taxes and equity in undistributed net loss of subsidiary	782	2,991	2,499
Income tax expense	91	1,213	928

Income loss before equity in undistributed net income (loss) of subsidiary	691	1,778	1,571
Equity in undistributed net income (loss) of subsidiary	6,308	12,541	(26,786)

Net income (loss)	$6,999	$14,319	$(25,215)

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands)
Cash Flows from Operating Activities:
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Net income (loss)	$6,999	$14,319	$(25,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	551	605	1,203
Equity in net (income) loss from subsidiary	(6,308)	(12,541)	26,786
Deferred income taxes	—	351	(629)
Changes in assets and liabilities:
Accrued expenses and other liabilities	(539)	(1,318)	1,043
Other, net	(1,271)	1,610	346

Net cash (used in) provided by operating activities	(568)	3,026	3,534
Cash Flows from Investing Activities:
Investment in and advances to subsidiary	1,725	892	(1,896)
Purchases of furniture and equipment	(175)	(630)	(379)
Disposals of furniture and equipment	22	270	972

Net cash provided by (used in) investing activities	1,572	532	(1,303)
Cash Flows from Financing Activities:
Payments on notes payable	(1,250)	(3,250)	(2,500)
Stock options exercised	19	—	—
Issuance of common stock under ESPP	43	10	33
Retirement of common stock	(37)	(79)	(10)

Net cash used in financing activities	(1,225)	(3,319)	(2,477)

Net (Decrease) Increase in Cash and Cash Equivalents	(221)	239	(246)
Cash and Cash Equivalents at Beginning of Year	321	82	328

Cash and Cash Equivalents at End of Year	$100	$321	$82

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$27	$138	$641

Income tax (refunds) payments	$(9)	$298	$325

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2002 and 2001

Note 1 —	Accounting Policies

      The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the RTW, Inc. (RTW) 2003 Annual Report on Form 10-K.

Note 2 —	Related Party Transactions

      RTW provides American Compensation Insurance Company (“ACIC”) with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC’s gross premiums earned each month for these services, which amounted to $5.4 million, $6.4 million and $9.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, RTW receives 15% of ACIC’s gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $11.2 million, $13.6 million and $18.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

      Amounts due from (to) ACIC related to the above transactions are included in the balance sheet account caption “Investment in and advances to subsidiary” and totaled approximately $1.3 million and $3.0 million at December 31, 2003 and 2002, respectively.

SCHEDULE III

RTW, INC.

SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS

		(Column C)
		Reserves for					Claim and claim
		Unpaid				Investment	settlement expenses		Amortization	Paid
	Deferred	Claim and	Discount, if			Income and	incurred related to:		of Deferred	Claim and
	Policy	Claim	Any,			Net Realized			Policy	Claim	Other
	Acquisition	Settlement	Deducted in	Unearned	Earned	Investment	Current	Prior	Acquisition	Settlement	Operating	Premiums
Year	Costs	Expenses	Column C	Premiums	Premiums	Gains	Year	Years	Costs	Expenses	Expenses	Written

	(In thousands)
2003	$926	$150,044	$505	$9,180	$46,290	$5,157	$33,954	$(6,698)	$6,878	$38,478	$10,789	$48,340
2002	$736	$181,262	$438	$7,130	$60,264	$6,816	$48,889	$(8,356)	$6,304	$42,688	$9,984	$57,656
2001	$1,214	$181,310	$482	$9,738	$86,057	$7,563	$72,372	$7,731	$13,990	$56,304	$17,391	$95,795

SCHEDULE IV

RTW, INC.

REINSURANCE

Years ended December 31, 2003, 2002 and 2001

	Premiums Earned
					Percentage
		Ceded to	Assumed		of Amount
		Other	from Other		Assumed
Description	Direct	Companies	Companies	Net	to Net

	(In thousands)
2003
PREMIUMS — Workers’ Compensation	$54,431	$8,141	$—	$46,290	0.00%
2002
PREMIUMS — Workers’ Compensation	$62,506	$2,242	$—	$60,264	0.00%
2001
PREMIUMS — Workers’ Compensation	$97,420	$11,363	$—	$86,057	0.00%

SCHEDULE V

RTW, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002 and 2001

		Additions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Write-offs	period

	(In thousands)
2003
Allowance for Doubtful Accounts	$220	$507	$—	$502	$225
2002
Allowance for Doubtful Accounts	$436	$98	$—	$314	$220
2001
Allowance for Doubtful Accounts	$569	$530	$—	$663	$436