Form 10-Q
period 2004-06-30
RTW INC /MN/
filed 2004-08-13
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2004

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

Yes ☐ No ☒

At August 1, 2004, approximately 5,263,000 shares of Common Stock were outstanding.

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements and Notes (Unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls And Procedures	22
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25
Exhibits		26
Letter of Credit Reimbursement Agreement
Pledge Agreement
Change in the Amount of U.S. Bank Letter of Credit dated July 30, 2004
First Amendment to Pledge Agreement dated July 30, 2004 by RTW, Inc. in favor of U.S. Bank National Association
Statement Re: Computation of Basic and Diluted Net Income Per Share
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Consolidated Statements of Income	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments at fair value, amortized cost of $86,773 and $77,674	$85,499	$79,171
Cash and cash equivalents	32,030	39,650
Accrued investment income	794	769
Premiums receivable, less allowance of $125 and $225	4,092	3,482
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	69,093	71,466
On paid claim and claim settlement expenses	1,007	854
Deferred policy acquisition costs	1,189	926
Furniture and equipment, net	1,076	1,242
Other assets	7,263	4,608

Total assets	$202,043	$202,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$148,835	$150,044
Unearned premiums	11,001	9,180
Accrued expenses and other liabilities	6,256	7,357

Total liabilities	166,092	166,581
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,260,000 shares at June 30, 2004 and 5,125,000 at December 31, 2003	20,949	20,644
Retained earnings	15,843	13,970
Accumulated other comprehensive (loss) income	(841)	973

Total shareholders’ equity	35,951	35,587

Total liabilities and shareholders’ equity	$202,043	$202,168

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues:
Gross premiums earned	$15,376	$12,566	$30,338	$25,588
Premiums ceded	(2,208)	(1,721)	(4,528)	(3,621)

Premiums earned	13,168	10,845	25,810	21,967
Investment income	968	1,167	1,850	2,409
Net realized investment gains	58	—	707	—
Service fee income	73	28	140	56

Total revenues	14,267	12,040	28,507	24,432
Expenses:
Claim and claim settlement expenses	9,005	5,704	18,235	13,898
Policy acquisition costs	1,959	2,765	3,369	3,800
General and administrative expenses	1,932	2,656	4,124	4,942

Total expenses	12,896	11,125	25,728	22,640

Income from operations	1,371	915	2,779	1,792
Interest expense	—	13	—	30

Income before income taxes	1,371	902	2,779	1,762
Income tax expense	428	263	906	559

Net income	$943	$639	$1,873	$1,203

Net income per share:
Basic income per share	$0.18	$0.12	$0.36	$0.23

Diluted income per share	$0.17	$0.12	$0.34	$0.23

Weighted average shares outstanding:
Basic shares outstanding	5,236,000	5,128,000	5,182,000	5,121,000

Diluted shares outstanding	5,472,000	5,310,000	5,441,000	5,221,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,873	$1,203
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(707)	—
Depreciation and amortization	495	624
Changes in assets and liabilities:
Reinsurance recoverables	2,220	13,345
Unpaid claim and claim settlement expenses	(1,209)	(17,777)
Unearned premiums, net of premiums receivable	1,211	883
Other, net	(3,087)	1,479

Net cash provided by (used in) operating activities	796	(243)
Cash flows from investing activities:
Proceeds from sales of securities	18,651	10,994
Purchases of securities	(36,485)	(32,902)
Maturities of available for sale investments	9,174	—
Purchases of furniture and equipment	(61)	(94)

Net cash used in investing activities	(8,721)	(22,002)
Cash flows from financing activities:
Payments on note payable	—	(750)
Stock option exercises	305	51
Retirement of common stock	—	(37)

Net cash provided by (used in) financing activities	305	(736)

Net decrease in cash and cash equivalents	(7,620)	(22,981)
Cash and cash equivalents at beginning of year	39,650	36,288

Cash and cash equivalents at end of period	$32,030	$13,307

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$—	$23

Income taxes	$1,175	$(1)

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements included herein were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the consolidated balance sheet at December 31, 2003, without audit by an independent registered public accountanting firm. We derived the consolidated balance sheet at December 31, 2003 from the audited consolidated financial statements for the year ended December 31, 2003; however, this report does not include all the disclosures contained therein.

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

NOTE B – STOCK OPTIONS AND STOCK-BASED BENEFIT PLANS

We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FAS 123”. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model.

     Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under our Employee Stock Purchase Plan based on the fair value method described in SFAS No. 123, our net income and basic and dilutive net income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income:
As reported	$943	$639	$1,873	$1,203
Pro forma	866	583	1,616	1,036
Basic net income per share:
As reported	0.18	0.12	0.36	0.23
Pro forma	0.17	0.11	0.31	0.20
Diluted net income per share:
As reported	0.17	0.12	0.34	0.23
Pro forma	0.16	0.11	0.30	0.20

NOTE C – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss totaled $2.1 million in the second quarter of 2004 compared to accumulated other comprehensive income of $734,000 for the same period in 2003. Accumulated other comprehensive loss totaled $1.8 million for the six months ended June 30, 2004 compared to accumulated other comprehensive income of $1.0 million for the same period in 2003. Accumulated other comprehensive income was $973 at December 31, 2003. The difference between net income and accumulated other comprehensive (loss) income is the result of unrealized gains (losses) that arise during the period on our investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments”.

NOTE D – LETTER OF CREDIT

On July 30, 2004 the Company entered into a Letter of Credit Reimbursement Agreement (“Agreement”) for $2.0 million with its primary bank to collateralize a performance bond required as part of RTW’s 25% service contract with the Minnesota Assigned Risk Plan. The Agreement is collateralized by the stock of ACIC and contains a restrictive covenant that requires that ACIC maintain at least a B+ rating from A. M. Best Company.

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

     We have developed two proprietary management systems: (i) ID15®, designed to identify those injured employees who are likely to become inappropriately dependent on the workers’ compensation system; and (ii) the RTW SOLUTION®, designed to lower employers’ workers’ compensation costs and return injured employees to work as soon as possible. We provide workers’ compensation management services: (i) to employers insured through our insurance subsidiary; (ii) to self-insured employers on a fee-for-service basis; (iii) to the Minnesota Assigned Risk Plan on a percent of premium basis; and (iv) on a consulting basis, charging hourly fees. During the first six months of 2004, we operated primarily in Minnesota, Michigan and Colorado.

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

Challenges, risks, uncertainties and trends:

     We derive our revenue almost entirely from workers’ compensation insurance premiums and investment income including gains and losses from sales of securities. A small portion of our revenue is derived from non-insurance workers’ compensation services. We are subject to the challenges, risks, uncertainties and trends that affect the workers’ compensation property and casualty insurance sector of our economy including the following:

•	Workers’ compensation is a state regulated industry. Workers’ compensation is governed and regulated by state governmental agencies. We are and will be subject to state regulation in any state in which we provide workers’ compensation products and services, now and in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. Legislation covering insurance companies and the regulations adopted by state agencies are subject to change and any change may adversely affect our operations;

•	Workers’ compensation claims and related expenses can be volatile. Worker’s compensation is a long-tailed property and casualty insurance line. Claims for a given year are open on average for twelve to thirteen years and it is not unusual for workers’ compensation insurers to have some claims open for thirty or more years. We have operated our insurance company since 1992 and therefore have relatively limited experience (twelve years), and accordingly, are subject to volatility. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation is subject to inflationary pressures. Worker’s compensation is subject to both medical and wage inflation. The cost of medical care has increased in excess of 10% per annum in recent years. This has resulted in reduced profitability in the workers’ compensation insurance line. New medical procedures could evolve and new legal theories develop that could cause older claims to re-open and increase expense. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation pricing is cyclical. For the first six months of 2004, we were able to increase premium rates on renewing policies 1.3%. This compares to rate increases of 1.4%, 8.7%, 18.5% and 11.7% in 2003, 2002, 2001 and 2000, respectively. These increases came after many years of pricing decreases that unfavorably affected the industry in the late 1990’s. If we are unable to maintain rate increases or decrease our costs, our profit margin will be adversely affected. See further discussion under “Premiums in Force and Gross Premiums Earned”;

•	Reinsurance costs for workers’ compensation have increased. Reinsurance costs increased over the prior year continuing a pattern of cost increases beginning in 2001. These higher costs, if not recovered through increased pricing from our customers, will adversely affect our profit margin. See further discussion under “Premiums Ceded”; and

•	Low interest rates reduce our investment income. Interest rates for investment-grade instruments have increased in recent months moving only slightly from historic lows. Our investment income is directly affected by the interest rate at which we invest our free cash flow. The historical low interest rate environment contributed to a significant mortgage refinancing boom, resulting in prepayment of our mortgage-backed investments and an increase in our cash on hand in ACIC. We have and continue to invest these funds in short-term instruments. A continuation of the lower interest rate environment will continue to adversely affect our investment income. See further discussion under “Investment Income and Net Realized Investment Gains”.

Significant Accounting Policies

Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” included in our Consolidated Financial Statements and notes thereto in our 2003 Annual Report on Form 10-K. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and the related reinsurance recoverables; (iii) policy acquisition costs; (iv) income taxes and deferred income taxes; and (v) investments. These accounting policies are discussed in detail within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Off-Balance Sheet Arrangements

We do not have any Off-Balance Sheet Arrangements

Financial Summary

This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at June 30, 2004 and December 31, 2003 and the three and six-month periods ended June 30, 2004 and 2003.

     The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2004	2003	2004	2003
Gross premiums earned	$15,376	$12,566	$30,338	$25,588
Premiums earned	13,168	10,845	25,810	21,967
Total revenues	14,267	12,040	28,507	24,432
Claim and claim settlement expenses	9,005	5,704	18,235	13,898
Net income	943	639	1,873	1,203
Diluted income per share	$0.17	$0.12	$0.34	$0.23

     We reported net income of $943,000 in the second quarter of 2004 compared to net income of $639,000 in the second quarter of 2003 and reported a net income of $1.9 million for the six months ended June 30, 2004 compared to $1.2 million for the same period in 2003. Diluted net income per share was $0.17 in the second quarter of 2004 compared to $0.12 for the second quarter of 2003 and was $0.34 for the six months ended June 30, 2004 compared to $0.23 for the same period in 2003. The primary factors affecting our 2004 operating results included the following:

•	Our gross premiums earned increased to $15.4 million in the second quarter of 2004 from $12.6 million in the second quarter of 2003 and increased to $30.3 million for the six months ended June 30, 2004 from $25.6 million for the same period in 2003 due primarily to an increase in premiums in force from comparable periods in 2003. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned increased to $13.2 million in the second quarter of 2004 from $10.8 million in the second quarter of 2003 and increased to $25.8 million for the six months ended June 30, 2004 from $22.0 million for the same period in 2003 reflecting the increase in premiums in force from the comparable 2003 period as a result of the premium growth experienced in the second half of 2003 offset by an increase in premiums ceded as our cost of excess of loss reinsurance increased in 2004;

•	In addition to the factors affecting premiums earned, total revenues increased as we recorded $58,000 and $707,000 of net realized investment gains for the three and six month periods ended June 30, 2004, respectively. There were no net realized investment gains recorded in the first six months of 2003; and

•	Claim and claim settlement expenses increased to $9.0 million in the second quarter of 2004 from $5.7 million in the second quarter of 2003 and increased to $18.2 million for the six months ended June 30, 2004 compared to $13.9 million for the same period in 2003 resulting from the increase in gross premiums earned. Favorable development for prior accident years reduced claim and claim settlement expenses by $850,000 in the second quarter of 2004 compared to $2.4 million for the second quarter of 2003 and by $1.1 million for the six months ended June 30, 2004 compared to $2.7 million for the same period in 2003. See further discussion under “Claim and Claim Settlement Expenses.”

     We expect premiums in force to increase moderately from levels reported at June 30, 2004 for the remainder of the year as we focus on writing profitable business at the right price. We will focus on increasing profitability in our markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     We expect that service fee income will increase significantly in the third and fourth quarters of 2004 when we begin providing services to employers insured through the Minnesota Assigned Risk Plan.

     In the following pages, we take a look at the operating results for the three and six-month periods ended June 30, 2004 and 2003 for items in our Consolidated Statements of Income and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include premiums earned, investment income, net realized investment gains, and service fee income. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Gross premiums earned	$15,376	$12,566	$30,338	$25,588
Premiums ceded	(2,208)	(1,721)	(4,528)	(3,621)

Premiums earned	13,168	10,845	25,810	21,967
Investment income	968	1,167	1,850	2,409
Net realized investment gains	58	—	707	—
Service fee income	73	28	140	56

Total revenues	$14,267	$12,040	$28,507	$24,432

	June 30,		December 31,
	2004	2003	2003
Premiums in force, by regional office location:
Minnesota	$36,600	$26,800	$32,000
Michigan	13,700	12,400	13,100
Colorado	12,100	11,100	13,000

Total premiums in force	$62,400	$50,300	$58,100

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

     Our premiums in force increased $12.1 million or 24.0% to $62.4 million at June 30, 2004 from $50.3 million at June 30, 2003 and increased $4.3 million or 7.4% from $58.1 million at December 31, 2003. A significant portion of the increase in premiums in force since June 30, 2003 occurred in our Minnesota region with a modest increase in our Colorado and Michigan regions. In order to continue to improve profitability, we aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration in 2004 and 2003.

     Our gross premiums earned increased 22.4% to $15.4 million in the second quarter of 2004 from $12.6 million in the second quarter of 2003 and increased 18.6% to $30.3 million for the six months ended June 30, 2004 from $25.6 million for the same period in 2003 due primarily to the increase in premiums in force. Final audit premiums had negligible effect on gross premiums earned for the three and six-month periods ending June 30, 2004, respectively. In contrast, final audit premiums increased gross premiums earned by $119,000 and $247,000 for the three and six-month periods ending June 30, 2003, respectively.

     Renewal premium rates increased 1.5% in the second quarter of 2004 and 1.3% for the six months ended June 30, 2004 while renewal premium rates decreased 3.4% in the second quarter of 2003 and increased 1.4% for the six months ended June 30, 2003. We file our rates at the high end of the market in each region in which we operate, usually at or near the rates charged by the residual markets in these regions.

Premiums Ceded: Reinsurance agreements enable us to share certain risks with other insurance companies. We purchase reinsurance to protect us from potential losses in excess of the level we are willing to accept. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay the underlying obligations ourselves. We are not aware of any developments with respect to any of our reinsurers that would result in our current reinsurance balances becoming uncollectible.

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We purchased reinsurance for 2004 in our non-Minnesota regions from three reinsurers. The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

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

     Premiums ceded to reinsurers were $2.2 million in the second quarter of 2004 compared to $1.7 million in the second quarter of 2003 and were $4.5 million for the six months ended June 30, 2004 compared to $3.6 million for the same period in 2003. As a percent of gross premiums earned, premiums ceded increased to 14.4% for the three months ended June 30, 2004 compared to 13.7% for the same period in 2003 and to 14.9% for the six months ended June 30, 2004 compared to 14.2% for the same period in 2003. The rates we are charged for excess of loss reinsurance coverage increased in all regions in 2004 while the rates we are charged are lower for Minnesota risks compared to non-Minnesota risks.

Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2004 include the following factors:

•	We expect premium rates on renewing policies to increase slightly for the remainder of 2004. Premium rate increases realized in 2003 will continue to favorably affect profitability in 2004 as we earn more premiums on those policies. We expect premiums in force to increase moderately for the remainder of 2004;

•	Our 2004 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	We expect that premiums ceded under excess of loss policies will increase when compared to 2003, but remain consistent with the first six months of 2004 as a percentage of gross premiums earned.

Investment Income and Net Realized Investment Gains: Investment income includes earnings from our investment portfolio and our net realized investment gains, which include gains from sales of securities, and are displayed separately on our accompanying Consolidated Statements of Income.

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

     Investment income decreased to $968,000 in the second quarter of 2004 from $1.2 million in the second quarter of 2003 and decreased to $1.9 million for the six months ended June 30, 2004 from $2.4 million for the same period in 2003 as our investment portfolio decreased to $85.5 million at June 30, 2004 from $104.5 million at June 30, 2003. Investment income also declined as a result of the decrease in our investment yield to 4.0% at June 30, 2004 from 4.6% at June 30, 2003. Interest rates declined early in 2003, reaching a low point in June 2003 before returning to beginning of the year levels by December 2003. Approximately $20.3 million of mortgage-backed securities in our investment portfolio were repaid earlier than expected in 2003 due to the significant consumer mortgage refinancing that occurred in 2003. The funds that came available could not be reinvested at comparable rates, causing the book investment yield to decline. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2003 by holding cash received on mortgage-backed security prepayments and through sales of securities in 2003 with the expectation that interest rates would rise in 2004. Subsequent to December 31, 2003, we began to diversify our portfolio by investing in tax-exempt municipal securities to take advantage of the tax benefits of those securities and existing interest rate spreads. Additionally in the first six months of 2004, we reinvested proceeds from maturing securities, pre-payments of mortgage-backed securities and a portion of our cash and cash equivalents into taxable and tax-exempt securities. The investment income realized in future periods will be affected by yields attained on new investments.

     In 2004, we sold certain securities within the portfolio to take advantage of favorable interest rates. We realized net investment gains of $58,000 and $707,000 for the three and six months ended June 30, 2004, respectively. No realized investment gains were realized in similar periods in 2003. Further recognition of realized investment gains and losses would depend on sales of our investments, if any, to meet our short-term cash requirements, to take advantage of market conditions or as we replace securities to manage our portfolio returns.

Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2004 will be affected by the following:

•	Our investment in tax-exempt municipal bonds will result in reduced investment yields and will favorably affect net income as the rates will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	We expect interest rates to increase during the remainder of 2004; however, the timing of any such rate increases is unknown at this time. We intend to invest our excess cash into higher yielding investments as rates increase;

•	Funds from our operating cash flows and investment cash flows provide growth in our investment portfolio. Cash flows for the remainder of 2004 will be affected by: (i) premiums ceded net of reinsurance reimbursements under our excess of loss treaties; and (ii) net cash flows resulting from claim payments on claims from 2004 and prior years offset by cash flows from current in-force policies;

•	Future recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio risks and returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

Service Fee Income: We receive service fee income from providing third party administration to self-insured employers on a fee-for-service basis and from consulting services provided to employers and agents, charging hourly fees. Service fee income grew to $73,000 in the second quarter of 2004 from $28,000 in the same quarter in 2003 and increased to $140,000 for the six months ended June 30, 2004 from $56,000 for the six months ended June 30, 2003.

Service Fee Income Outlook: Service fee income realized for the balance of 2004 will be affected by the following:

•	In March, 2004, we announced that we were awarded a three-year contract to service 25% of the Minnesota Assigned Risk Plan (ARP). We will be paid a fee based on a percent of premium serviced and begin servicing 25% of new ARP business on July 1, 2004 and 25% of ARP renewal business on September 1, 2004. The estimated annual premium for the entire ARP is in excess of $100 million. This contract is currently expected to produce service fee billings in excess of $4.0 million during the first 14 months of the contract, approximately $250,000 of earned service fee income during 2004 and approximately $3.0 million of earned service fee income during 2005. Service fee income is recognized over the life of the underlying ARP policy and the related claims in a manner consistent with RTW’s Premiums Earned revenue recognition policy; and

•	We currently have 15 additional customers in Minnesota, California and Michigan that will generate an additional $500,000 of annualized service fee revenue during the duration of their contracts. We continue to market our alternative products aggressively inside and outside the regions in which we currently operate. We expect service fee revenue will increase as new customers become aware of and purchase these services. The ultimate effect of this on service fee income is not known at this time.

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

     Claim and claim settlement expenses increased to $9.0 million in the second quarter of 2004 from $5.7 million in the second quarter of 2003 and to $18.2 million for the six months ended June 30, 2004 from $13.9 million for the same period in 2003. As a percent of gross premiums earned, claim and claim settlement expenses increased to 58.6% for the second quarter of 2004 from 45.4% for the second quarter of 2003 and to 60.1% for the six months ended June 30, 2004 from 54.3% for the same period in 2003. These changes are due to the following:

•	Claim and claim settlement expenses increased in total due to the overall increase in premiums in force and the related increase in gross premiums earned;

•	We recorded an $850,000 reduction in claim and claim settlement expenses in the second quarter of 2004 as well as a $200,000 reduction in the first quarter of 2004 to reflect favorable claim development for 2003 and prior accident years. The 2003 results included a $2.4 million reduction in the second quarter of 2003 and a $300,000 reduction recorded in the first quarter of 2003;

•	Continued improvements in our ability to manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2004 as compared to accident year 2003 resulting from inflationary pressures.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases in premium rates, if any, will result in increasing gross premiums earned without a corresponding increase in claim and claim settlement expenses, ultimately decreasing claim and claim settlement expense as a percent of premiums earned. Changes in premium rates due to legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset rate improvements; and

•	Continued application of our claims management technology and methods to all open claims.

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

The following table summarizes policy acquisition costs (000’s):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Commission expense	$1,116	$901	$2,222	$1,846
Premium tax expense	236	264	459	394
Other policy acquisition costs	1,178	1,944	1,835	2,279

Direct policy acquisition costs	2,530	3,109	4,516	4,519
Ceding commissions on excess of loss reinsurance	(571)	(344)	(1,147)	(719)

Total policy acquisition costs	$1,959	$2,765	$3,369	$3,800

     Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $571,000 for the second quarter of 2004 compared to $344,000 for the second quarter of 2003 and $1.1 million for the six months ended June 30, 2004 compared to $719,000 for the six months ended June 30, 2003. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs decreased to $2.5 million in the second quarter of 2004 from $3.1 million in the second quarter of 2003, and remained unchanged for the first six months of 2004 compared to the same period in 2003. As a percent of gross premiums earned, direct policy acquisition costs decreased to 16.5% in the second quarter of 2004 from 24.7% in the second quarter of 2003 and to 14.9% for the six months ended June 30, 2004 from 17.7% for the same period in 2003. The first six months of 2004 reflects the following:

•	Gross premiums earned increased in the six months ended June 30, 2004 compared to the same period in 2003 resulting in a corresponding increase in policy acquisition costs;

•	Commission expense increased to 7.3% of gross premiums earned for the three and six months ended June 30, 2004 from 7.2% for the same periods in 2003, respectively. The increased commission rates are the result of our new business growth in the second half of 2003 and first half of 2004 on which we pay higher commission rates. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense decreased to 1.5% of gross premiums earned for the second quarter of 2004 from 2.1% in the second quarter of 2003 and remained at 1.5% for the six months ended June 30, 2004 and June 30, 2003;

•	We recorded a $478,000 increase in other policy acquisition costs in the second quarter of 2004 reflecting a reapportionment of 2003 mandatory reinsurance pools expenses. We recorded a $1.3 million increase in other policy acquisition costs in the second quarter of 2003 reflecting a reapportionment of 2002 mandatory reinsurance pools expenses; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds and the net effect of assigned risk plan activity in the states in which we have operated. Other policy acquisition costs, excluding the mandatory pool reallocation discussed above, decreased to 4.6% of gross premiums earned in the second quarter of 2004 compared to 5.4% in the second quarter of 2003 but increased to 4.5% for the six months ended June 30, 2004 from 4.0% for the same period in 2003.

Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2004 will be affected by the following:

•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies. We had significant new business growth in the latter half of 2003 and the first half of 2004 and we expect new business to grow moderately for the remainder of 2004;

•	Premium tax accrual rates will return to their normal level of 2% for the balance of 2004;

•	Other underwriting expenses will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses decreased to $1.9 million in the second quarter of 2004 from $2.7 million in the second quarter of 2003 and to $4.1 million for the six months ended June 30, 2004 from $4.9 million for the same period in 2003. As a percent of gross premiums earned, general and administrative expenses decreased to 12.6% in the second quarter of 2004 from 21.1% in the second quarter of 2003 and to 13.6% for the six months ended June 30, 2004 from 19.3% for the same period in 2003. General and administrative expenses, as a percentage of gross premiums earned, are expected to decrease since we will earn more premium in 2004 and will have more premium to cover our relatively fixed costs. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	Our contract to manage 25% of the Minnesota Assigned Risk Plan business will require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for the future;

•	We have no plans to open additional offices in 2004. We will continually monitor reported claim counts for 2004 and re-examine staffing needs as necessary; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.

Interest Expense: We incurred interest charges on our note payable in the first six months of 2003. The note payable was paid in full in September 2003. We expect to incur no interest charges in 2004.

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

     In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.5 million valuation allowance (allowance) against deferred tax assets resulting in a corresponding increase in income tax expense. This allowance decreased by $7.9 million to $6.6 million at December 31, 2002 as a result of the income we earned in 2002 and federal tax refunds totaling $3.8 million resulting from a change in Federal tax law. This allowance was further decreased by $3.0 million in 2003 to $3.6 million as a result of the income we earned in 2003 and analysis of our projected taxable income and available tax planning strategies. We expect any remaining deferred tax assets, net of the allowance, at June 30, 2004, to be realized as a result of the future income and the reversal of existing taxable temporary differences.

     Income tax expense for the second quarter of 2004 was $428,000, or 31.2% of income before income taxes, compared to $263,000, or 29.2% of income before income taxes, for the same period in 2003. Income tax expense for the six months ended June 30, 2004 was $906,000, or 32.6% of income before income taxes, compared to $559,000, or 31.7% of income before income taxes for the same period in 2003. The income tax expense percentages in the three and six-months ended June 30, 2004 and 2003 have been affected by: (i) our income from operations; (ii) changes in taxable net income from our insurance subsidiary (ACIC) which is subject to only federal income taxes; and (iii) the amount of municipal bond income that we have earned.

Income Tax Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2004; (ii) the amount of tax exempt income we earn in 2004; and (iii) changes in our analysis of the income tax valuation allowance recorded during the remainder of 2004. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at June 30, 2004 included U.S. government securities (44.6%), mortgage-backed securities (31.1%), municipal securities (22.0%) and asset-backed securities (2.3%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In 2004, we sold securities within the portfolio to take advantage of favorable interest rates and realized net investment gains of $58,000 and $707,000 for the three and six months ended June 30, 2004, respectively. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA at June 30, 2004 and December 31, 2003. We do not invest in derivative securities.

     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly reinsurance premiums under that agreement. Reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement offset similar payments to claimants for those years in 2004. Our investment portfolio decreased $19.1 million to $85.5 million at June 30, 2004 from $104.6 million at June 30, 2003. Our investment portfolio was $79.2 million at December 31, 2003. During 2003, interest rates declined, leading to a significant mortgage refinancing by consumers, resulting in significant prepayment or early redemption of our mortgage-backed securities. Cash and cash equivalents were $32.0 million, $39.7 million and $13.3 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. We expect that cash will decrease for the remainder of 2004 as we pay claims for 2003 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported and as we reinvest into tax-exempt municipal bonds and other fix-income securities.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. Prevailing market interest rates increased from levels at June 30, 2003 through the first six months of 2004, resulting in a $1.3 million net unrealized loss on investments at June 30, 2004 compared to a $5.0 million net unrealized gain at June 30, 2003 and a $1.5 million net unrealized gain at December 31, 2003.

Unpaid Claim and Claim Settlement Expenses

At June 30, 2004, the liability for unpaid claim and claim settlement expenses totaled $148.8 million, and our reinsurance recoverables on unpaid claim and claim settlement expenses totaled $69.0 million, resulting in net reserves totaling $79.8 million. Net reserves at June 30, 2003 totaled $92.1 million and included the liability for unpaid claim and claim settlement expenses totaling $172.1 million, net of reinsurance recoverables on unpaid claim and claim settlement expenses of $80.0 million.

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

     The amount by which estimated net reserves, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development.” Development is unfavorable (deficient) when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Development is favorable (redundant) when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Favorable or unfavorable development of loss reserves is reflected in earnings in the year recognized.

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

     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2003 and 2002 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of June 30, 2004. Our reserve estimates are most sensitive to changes in the assumption about inflation for the 2003 and 2002 accident years. Each one percent (1%) increase or decrease in the inflation rate for each of these accident years would increase or decrease our net loss reserve estimates at December 31, 2003 by approximately $390,000. Information about the 2004 accident year is still very immature and any estimate of a one percent (1%) change would be premature.

     Our independent actuary provides management with an opinion annually regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. We focus our decision process on improving our financial strength ratings and expect to remain a market for workers’ compensation insurance in all market conditions. At December 31, 2003, we established recorded reserves in the upper end of the actuary’s range and we continue to believe that recorded reserves remain in that range at June 30, 2004. The ultimate actual liability may be higher or lower than reserves established.

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

     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at June 30, 2004 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

     Income for the three and six months ended June 30, 2004 included an $850,000 and $1.1 million, respectively, reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2003 and prior accident years. Income for the three and six months ended June 30, 2003 included a $2.4 million and $2.7 million, respectively, reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2002 and prior accident years.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

     Our primary sources of cash from operations are premiums collected, reimbursements under reinsurance contracts and investment income. Our investment portfolio is also a source of liquidity, through the sale of readily marketable fixed maturity investments. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. In 2003 and the first half of 2004, reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement, which began in mid 1998 and ran-off in 2001, offset similar payments to claimants for those years. This trend will continue through the remainder of 2004. We further expect that cash and cash equivalents will decrease from levels reported at December 31, 2003 and June 30, 2004 during the remainder of 2004 as we take advantage of the anticipated increase in interest rates. Available cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash and a money market fund that invest primarily in short-term government securities.

     Cash provided by operating activities for the six months ended June 30, 2004 was $796,000. This is primarily a result of net income of $1.9 million, a decrease of $2.2 million in reinsurance recoverables, an increase of $1.2 million in unearned premiums, net of premiums receivable, an increase in other assets totaling $2.6 million, a decrease of $1.1 million in accrued expenses and other liabilities, depreciation and amortization expense of $495,000 offset by a decrease of $1.2 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims and net realized investment gains totaling $707,000. Net cash used in investing activities was $8.7 million due to $36.5 million in purchases of securities and $61,000 in purchases of furniture and equipment offset by $18.7 million in proceeds from sales of and prepayments on securities and $9.2 million from the maturity of securities. Net cash from financing activities was $305,000 due to the exercise of stock options.

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

     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. Under Minnesota insurance law regulating the payment of dividends, in any twelve month period, ACIC can pay a dividend to us from its earned surplus (unassigned surplus) not to exceed the greater of 10% of ACIC’s total surplus or ACIC’s prior years net income reduced for realized capital gains net of income taxes. At June 30, 2004, ACIC could pay a dividend to RTW of $3.2 million without the approval of the Minnesota Department of Commerce. ACIC has never paid a dividend to RTW, and we intend to retain capital in the insurance subsidiary.

     Investments held as statutory deposits and pledged as collateral do not have an adverse effect on our liquidity. We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations and capital expenditures for the next twelve months.

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

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $4.2 million at June 30, 2004.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At June 30, 2004, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

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

Effect of Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the first quarter of 2003 did not have any impact on our financial position, results of operations or cash flows. We are currently evaluating whether to adopt the fair-value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting affect on our financial position, results of operations and cash flows.

Forward Looking Statements

Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to retain renewing policies and write new business with a B+ (Very Good, Secure) rating from A.M. Best; (ii) our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services; (iii) our ability to continue to increase pricing on insured products in the markets in which we remain or alternatively non-renew or turn away improperly priced business; (iv) the ability of our reinsurers to honor their obligations to us; (v) our ability to accurately predict claim development; (vi) our ability to provide our proprietary products and services to customers successfully; (vii) our ability to manage both our existing claims and new claims in an effective manner; (viii) our experience with claims frequency and severity; (ix) medical inflation; (x) competition and the regulatory environment in which we operate; (xi) general economic and business conditions; (xii) our ability to obtain and retain reinsurance at a reasonable cost; (xiii) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xiv) interest rate changes; and (xv) other factors as noted in our other filings with the SEC. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may affect our future performance.

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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Shareholders on June 16, 2004.

(b)	The Company solicited proxies from its shareholders to vote on the following items:

•	To elect three directors to serve until the 2007 Annual Meeting of Shareholders;

•	To ratify the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 2004; and

•	To amend the RTW, Inc. 1995 Employee Stock Purchase Plan.

(c)	A total of 4,487,337 votes were cast in person or by proxy at the annual meeting and the vote counts were as follows:

	Director					Broker
Proposal	until	For	Against	Withhold	Abstain	Non-votes
Election of Directors
Jeffrey B. Murphy	2007	4,423,640		63,697
Gregory D. Koschinska	2007	4,469,659		17,678
Vina L. Marquart	2007	4,419,748		67,589
John O. Goodwyne	2006
David C. Prosser	2006
William J. Deters	2005
John W. Prosser	2005
Ratification of Auditors		4,464,909	12,898		9,530	0
Amend Employee Stock Purchase Plan		2,748,657	62,249		12,699	1,663,732

Accordingly, Jeffrey B. Murphy, Gregory D. Koschinska and Vina L. Marquart were elected directors of the Company with terms expiring in 2007, Ernst & Young, LLP was ratified as independent auditors for the Company and the RTW, Inc. 1995 Employee Stock Purchase Plan amendment was approved. John O. Goodwyne and David C. Prosser continue as directors of the Company until 2006 and William J. Deters and John W. Prosser continue as directors of the Company until 2005.

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Listing of Exhibits

Exhibit 10.1 –	LETTER OF CREDIT REIMBURSEMENT AGREEMENT DATED AS OF JULY 30, 2004 BETWEEN RTW, INC. AND U.S. BANK NATIONAL ASSOCIATION

Exhibit 10.2 –	PLEDGE AGREEMENT DATED JULY 30, 2004 BY RTW, INC. IN FAVOR OF U.S. BANK NATIONAL ASSOCIATION

Exhibit 10.3 –	CHANGE IN AMOUNT OF U.S. BANK LETTER OF CREDIT DATED JULY 30, 2004

Exhibit 10.4 –	FIRST AMENDMENT TO PLEDGE AGREEMENT DATED JULY 30, 2004 BY RTW, INC. IN FAVOR OF U.S. BANK NATIONAL ASSOCIATION

Exhibit 11 -	STATEMENT REGARDING COMPUTATION OF BASIC AND DILUTED NET INCOME PER SHARE

Exhibit 31.1 -	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2 -	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32 -	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)	Listing of Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated April 28, 2004, pursuant to Item 12 of Form 8-K, Disclosure of Results of Operations and Financial Condition, under which RTW, Inc. furnished a press release, issued on April 28, 2004, disclosing material non-public information regarding its results of operations for the quarter ended March 31, 2004.

The Company filed a Current Report on Form 8-K dated June 16, 2004, pursuant to Item 7 and 9 of Form 8-K, Other Events, under which RTW, Inc. furnished the slide presentation that was used in conjunction with the comments made to the shareholders at the Annual Meeting.

The Company filed a Current Report on Form 8-K dated July 29, 2004, pursuant to Item 12 of Form 8-K, Disclosure of Results of Operations and Financial Condition, under which RTW, Inc. furnished a press release, issued on July 28, 2004, disclosing material non-public information regarding its results of operations for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: August 13, 2004	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2004	By	/s/ Alfred L. LaTendresse

Alfred L. LaTendresse
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)