Form 10-Q
period 2004-09-30
RTW INC /MN/
filed 2004-11-12
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ✓ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes       No ✓

At October 28, 2004, approximately 5,295,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1:                      FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
ASSETS	(Unaudited)
Investments at fair value, amortized cost of $82,797 and $77,674	$83,415	$79,171
Cash and cash equivalents	39,532	39,650
Accrued investment income	752	769
Premiums receivable, less allowance of $141 and $225	3,865	3,482
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	66,686	71,466
On paid claim and claim settlement expenses	553	854
Deferred policy acquisition costs	1,143	926
Furniture and equipment, net	1,215	1,242
Other assets	5,749	4,608

Total assets	$202,910	$202,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$147,406	$150,044
Unearned premiums	11,035	9,180
Accrued expenses and other liabilities	6,131	7,357

Total liabilities	164,572	166,581

Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding, 5,283,000 shares at September 30, 2004 and 5,125,000 at December 31, 2003	20,994	20,644
Retained earnings	16,936	13,970
Accumulated other comprehensive income	408	973

Total shareholders’ equity	38,338	35,587

Total liabilities and shareholders’ equity	$202,910	$202,168

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Gross premiums earned	$16,676	$13,728	$47,014	$39,316
Premiums ceded	(2,515)	(2,049)	(7,043)	(5,670)

Premiums earned	14,161	11,679	39,971	33,646
Investment income	970	1,067	2,820	3,476
Net realized investment (losses) gains	(2)	685	705	685
Service revenue	143	23	283	79

Total revenues	15,272	13,454	43,779	37,886

Expenses:
Claim and claim settlement expenses	10,061	6,421	28,296	20,319
Policy acquisition costs	1,531	1,484	4,900	5,284
General and administrative expenses	2,226	2,542	6,350	7,484

Total expenses	13,818	10,447	39,546	33,087

Income from operations	1,454	3,007	4,233	4,799

Interest expense	—	18	—	48

Income before income taxes	1,454	2,989	4,233	4,751

Income tax expense (benefit)	361	(144)	1,267	415

Net income	$1,093	$3,133	$2,966	$4,336

Net income per share:
Basic income per share	$0.21	$0.61	$0.57	$0.85

Diluted income per share	$0.20	$0.59	$0.54	$0.83

Weighted average shares outstanding:
Basic shares outstanding	5,266,000	5,120,000	5,210,000	5,112,000

Diluted shares outstanding	5,486,000	5,323,000	5,456,000	5,246,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,966	$4,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(705)	(685)
Depreciation and amortization	727	935
Deferred income taxes	—	1,200
Changes in assets and liabilities:
Reinsurance recoverables	5,081	19,951
Unpaid claim and claim settlement expenses	(2,638)	(26,827)
Unearned premiums, net of premiums receivable	1,472	2,225
Other, net	(2,253)	1,518

Net cash provided by (used in) operating activities	4,650	2,653

Cash flows from investing activities:
Proceeds from sales of securities	20,358	25,685
Purchases of securities	(36,485)	(32,903)
Maturities of available for sale securities	11,324	—
Purchases of furniture and equipment	(315)	(145)

Net cash used in investing activities	(5,118)	(7,363)

Cash flows from financing activities:
Payments on note payable	—	(1,250)
Stock option exercises	350	51

Retirement of common stock	—	(37)

Net cash provided by (used in) financing activities	350	(1,236)

Net decrease in cash and cash equivalents	(118)	(5,946)

Cash and cash equivalents at beginning of year	39,650	36,288

Cash and cash equivalents at end of period	$39,532	$30,342

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$—	$27

Income taxes	$758	$(1)

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements included herein were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the Consolidated Balance Sheet at December 31, 2003, without audit by an independent registered public accounting firm. We derived the Consolidated Balance Sheet at December 31, 2003 from the audited Consolidated Financial Statements for the year ended December 31, 2003; however, this report does not include all the disclosures contained therein.

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

NOTE B — STOCK OPTIONS AND STOCK-BASED BENEFIT PLANS

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

     Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under our Employee Stock Purchase Plan based on the fair value method described in SFAS No. 123, our net income and basic and dilutive net income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income:
As reported	$1,093	$3,133	$2,966	$4,336
Pro forma	1,015	3,077	2,631	4,102

Basic net income per share:
As reported	$0.21	$0.61	$0.57	$0.85
Pro forma	0.19	0.60	0.50	0.80

Diluted net income per share:
As reported	$0.20	$0.59	$0.54	$0.83
Pro forma	0.19	0.58	0.48	0.78

NOTE C — COMPREHENSIVE INCOME (LOSS)

The change in comprehensive income totaled $1.2 million in the third quarter of 2004 compared to a loss of $1.7 million for the same period in 2003. Comprehensive loss totaled $565,000 for the nine months ended September 30, 2004 compared to a loss of $697,000 for the same period in 2003. Accumulated other comprehensive income was $973,000 at December 31, 2003. The difference between net income and comprehensive income is the result of unrealized gains (losses) that arise during the period on our investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments”.

NOTE D — LETTER OF CREDIT

On July 30, 2004, we entered into a Letter of Credit Reimbursement Agreement (“Agreement”) for $2.0 million with our primary bank to collateralize a performance bond required as part of a service contract with the Minnesota Workers’ Compensation Assigned Risk Plan. The Agreement is collateralized by the stock of American Compensation Insurance Company (ACIC), our wholly-owned insurance company subsidiary, and contains a restrictive covenant that requires ACIC to maintain at least a B+ rating from A. M. Best Company.

NOTE E — INVESTMENT SECURITIES AVAILABLE FOR SALE

The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2004	Cost	Gains	Losses	Value
U.S. government securities	$36,516	$619	$(95)	$37,040
Asset-backed securities	2,012	13	(15)	2,010
State and municipal	18,972	52	(167)	18,857
Mortgage-backed securities	25,297	265	(54)	25,508

Total investments	$82,797	$949	$(331)	$83,415

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value
U.S. government securities	$48,152	$1,158	$(155)	$49,155
Asset-backed securities	1,008	3	—	1,011
Mortgage-backed securities	28,514	509	(18)	29,005

Total investments	$77,674	$1,670	$(173)	$79,171

Management believes that the unrealized losses on fixed maturity securities are related to interest rate changes and do not represent other than temporary impairments.

NOTE F — ACCOUNTING CHANGE

In October, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, “Share-Based Payment”, which will require all companies to measure and record in the income statement compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB plans to issue the final statement on or around December 15, 2004. We do not expect the adoption of Statement 123R will have a material effect on our financial statements.

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

     We have developed two proprietary management systems: (i) ID15®, designed to identify those injured employees who are likely to become inappropriately dependent on disability system benefits, including workers’ compensation; and (ii) The RTW Solution®, designed to lower employers’ disability system costs and return injured employees to work as soon as reasonably possible. We provide disability management services, primarily workers’ compensation management services: (i) to employers insured through our insurance subsidiary; (ii) to self-insured employers on a fee-for-service basis; (iii) to the Minnesota Workers’ Compensation Assigned Risk Plan on a percent of premium basis; (iv) to other insurance companies; and (v) on a consulting basis, charging hourly fees. During the first nine months of 2004, we operated primarily in Minnesota, Michigan and Colorado and began servicing non-insurance customers in California.

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

Challenges, risks, uncertainties and trends:

     We derive our revenue almost entirely from workers’ compensation insurance premiums and investment income, including gains and losses from sales of securities. A small portion of our revenue is derived from non-insurance workers’ compensation services. We are subject to the challenges, risks, uncertainties and trends that affect the workers’ compensation property and casualty insurance and the disability management sectors of our economy including the following:

•	Workers’ compensation is a state regulated industry. Workers’ compensation is governed and regulated by state governmental agencies. We are, and will be, subject to state regulation in any state in which we provide workers’ compensation products and services, now and in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. Legislation covering insurance companies and the regulations adopted by state agencies are subject to change and any change may adversely affect our operations;

•	Workers’ compensation claims and related expenses can be volatile. Workers’ compensation is a long-tailed property and casualty insurance line. Claims for a given year are open on average for twelve to thirteen years and it is not unusual for workers’ compensation insurers to have some claims open for thirty or more years. We have operated our insurance company since 1992 and therefore have relatively limited experience (twelve years), and accordingly, are subject to volatility. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation is subject to inflationary pressures. Worker’s compensation is subject to both medical and wage inflation. The cost of medical care has increased in excess of 10% per annum in recent years. This has resulted in reduced profitability in the workers’ compensation insurance line. New medical procedures could evolve and new legal theories develop that could cause older claims to re-open and increase expense. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation pricing is cyclical. For the first nine months of 2004, we were able to increase premium rates on renewing policies 1.8%. This compares to rate increases of 1.4%, 8.7%, 18.5% and 11.7% in 2003, 2002, 2001 and 2000, respectively. These increases came after many years of rate decreases that unfavorably affected the industry in the late 1990’s. If we are unable to maintain rate increases or decrease our costs, our profit margin will be adversely affected. See further discussion under “Premiums in Force and Gross Premiums Earned”;

•	Reinsurance costs for workers’ compensation have increased. Reinsurance costs increased over the prior year continuing a pattern of cost increases beginning in 2001. These higher costs, if not recovered through increased rates from our customers, will adversely affect our profit margin. See further discussion under “Premiums Ceded”;

•	Low interest rates reduce our investment income. Interest rates for investment-grade instruments have increased in recent months moving only slightly from historic lows. Our investment income is directly affected by the interest rate at which we invest our free cash flow. The historical low interest rate environment contributed to a significant mortgage refinancing boom, resulting in prepayment of our mortgage-backed investments and an increase in our cash on hand in ACIC. We continue to invest these funds in short-term instruments. An ongoing low interest rate environment will adversely affect our investment income. See further discussion under “Investment Income and Net Realized Investment Gains”; and

•	Profitable service revenue growth could be difficult. The national market for disability management services is highly competitive and includes national, regional and local providers of services. We do not have a national presence limiting our ability to service national accounts. Any infrastructure changes to support growth in our non-insurance revenues could be expensive and diminish our earnings in the short-term.

Significant Accounting Policies

Our significant accounting policies are summarized in Note 1 — “Summary of Significant Accounting Policies” included in our Consolidated Financial Statements and notes thereto in our 2003 Annual Report on Form 10-K. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and the related reinsurance recoverables; (iii) policy acquisition costs; (iv) income taxes and deferred income taxes; and (v) investments. These accounting policies are discussed within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Service revenue earned as a percent of premium is recognized over the life of the underlying insurance policy and the related claims in a manner consistent with RTW’s Premiums Earned revenue recognition policy. Service revenue related to claims management is recognized over the expected duration of the claims management activity. Other service revenue is recognized as performed or over the life of the contract. The excess of billed service revenue over earned amounts is recognized as a liability and included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Financial Summary

This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at September 30, 2004 and December 31, 2003 and the three and nine-month periods ended September 30, 2004 and 2003.

The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gross premiums earned	$16,676	$13,728	$47,014	$39,316
Premiums earned	14,161	11,679	39,971	33,646

Total revenues	15,272	13,454	43,779	37,886
Claim and claim settlement expenses	10,061	6,421	28,296	20,319
Net income	1,093	3,133	2,966	4,336
Diluted income per share	$0.20	$0.59	$0.54	$0.83

     We reported net income of $1.1 million in the third quarter of 2004 compared to net income of $3.1 million in the third quarter of 2003 and reported net income of $3.0 million for the nine months ended September 30, 2004 compared to $4.3 million for the same period in 2003. Diluted net income per share was $0.20 in the third quarter of 2004 compared to $0.59 for the third quarter of 2003 and was $0.54 for the nine months ended September 30, 2004 compared to $0.83 for the same period in 2003. The primary factors affecting our 2004 operating results included the following:

•	Our gross premiums earned increased to $16.7 million in the third quarter of 2004 from $13.7 million in the third quarter of 2003 and increased to $47.0 million for the nine months ended September 30, 2004 from $39.3 million for the same period in 2003 due primarily to an increase in premiums in force from comparable periods in 2003. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned increased to $14.2 million in the third quarter of 2004 from $11.7 million in the third quarter of 2003 and increased to $40.0 million for the nine months ended September 30, 2004 from $33.6 million for the same period in 2003 reflecting the increase in gross premiums earned from the comparable 2003 period offset by an increase in premiums ceded as our cost of excess of loss reinsurance increased in 2004;

•	In addition to the factors affecting premiums earned, total revenues increased as we recorded $705,000 of net realized investment gains during the first nine months of 2004 compared to $685,000 recorded entirely in the third quarter of 2003;

•	Claim and claim settlement expenses increased to $10.1 million in the third quarter of 2004 from $6.4 million in the third quarter of 2003 and increased to $28.3 million for the nine months ended September 30, 2004 compared to $20.3 million for the same period in 2003. Favorable development for prior accident years reduced claim and claim settlement expenses by $300,000 in the third quarter of 2004 compared to $2.0 million for the third quarter of 2003 and by $1.4 million for the nine months ended September 30, 2004 compared to $4.7 million for the same period in 2003. Claim and claim settlement expenses also increased in 2004 due to the increase in gross premiums earned in 2004 compared to 2003. See further discussion under “Claim and Claim Settlement Expenses”; and

•	Income tax expense for the three and nine-month periods ended September 30, 2003 was favorably affected by a $1.2 million deferred income tax valuation allowance adjustment. There was no similar adjustment in 2004.

     We expect premiums in force to increase moderately from levels reported at September 30, 2004 for the remainder of the year as we focus on writing profitable business at the right price. We will focus on increasing profitability in our markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     We expect that service fee income will increase in the fourth quarter of 2004 as we continue providing services to employers insured through the Minnesota Assigned Risk Plan and as we add new customers.

     In the following pages, we discuss the operating results for the three and nine-month periods ended September 30, 2004 and 2003 for items in our Consolidated Statements of Income and also explain key balance sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include premiums earned, investment income, net realized investment (losses) gains and service revenue. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gross premiums earned	$16,676	$13,728	$47,014	$39,316
Premiums ceded	(2,515)	(2,049)	(7,043)	(5,670)

Premiums earned	14,161	11,679	39,971	33,646
Investment income	970	1,067	2,820	3,476
Net realized investment (losses) gains	(2)	685	705	685
Service revenue	143	23	283	79

Total revenues	$15,272	$13,454	$43,779	$37,886

	September 30,		December 31,
	2004	2003	2003
Premiums in force, by regional office location:
Minnesota	$37,900	$30,900	$32,000
Michigan	13,900	13,100	13,100
Colorado	11,000	13,400	13,000

Total premiums in force	$62,800	$57,400	$58,100

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

     Our premiums in force increased $5.4 million or 9.4% to $62.8 million at September 30, 2004 from $57.4 million at September 30, 2003 and increased $4.7 million or 8.1% from $58.1 million at December 31, 2003. A significant portion of the increase in premiums in force since September 30, 2003 occurred in our Minnesota region with a modest increase in our Michigan region, offset by a decrease in our Colorado region. In order to continue to improve profitability, we aggressively target policies that do not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration.

     Our gross premiums earned increased 21.5% to $16.7 million in the third quarter of 2004 from $13.7 million in the third quarter of 2003 and increased 19.6% to $47.0 million for the nine months ended September 30, 2004 from $39.3 million for the same period in 2003 due primarily to the increase in premiums in force. Final audit premiums increased gross premiums earned by $643,000 for the nine months ending September 30, 2004. In contrast, final audit premiums decreased gross premiums earned by $93,000 for the same period in 2003.

     Renewal premium rates increased 2.8% in the third quarter of 2004 and 1.8% for the nine months ended September 30, 2004, while renewal premium rates increased 5.0% in the third quarter of 2003, but were flat for the nine months ended September 30, 2003. We file our rates at the high end of the market in each region in which we operate, usually at or near the rates charged by the residual markets in these regions.

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

     Premiums ceded to reinsurers were $2.5 million in the third quarter of 2004 compared to $2.0 million in the third quarter of 2003 and were $7.0 million for the nine months ended September 30, 2004 compared to $5.7 million for the same period in 2003. As a percent of gross premiums earned, premiums ceded increased to 15.1% for the three months ended September 30, 2004 compared to 14.9% for the same period in 2003 and to 15.0% for the nine months ended September 30, 2004 compared to 14.4% for the same period in 2003. The higher percentage in the 2004 periods reflect that the rates we are charged for excess of loss reinsurance coverage increased in all regions in 2004 and the rates we are charged are lower for Minnesota risks compared to non-Minnesota risks.

Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2004 include the following factors:

•	We expect premium rates on renewing policies to increase slightly or remain flat for the remainder of 2004. Premium rate increases realized in 2003 will continue to favorably affect profitability in 2004 as we earn more premiums on those policies. We expect premiums in force to increase moderately for the remainder of 2004;

•	Our 2004 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	We expect that premiums ceded under excess of loss policies will increase when compared to 2003, but remain consistent with the first nine months of 2004 as a percentage of gross premiums earned.

Investment Income and Net Realized Investment (Losses) Gains: Investment income includes earnings from our investment portfolio and our net realized investment (losses) gains, which include (losses) gains from sales of securities, and are displayed separately on our accompanying Consolidated Statements of Income.

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

     Investment income decreased to $970,000 in the third quarter of 2004 from $1.1 million in the third quarter of 2003 and decreased to $2.8 million for the nine months ended September 30, 2004 from $3.5 million for the same period in 2003 as our investment portfolio decreased to $83.4 million at September 30, 2004 from $87.7 million at September 30, 2003. Investment income also declined as a result of the decrease in our average book investment yield to 4.0% at September 30, 2004 from 4.5% at September 30, 2003. Interest rates declined early in 2003, reaching a low point in June 2003 before returning to beginning of the year levels by December 2003. Approximately $20.3 million of mortgage-backed securities in our investment portfolio were repaid earlier than expected in 2003 due to the significant consumer mortgage refinancing that occurred in 2003. The funds that came available could not be reinvested at comparable rates, causing the book investment yield to decline. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2003 by holding cash received on mortgage-backed security pre-payments and through sales of securities in 2003 expecting that interest rates would rise in 2004. Subsequent to December 31, 2003, we began to diversify our portfolio by investing in tax-exempt municipal securities to take advantage of the tax benefits of those securities and existing interest rate spreads. Additionally in the first nine months of 2004, we reinvested proceeds from maturing securities, pre-payments of mortgage-backed securities and a portion of our cash and cash equivalents into taxable and tax-exempt securities. The investment income realized in future periods will be affected by yields attained on new investments.

     In 2004, we sold certain securities within the portfolio to take advantage of favorable interest rates. We realized net investment gains of $705,000 for the nine months ended September 30, 2004 compared to $685,000 for the same period in 2003.

Investment Income and Net Realized Investment (Losses) Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2004 will be affected by the following:

•	Our investment in tax-exempt municipal bonds will result in reduced investment yields but will favorably affect net income as the rates will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	We expect interest rates to increase during the remainder of 2004; however, the timing of any such rate increase is unknown at this time. We intend to invest our excess cash into higher yielding investments as rates increase;

•	Funds from our operating cash flows and investment cash flows provide growth in our investment portfolio. Cash flows for the remainder of 2004 will be affected by: (i) premiums ceded net of reinsurance reimbursements under our excess of loss treaties; and (ii) net cash flows resulting from claim payments on claims from 2004 and prior years offset by cash flows from current in-force policies;

•	Future recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio risks and returns and will also be affected by the implementation of Emerging Issues Task Force position 03-1, “The Meaning of Other than Temporary Impairment”. See further discussion under “Effect of Recent Accounting Pronouncements”; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

Service Revenue: Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Our customers include the Minnesota Workers’ Compensation Assigned Risk Plan (ARP), self-insured employers, other insurance companies, insurance agents and local governmental units. Service revenue grew to $143,000 in the third quarter of 2004 from $23,000 in the same quarter in 2003 and increased to $283,000 for the nine months ended September 30, 2004 from $79,000 for the nine months ended September 30, 2003.

Service Revenue Outlook: Service revenue realized for the balance of 2004 will be affected by the following:

•	In March 2004, we were awarded a three-year contract to service 25% of the Minnesota Workers’ Compensation Assigned Risk Plan (ARP). We are paid a fee based on a percent of the premium we service and began servicing new ARP business on July 1, 2004 and renewal ARP business on September 1, 2004. The estimated annual premium for the entire ARP is in excess of $100 million. This contract is currently expected to produce service revenue in excess of $4.0 million during the first 14 months of the contract and approximately $250,000 of earned service revenue during 2004; and

•	We currently have 19 additional non-insurance customers in Minnesota, California and Michigan that will generate approximately $800,000 of additional annualized service revenue over the term of their contracts. We continue to market our alternative products aggressively inside and outside the regions in which we currently operate. We expect service revenue will increase as new customers become aware of and purchase these services. The ultimate effect of this on service revenue is not known at this time.

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

     Claim and claim settlement expenses increased to $10.1 million in the third quarter of 2004 from $6.4 million in the third quarter of 2003 and to $28.3 million for the nine months ended September 30, 2004 from $20.3 million for the same period in 2003. As a percent of gross premiums earned, claim and claim settlement expenses increased to 60.3% for the third quarter of 2004 from 46.8% for the third quarter of 2003 and to 60.2% for the nine months ended September 30, 2004 from 51.7% for the same period in 2003. These changes are due to the following:

•	Claim and claim settlement expenses increased in total due to the overall increase in premiums in force and the related increase in gross premiums earned;

•	We recorded a $300,000 reduction in claim and claim settlement expenses in the third quarter of 2004 and $1.4 million through the first nine months of 2004 to reflect favorable claim development for 2003 and prior accident years. The 2003 results included a $2.0 million reduction in the third quarter of 2003 and a $4.7 million reduction through the first nine months of 2003;

•	Continued improvements in our ability to manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2004 as compared to accident year 2003 resulting from inflationary pressures.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases (decreases) in premium rates will result in increasing (decreasing) gross premiums earned without a corresponding increase (decrease) in claim and claim settlement expenses, ultimately decreasing (increasing) claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and changes in customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.

The ultimate effect of the above factors on claim and claim settlement expenses as a percent of premiums earned for the remainder of 2004 is unknown at this time.

Policy Acquisition Costs: Policy acquisition costs are costs directly related to writing an insurance policy and include commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, less ceding commissions received from our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them.

     The following table summarizes policy acquisition costs (000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Commission expense	$1,153	$1,012	$3,375	$2,858
Premium tax expense	346	288	805	682
Other policy acquisition costs	644	562	2,479	2,841

Direct policy acquisition costs	2,143	1,862	6,659	6,381
Ceding commissions on excess of loss reinsurance	(612)	(378)	(1,759)	(1,097)

Total policy acquisition costs	$1,531	$1,484	$4,900	$5,284

     Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $612,000 for the third quarter of 2004 compared to $378,000 for the third quarter of 2003 and $1.8 million for the nine months ended September 30, 2004 compared to $1.1 million for the nine months ended September 30, 2003. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs increased to $2.1 million in the third quarter of 2004 from $1.9 million in the third quarter of 2003 and increased to $6.7 million for the nine months ended September 30, 2004 from $6.4 million for the same period in 2003. As a percent of gross premiums earned, direct policy acquisition costs decreased to 12.9% in the third quarter of 2004 from 13.6% in the third quarter of 2003 and to 14.2% for the nine months ended September 30, 2004 from 16.2% for the same period in 2003. The first nine months of 2004 reflect the following:

•	Gross premiums earned increased in the nine months ended September 30, 2004 compared to the same period in 2003 resulting in a corresponding increase in policy acquisition costs;

•	Commission expense decreased to 6.9% and 7.2% of gross premiums earned for the three and nine-month periods ended September 30, 2004, respectively, from 7.4% and 7.3% for the same periods in 2003, respectively. This decrease in commission rates is the result of our new business growth that was experienced in the second half of 2003 on which we paid higher commission rates and the focus in 2004 on reducing the commissions we pay. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense was 2.0% of gross premiums earned for the third quarters of 2004 and 2003 and 1.7% for the nine months ended September 30, 2004 and September 30, 2003;

•	We recorded a $478,000 increase in other policy acquisition costs in the second quarter of 2004 reflecting a reapportionment of 2003 mandatory reinsurance pools expenses compared to a $1.3 million increase recorded in the second quarter of 2003 reflecting a reapportionment for 2002; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds and the net effect of assigned risk plan activity in the states in which we have operated. Other policy acquisition costs decreased to 3.9% of gross premiums earned in the third quarter of 2004 compared to 4.1% in the third quarter of 2003. Excluding the mandatory pool reallocation discussed above, other policy acquisitions costs increased to 4.3% for the nine months ended September 30, 2004 from 4.0% for the same period in 2003.

Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2004 will be affected by the following:

•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies. We had significant new business growth in the latter half of 2003 and the first half of 2004 and we expect new business to grow moderately for the remainder of 2004;

•	Premium tax accrual rates will return to their normal level of 2.0% for the balance of 2004;

•	Other underwriting expenses will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses decreased to $2.2 million in the third quarter of 2004 from $2.5 million in the third quarter of 2003 and to $6.4 million for the nine months ended September 30, 2004 from $7.5 million for the same period in 2003. As a percent of gross premiums earned, general and administrative expenses decreased to 13.3% in the third quarter of 2004 from 18.5% in the third quarter of 2003 and to 13.5% for the nine months ended September 30, 2004 from 19.0% for the same period in 2003. General and administrative expenses, as a percentage of gross premiums earned, are expected to decrease since we will earn more premium in 2004 and will have more premium to cover our relatively fixed costs. General and administrative expenses continue to be managed aggressively and reduced where appropriate.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	Our contract to manage the Minnesota Workers’ Compensation Assigned Risk Plan business will require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future growth of our service revenue and to continue to support and enhance our core insurance operations;

•	We have no plans to open additional offices in 2004. We will continually monitor reported claim counts for 2004 and re-examine staffing needs as necessary; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.

Interest Expense: We incurred interest charges on our note payable in the first nine months of 2003. The note payable was paid in full in September 2003. We expect to incur no interest charges in 2004.

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

     In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.5 million valuation allowance (allowance) against deferred tax assets resulting in a corresponding increase in income tax expense. This allowance decreased by $7.9 million to $6.6 million at December 31, 2002 as a result of the income we earned in 2002 and federal tax refunds totaling $3.8 million resulting from a change in Federal tax law. This allowance was further decreased by $3.0 million in 2003 to $3.6 million as a result of the income we earned in 2003 and analysis of our projected taxable income and available tax planning strategies. We expect any remaining deferred tax assets, net of the allowance, at September 30, 2004, to be realized as a result of the future income and the reversal of existing taxable temporary differences.

     Income tax expense for the third quarter of 2004 was $361,000, or 24.8% of income before income taxes, compared to an income tax benefit of $144,000 for the same period in 2003. Income tax expense for the nine months ended September 30, 2004 was $1.3 million, or 29.9% of income before income taxes, compared to $415,000, or 8.7% of income before income taxes for the same period in 2003. The third quarter of 2003 included a $1.2 million reduction in our deferred income tax valuation allowance, which favorably affected our income tax expense for that period and 2003. After adjusting for the allowance benefit recorded, income tax expense was 35.3% and 34.0% of income before income taxes for the three and nine-month periods ended September 30, 2003. The decreased tax rates in 2004 are primarily the result of the benefit of tax-exempt investment income realized in 2004. Further, the income tax expense percentages for the three and nine months ended September 30, 2004 and 2003 have been affected by: (i) our income from operations and (ii) changes in taxable net income from our insurance subsidiary (ACIC) which is subject to only federal income taxes.

Income Tax Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2004; (ii) the amount of tax exempt income we earn in 2004; and (iii) changes in our analysis of the income tax valuation allowance recorded during the remainder of 2004. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at September 30, 2004 included U.S. government securities (44.1%), mortgage-backed securities (30.6%), municipal securities (22.9%) and asset-backed securities (2.4%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In 2004, we sold securities within the portfolio to take advantage of favorable interest rates and realized net investment gains totaling $705,000 through the first nine months of 2004. In September 2003, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized investment gains totaling $685,000. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA or AA at September 30, 2004 and December 31, 2003. We do not invest in derivative securities.

     Operating cash flows consist of the excess or deficit of premiums collected over claim and claim settlement expenses paid reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly reinsurance premiums under that agreement. Reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement offset similar payments to claimants for those years in 2004. Our investment portfolio decreased $4.3 million to $83.4 million at September 30, 2004 from $87.7 million at September 30, 2003. Our investment portfolio was $79.2 million at December 31, 2003. During 2003, interest rates declined, leading to a significant mortgage refinancing by consumers, resulting in significant prepayment or early redemption of our mortgage-backed securities. Cash and cash equivalents were $39.5 million, $39.7 million and $30.3 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. We expect that cash will decrease for the remainder of 2004 as we pay claims for 2003 and prior years, years in which we earned higher premiums and incurred a higher number of claims reported and as we reinvest into tax-exempt municipal bonds and other fixed-income securities.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. Prevailing market interest rates increased from levels at September 30, 2003 through the first nine months of 2004, resulting in a $618,000 net unrealized gain on investments at September 30, 2004 compared to a $2.3 million net unrealized gain at September 30, 2003 and a $1.5 million net unrealized gain at December 31, 2003.

Unpaid Claim and Claim Settlement Expenses

At September 30, 2004, the liability for unpaid claim and claim settlement expenses totaled $147.4 million, and our reinsurance recoverables on unpaid claim and claim settlement expenses totaled $66.7 million, resulting in net reserves totaling $80.7 million. Net reserves at September 30, 2003 totaled $81.2 million and included the liability for unpaid claim and claim settlement expenses totaling $154.4 million, net of reinsurance recoverables on unpaid claim and claim settlement expenses of $73.2 million.

     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables, (together, net reserves) at each balance sheet date. Our reserves represent the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred to date in 2004 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we calculate the difference between: (i) projected ultimate claim and claim settlement expenses as determined using generally accepted actuarial standards; and (ii) case reserves and carry the difference as an IBNR reserve. By using both estimates of reported claims and IBNR claims, we estimate the ultimate net reserves for unpaid claim and claim settlement expenses.

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

     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2003 and 2002 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of September 30, 2004. Our reserve estimates are most sensitive to changes in the assumption about inflation for the 2003 and 2002 accident years. Each one percent (1%) increase or decrease in the inflation rate for each of these accident years would increase or decrease our net loss reserve estimates at December 31, 2003 by approximately $390,000. Information about the 2004 accident year is still very immature and any estimate of a one percent (1%) change would be premature.

     Our independent actuary provides management with an opinion annually regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. At December 31, 2003, we established recorded reserves in the upper end of the actuary’s range and we continue to believe that recorded reserves remain in that range at September 30, 2004. The ultimate actual liability may be higher or lower than reserves established.

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

     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at September 30, 2004 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

     Income for the three and nine months ended September 30, 2004 included a $300,000 and a $1.4 million, respectively, reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2003 and prior accident years. Income for the three and nine months ended September 30, 2003 included a $2.0 million and a $4.7 million, respectively, reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2002 and prior accident years.

Liquidity and Capital Resources

     Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

     Our primary sources of cash from operations are premiums collected, reimbursements under reinsurance contracts and investment income. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. In 2003 and the first nine months of 2004, reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement, which began in mid 1998 and ran-off in 2001, offset similar payments to claimants for those years. This trend will continue through the remainder of 2004. We further expect that cash and cash equivalents will decrease from levels reported at December 31, 2003 and September 30, 2004 during the remainder of 2004 as we take advantage of the anticipated increase in interest rates to purchase investments. Available cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash, a money market fund that invests primarily in short-term U.S. Government securities and overnight repurchase agreements secured by U.S. Treasury or U.S. Government Agency securities.

     Cash provided by operating activities for the nine months ended September 30, 2004 was $4.7 million. This is primarily a result of net income of $3.0 million, a decrease of $5.1 million in reinsurance recoverables, an increase of $1.5 million in unearned premiums, net of premiums receivable and depreciation and amortization expense of $727,000 offset by a decrease of $2.6 million in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, a decrease of $1.2 million in accrued expenses and other liabilities, an increase in other assets totaling $1.1 million and net realized investment gains totaling $705,000. Net cash used in investing activities was $5.1 million due to $36.5 million in purchases of securities and $315,000 in purchases of furniture and equipment offset by $20.4 million in proceeds from sales of and pre-payments on securities and $11.3 million from the maturity of securities. Net cash from financing activities was $350,000 due to the exercise of stock options.

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

     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. Under Minnesota insurance law regulating the payment of dividends, in any twelve month period, ACIC can pay a dividend to us from its earned surplus (unassigned surplus) not to exceed the greater of 10% of ACIC’s total surplus or ACIC’s prior years’ net income reduced for realized capital gains net of income taxes. At September 30, 2004, ACIC could pay a dividend to RTW of $3.2 million without the approval of the Minnesota Department of Commerce. ACIC has never paid a dividend to RTW, and we intend to retain capital in the insurance subsidiary.

     Investments held as statutory deposits and pledged as collateral do not have an adverse effect on our liquidity. We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations and capital expenditures for the next twelve months.

Interest Rate Risk

     Our fixed maturity investments are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair value of these instruments. Also, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, pre-payment options, relative values of alternative instruments, the liquidity of the instrument and other general market conditions. We regularly evaluate interest rate risk in order to evaluate the appropriateness of our investments.

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.9 million at September 30, 2004.

     The effect of interest rate risk on potential near-term fair value was determined based on commonly used models. The models project the effect of interest rate changes on factors such as duration, pre-payments, put options and call options. Fair value was determined based on the net present value of cash flows or duration estimates, using a representative set of likely future interest rate scenarios.

NAIC Risk-based Capital Standards

     The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require computing a risk-based capital amount that is compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: (i) asset risk; (ii) insurance underwriting risk; (iii) credit risk; and (iv) off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital is substantially in excess of authorized control level risk-based capital.

Regulation

     Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At September 30, 2004, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

Effect of Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments In Debt and Equity Securities” and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted the disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

     In October, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, “Share-Based Payment”, which will require all companies to measure and record in the income statement compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB plans to issue the final statement on or around December 15, 2004. We do not expect the adoption of Statement 123R will have a material effect on our financial statements.

Forward Looking Statements

Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to retain renewing policies and write new business with a B+ (Very Good, Secure) rating from A.M. Best; (ii) our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services; (iii) our ability to continue to maintain or increase rates on insured products in the markets in which we remain or alternatively non-renew or turn away improperly priced business; (iv) the ability of our reinsurers to honor their obligations to us; (v) our ability to accurately predict claim development; (vi) our ability to provide our proprietary products and services to customers successfully; (vii) our ability to manage both our existing claims and new claims in an effective manner; (viii) our experience with claims frequency and severity; (ix) medical inflation; (x) competition and the regulatory environment in which we operate; (xi) general economic and business conditions; (xii) our ability to obtain and retain reinsurance at a reasonable cost; (xiii) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xiv) interest rate changes; and (xv) other factors as noted in our other filings with the Securities and Exchange Commission. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may affect our future performance.

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

PART II — OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS
                     None

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

RTW, Inc.

Dated: November 12, 2004	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2004	By	/s/ Alfred L. LaTendresse

Alfred L. LaTendresse
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)