Form 10-K
period 2004-12-31
RTW INC /MN/
filed 2005-03-31
CIK 915781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☐
      As of March 18, 2005, 5,295,000 shares of Common Stock, no par value, were outstanding. As of June 30, 2004, assuming as fair value the last sale price of $6.44 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $27.0 million.
Documents incorporated by reference:
      The Company’s Proxy Statement for its annual meeting of shareholders to be held on June 15, 2005, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2004, is incorporated by reference in Part III of this Report on Form 10-K.

PART I

Item 1.	Business
Overview
      RTW, Inc. (RTW) provides disability management services, directed today at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC); (ii) self-insured employers on a fee-for-service basis; (iii) state assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) on a consulting basis to agents and employers, charging hourly fees through RTW and its division, Absentia. ACIC offers guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. Collectively, “we,” “our” and “us” refer to RTW and ACIC in this document.
      We developed two proprietary systems to manage disability: (i) ID15®, designed to quickly identify those injured employees who are likely to become inappropriately dependent on disability system benefits, including workers’ compensation; and (ii) The RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. During 2004, we operated primarily in Minnesota, Michigan and Colorado and began servicing non-insurance customers in California and Indiana.
      Our approach to managing disability reduces medical expenses and wage-replacement costs (including time away from the job). We: (i) focus our efforts on the 15% of the injured employees that drive 80% of the system costs; (ii) control costs by actively managing all participants in the system, including employers, employees, medical care providers, attorneys and the legal system; and (iii) return injured employees to work as soon as safely possible.
Industry
      In 2004, our revenues were derived entirely from products and services related to managing workers’ compensation. Workers’ compensation benefits are mandated and regulated at the state level. Every state requires employers to provide wage-replacement and medical benefits to workplace accident victims regardless of fault. Virtually all employers in the United States are required to either: (a) purchase workers’ compensation insurance from a private insurance carrier; (b) obtain coverage from a state managed fund; or (c) if permitted by their state, to be self-insured. Workers’ compensation laws generally mandate two types of benefits for injured employees: (i) indemnity payments including temporary wage-replacement or permanent disability payments; and (ii) medical benefits that include payment for expenses related to injury diagnosis, treatment and rehabilitation, if necessary. On an industry-wide basis, indemnity payments represent approximately 45% of benefits paid, while medical benefits account for the remaining 55%.
      Estimated workers’ compensation insurance premiums in 2003 total approximately $42.1 billion nationwide. This amount includes: (i) the traditional or private residual market, estimated at $31.0 billion, including commercial insurers and state-operated assigned risk pools established for high-risk employers; and (ii) state funds, estimated at $11.1 billion, operated in states to increase competition and stabilize the market.
      Indemnity benefits are established by state legislative action and rise with wage and state mandated benefit increases. Indemnity costs have increased consistent with wage inflation while medical expenses have been increasing at a double-digit pace across the United States. We believe the most significant factor affecting cost in the workers’ compensation system results from incentives for injured employees to remain away from work continuing to collect indemnity payments and receiving medical treatment beyond the point that is necessary.
      We believe that we are more effective than traditional insurance companies and third party administrators in controlling medical and indemnity costs and returning employees to the workplace in a timely manner. Traditional efforts focus on workplace safety and medical cost containment and as a result, have reduced some expenses. These efforts have not had a significant effect on the overall system cost because they have not focused effectively on controlling wage replacement and lost productivity. Traditional insurance companies have moved toward a more comprehensive management approach in recent years including return-to-work initiatives and, while somewhat successful, they have not realized the cost reductions and claim closure outcomes that we have achieved.
Our Management Approach
      We developed our approach to managing disability after observing two important characteristics of the system: (i) 15% of all injuries result in 80% of the system costs, and (ii) employees off work for twelve weeks have a 50% likelihood of never returning to work. We developed ID15® to identify those claims likely to account for 80% of the system cost and The RTW Solution® to intervene quickly, reducing lost time and producing significant cost savings for our customers. We promptly identify (within 48 hours and with a 95% degree of accuracy after being notified) claims likely to result in significant expense and act quickly to control these costs before they are incurred or get out of hand. We intensely manage all aspects of the system; employers, injured employees, medical care providers and legal and judicial participants. We focus on controlling indemnity payments for lost wages by quickly and safely returning employees to work. As part of this strategy, we attempt to return employees to their original position or to place them in transitional, light-duty positions until they are able to resume their original jobs. By promptly returning employees to work, we substantially reduce not only indemnity payments, but also medical expense per injury. We also use other management techniques to control medical costs including contracting with provider networks, designating health care providers, performing medical fee schedule review, utilization review and doctor peer review.
      We deliver our solutions to customers through operating teams. Each operating team is responsible for managing claims and is responsible for the loss experience of an employer or group of employers. Our operating teams include a mix of nurses, statutory claims administrators, assistant claims administrators and clerical support that are matched to the needs of the employer or group of employers. Operating teams meet regularly to discuss strategies for managing difficult claims and review strategies and procedures that have been successful in resolving disputes.
      The following summarizes our approach to managing all participants in the disability system:
      Customers. Prior to working with employers that we insure and customers to whom we provide non-risk services, we fully explain our methods, processes, guidelines and philosophy regarding appropriate return to work and train the employer’s personnel. In addition, as part of our underwriting process, we may conduct on-site risk assessments for prospective insured employers. Employers insured by ACIC agree, as part of the insurance policy, to comply with our early intervention methods and to provide transitional, light-duty work for injured employees until such time as they are able to resume their normal positions. Compliance for insured employers is mandatory or we cancel their coverage. Our service customers have ultimate choice, but we encourage them to provide transitional work to reduce the cost of disability. To ensure that our early intervention model succeeds, we require the employer to promptly notify us of a claim’s occurrence (typically within forty-eight hours of the injury).
      Each operating team is responsible for managing its employers’ workers’ compensation and disability program(s). The operating team meets with each employer, manages all reported injuries and actively communicates with the employer on all open injuries. We may make workplace safety recommendations through our accident prevention team or retain a workplace safety-engineering firm to assist employers in remedying work conditions that create inappropriate risk. In addition, operating teams may recommend, for policies underwritten by ACIC, cancellation or non-renewal for employers that fail to comply with our procedures.
      Employees. We identify injuries (and behaviors in injured employees) that are likely to result in higher costs and act quickly to control expenses resulting from these injuries. Within forty-eight hours of being notified of an injury, we evaluate several factors, including the type of injury, the presence of lost time, the employee’s injury history and employee behavioral characteristics to determine whether the injury is likely to involve significant expense. In cases where there is high-cost potential, we intervene quickly with the injured employee, assisting the employee in obtaining appropriate medical care and developing a plan to get the employee back to work as soon as safely possible. Employers insured by ACIC are required to provide transitional light-duty jobs for employees who cannot immediately return to their original positions. If the employee refuses transitional work, we may terminate indemnity payments, but are required to continue to provide appropriate medical benefits. For employers that we service through Absentia, we educate the employer on the benefit of return-to-work programs and work closely to find transitional light-duty opportunities for the employee.
      Medical Care Providers. We actively assess, monitor and manage medical treatment and review medical expenses for each injury. We contact the employee’s treating physician in cases that involve time off from work or injuries that could involve significant expense. In these cases, the physicians are asked to provide their diagnosis, plan of treatment and assess the employee’s physical capabilities for transitional, light-duty work. We contract with and employ consulting physicians to assess questionable treatment plans for injured employees. These physicians discuss injured employee treatment plans with the employee’s medical care providers. The goal is to ensure both an accurate diagnosis and appropriate treatment of the injury and understand the nature and extent that the diagnosis places limits on the employee’s ability to return to work in either the original job or a transitional, light-duty position. We also monitor the health care provided to the injured employee to ensure that the employee receives proper treatment for the injury and that the employee does not receive services or procedures that are excessive, unnecessary or unrelated to the injury. In addition, when we believe the diagnosis of an injury or the proposed rehabilitation treatment is inappropriate, we will arrange for a second opinion with an independent medical examiner.
      A medical cost management team reviews all bills submitted by medical care providers to determine if the amounts charged for the treatments are appropriate according to statutory and other negotiated fee schedules, including fee schedules negotiated through provider organizations.
      In many states, including Minnesota, we cannot require that an injured employee go to a specific physician or seek treatment from a specific provider. Nevertheless, we attempt to assist the injured employee in selecting appropriate medical care providers. In Colorado and Michigan (for the first ten days after the injury), we can require that injured employees go to a physician within a designated network of medical care providers.
      Legal and Judicial Participants. We seek to limit the number of disputes with injured employees by intervening early, educating, assuring appropriate medical management and treating them with dignity and respect. As part of our process, we identify injuries that are not work related and deny those claims. We may also deny indemnity payments for a claim when we determine that no further payments are appropriate (for example, when an employee has been offered transitional, light-duty work and has refused it). In these and other circumstances, the employee may engage an attorney to represent his or her interests. Generally, if the parties are unable to resolve the matter, workers’ compensation law mandates arbitration, subject to judicial review. For cases that involve adversarial proceedings, we engage one of several attorneys who are familiar with our philosophy and actively seek to resolve the dispute with the employee’s attorney.
Customers
      We target two specific groups of customers: (i) employers seeking workers’ compensation insurance coverage for their operations in Minnesota, Michigan or Colorado with ACIC; and (ii) employers in need of non-risk solutions that increase productivity and reduce the cost of disability and absence. Our insured customers have a history of workers’ compensation claim costs higher than average in their industry and typically operate in manufacturing, retail, wholesale, health care and hospitality.
      ACIC’s average annual premium per policy increased 10.8% to $94,600 in 2004 from $85,400 in 2003 and $80,400 in 2002. Our ten largest customers accounted for $5.7 million or 9.1% of our premiums in force in 2004 compared to $5.7 million or 9.8% in 2003 and $6.2 million or 11.4% in 2002. No single customer accounted for more than 5% of in force premiums in 2004, 2003 or 2002. We renewed 78.6% of the policies scheduled to expire in 2004, whereas 66.0% and 46.1% were renewed in 2003 and 2002, respectively. Substantially all of ACIC’s employers are in Minnesota, Colorado and Michigan. In addition to these states, we are also licensed in Connecticut, Missouri, Massachusetts, Illinois, Rhode Island, Kansas, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas, Indiana, South Dakota, Wisconsin and Oklahoma. We are evaluating opportunities to expand our insurance products on a limited basis beyond the states in which we currently operate.
      We offer disability and absence management services through RTW and its Absentia division, to a broad array of customers including self-insured employers, insurance companies, third-party administrators, agents and brokers, state agencies and municipalities. We currently offer these services to employers in Minnesota, Michigan, Colorado, California and Indiana and expect to further expand these non-risk service offerings throughout the United States. Our service revenue increased to $633,000 in 2004 from $109,000 in 2003 and we increased our customer count from 5 in 2003 to 23 in 2004.
Products
      Insurance Products. Our revenue is derived primarily from workers’ compensation insurance premiums written by ACIC. We began offering workers’ compensation insurance products in April 1992 through our ACIC insurance subsidiary. Substantially all of ACIC’s workers’ compensation products are guaranteed-cost insurance policies. Under a guaranteed-cost policy, an employer purchases an insurance policy underwritten by ACIC and pays a premium based on projected aggregate annual payroll. We assume responsibility for the indemnity and medical costs associated with the employer’s workers’ compensation injuries and work closely with the employer in managing the employer’s workers’ compensation program.
      In addition to standard guaranteed-cost policies, ACIC offers, on a limited basis, a deductible guaranteed-cost policy under which the employer is responsible for all medical and indemnity expenses up to a specific dollar amount, while we are responsible for medical and indemnity expenses over that level. We provide the same comprehensive management services for deductible guaranteed-cost policies and standard guaranteed-cost policies.
      We determine the premium to be charged an employer based on several factors, including: (i) the expected dollar loss per $100 of payroll for the employer’s industry; (ii) the employer’s experience modifier, a measurement of the difference between the employer’s past claims experience and its industry average; (iii) an upward or downward adjustment to the premium based on our assessment of the risks associated with providing coverage for the employer; and (iv) competitive market prices. An employer’s expected dollar loss and experience modifier are each determined by an independent rating agency established or adopted by its state, based on a three-year average of the claims experience of the employer and its industry.
      Service offerings. In 2002, we began a strategic initiative to offer disability management products and services directed at workers’ compensation on a fee-for-service basis in order to diversify our offerings, providing us a non-risk source of revenue. This strategic initiative extends our workers’ compensation and disability management services to self-insured employers and other alternative market non-risk customers. We charge a fee to these customers based on the expected number of claims managed or the time committed to the customer. We grew our services from offering solely third-party administration in 2003 to providing eight service offerings in 2004. At December 31, 2004, we had 23 customers totaling more than $5.0 million in annualized revenues related to this initiative. In 2005, we named this service Absentia.
Sales and Marketing
      We sell our workers’ compensation insurance products to insured employers through independent insurance agencies and brokers, including several large national agencies. Agency commissions averaged 7.1% of gross premiums earned in 2004, compared to 7.3% in 2003 and 6.9% in 2002. Our ten highest producing agencies accounted for $26.1 million or 41.6% of premiums in force in 2004, compared to $22.9 million or 39.3% in 2003 and $19.7 million or 36.3% in 2002. No agency accounted for more than 7.4% of premiums in force in 2004, compared to 6.0% in 2003 and 5.3% in 2002. We continually market our insurance products to agencies in our core regions to keep them aware of developments in our business. Each region’s underwriting team is responsible for establishing and maintaining agency relationships.

      We sell our non-insurance services through sales personnel employed by us, through our independent agents and brokers and further leverage our vendor and other key relationships to introduce us to employers that need the services we offer.
Reinsurance
      We purchase reinsurance to protect our insurance results from potential losses in excess of the level we are willing to accept. We share the risks and benefits of the insurance we underwrite with reinsurers through reinsurance agreements. Our primary reinsurance is excess of loss coverage that limits our per-occurrence exposure.
      Under an “excess of loss” reinsurance policy, we pay a reinsurer a negotiated percentage of gross premiums earned. In return, the reinsurer assumes all risks relating to injuries over a specific dollar amount on a per occurrence basis. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). In states other than Minnesota, we purchase excess of loss coverage through private reinsurers.
      The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

		Covers Losses Per Occurrence:

		In Excess of:	Limited to:

Minnesota:
2004	WCRA	$360,000	Statutory limit
	Various reinsurers	$200,000	$360,000
2003	WCRA	$360,000	Statutory limit
	Various reinsurers	$200,000	$360,000
2002	WCRA	$350,000	Statutory limit

Other States:
2004	Various reinsurers	$200,000	$20.0 million excluding acts of terrorism
2003	Various reinsurers	$200,000	$20.0 million excluding acts of terrorism
2002	Various reinsurers	$300,000	$20.0 million
      We decreased our retention levels in 2004 and 2003 to further reduce volatility in our operating results.
      In 1998, we purchased excess of loss coverage through GE Reinsurance Corporation that provided reinsurance for claims occurring on or after July 1, 1998, for policies with effective dates prior to January 1, 2001, up to $275,000 in excess of $25,000 in all states except Minnesota. In Minnesota, the coverage was $255,000 in excess of $25,000 for 1998, $265,000 in excess of $25,000 for 1999 and $275,000 in excess of $25,000 for 2000 and 2001. This coverage was purchased to reduce risk and volatility in our operating performance. Although this contract was terminated effective December 31, 2000, it remained effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after December 31, 2000. Policies written or renewed with effective dates after January 1, 2001 were not covered under this lower level excess of loss reinsurance policy.

      We annually review the financial stability of our reinsurers. This review includes a ratings analysis of each reinsurer participating in an existing reinsurance contract or from whom we have a recoverable. The following details our reinsurers and the current A.M. Best rating assigned to each as of March 15, 2005:

Reinsurer	A.M. Best Rating

GE Reinsurance Corporation	A
General Reinsurance Corporation	A++
Everest Reinsurance Company	A+
Platinum Underwriters Reinsurance, Inc.	A
Continental Casualty Company	A
SCOR Reinsurance Company	B++
Transatlantic Reinsurance Company	A+
      Based on our review at December 31, 2004, we believe our reinsurance balances are collectible and expect our reinsurers to honor their obligations. Further, we are not aware of any developments with respect to these reinsurers that would result in uncollectible reinsurance balances. In the event that these reinsurers are unable to honor their obligations to us due to insolvency or otherwise, we will be required to pay these obligations ourselves and the result could have a material adverse effect on our future results of operations and financial condition.
Competition
      The workers’ compensation industry is highly competitive. We compete with insurance companies, managed health care organizations and state sponsored insurance pools for insured products and with Third Party Administrators and specialized consulting organizations for fee-for-service business. These competitors may offer additional products and services to employers, including other forms of insurance, while we offer only workers’ compensation insurance products and disability management services. As a consequence, these competitors may have certain advantages in pricing their workers’ compensation products and disability management services. In addition, certain of these competitors claim to offer a management approach and competencies similar to that offered by us. Many of our competitors have greater financial and operating resources than we have.
      Competitive factors in the industry include premium rates, level of service and ability to reduce claims expense. We believe that our workers’ compensation insurance products and services are competitively priced. We also believe that our level of service and our ability to reduce claims are strong competitive factors that have enabled us to retain existing customers and attract new customers.
      Insurance companies enter and exit states’ workers’ compensation markets depending on their assessment of current market conditions. Many insurance companies stopped underwriting workers’ compensation insurance during the early 1990’s due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In the mid to late 1990’s, we experienced increased market pressure as new insurance companies and single-line workers’ compensation insurance companies entered the market. In 2003, 2002 and 2001, many insurers withdrew from the markets in which we operate. In 2004, we experienced two things: (i) large national carriers began retaining workers’ compensation risks that they did not retain in the three previous years; and (ii) insurers that had not been active for years and new carriers entered the markets in which we operate and began writing workers’ compensation insurance. Premiums rates flattened in 2004 as a result.
      Insurance companies compete with us for insured customers that have lower past claims experience or lower experience “modifiers.” As a result, we experience increased competition on our renewing workers’ compensation policies because we were able to reduce our customers’ experience modifiers. We expect to continue to experience this competition for our ACIC customers.
      Another competitive factor results from the fact that some insured employers will not purchase workers’ compensation products from insurance companies with an A.M. Best (Best) rating less than “A”. In addition, certain insurance companies that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation portion, is written by an insurance company with a less than “A” rating. We believe that ACIC’s “B+” Best rating may make it difficult for us to provide insurance products to certain employers.
      ACIC was assigned a rating of “B+” (Very Good, Secure) on a scale of “A++” (Superior) to “F” (In Liquidation) on March 9, 2004. This represented an upgrade from a “B” rating assigned on April 1, 2003 and a “B-” rating assigned by Best in February 2002. Best assigns a rating after quantitatively and qualitatively evaluating financial condition and operating performance.
Data Management
      We use several proprietary systems developed by us in our operations. These systems include:

Install	System Description	Business Use

1995	Policy management system	Process insurance applications; issue and endorse policies
1996	Case and claims management and medical fee adjudicating systems	Manage claims, audit medical fees, pay claims, provide reports to policyholders and analyze claims data
1999	Client account management system	Billing, cash receipts, collections and agency commission systems
      We continue to maintain and upgrade these systems. We also utilize third-party software to maintain financial information, prepare accounting reports and financial statements and pay vendors. We contract with a third-party provider of payroll services for payroll, benefits and human resource software services. We utilize other licensed software from national vendors to maintain our financial records, file statutory statements with insurance regulators and perform other general business.
Employees
      We had 134 full-time employees at December 31, 2004. Approximately 61 worked in our administrative and financial functions and 73 served on, provided service to or managed approximately ten operating teams. None of our employees are subject to collective bargaining agreements. We believe our relationship with our employees is good.
Regulation
      ACIC is regulated by governmental agencies in the states in which it operates, and is subject to regulation in any state in which it provides workers’ compensation products. State regulatory agencies have broad administrative power over all aspects of ACIC’s workers’ compensation business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of its investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change.
      Workers’ compensation coverage is a creation of state law, subject to change by state legislature, and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state operated funds. New laws affecting the workers’ compensation system in Minnesota, Colorado and Michigan and any other state where we may operate, including laws that require all employers to participate in state sponsored funds or that mandate premium reductions, could have a material adverse effect on us.

Trade Names, Trademarks and Service Marks
      We use trade names, trademarks and service marks in our business. We have registered our trade names, trademarks and service marks with the United States Patent and Trademark Office in the past and intend to continue to do so in the future. We believe that the goodwill associated with many of our trade names, trademarks and service marks, particularly “ID15,” “The RTW Solution” and “Absentia” are significant competitive assets in our business. We also operate our business in several states outside of Minnesota, using the RTW name in connection with the name of the State.
Company Information
      Our website is http://www.rtwi.com. We make available, free of charge on or through our website, our annual, quarterly and current reports and proxy statements, and any amendments to those filings, as soon as is reasonably possible after they are filed with the SEC. Information about each beneficial owner and the RTW Code of Business Ethics and Conduct are also available, free of charge, through our website. Information contained on our website is not part of this report.
Executive Officers of the Registrant
      The following are our Chairman and executive officers at March 15, 2005:

Name	Age	Position

John O. Goodwyne	66	Chairman of the Board
Jeffrey B. Murphy	43	President, Chief Executive Officer and Director
Alfred L. LaTendresse	56	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Keith D. Krueger	46	Vice President — Insured Products and Assistant Secretary
David M. Dietz	38	Vice President — Absentia
Patricia M. Sheveland	46	Vice President — Case and Claims Management
      John O. Goodwyne became Chairman of the Board in December 2003. Mr. Goodwyne joined our Board of Directors in December 2001. Since 1974, Mr. Goodwyne has been the owner and President of J N Johnson Sales & Service Inc., a local contractor for fire protection systems and distributor of fire extinguishers. In addition, since 1982, he has been owner and President of Low Voltage Contractors Inc., a leading local contractor for installation and service of fire alarm, security and nurse call systems.
      Jeffrey B. Murphy has served as President and Chief Executive Officer since December 2003. Mr. Murphy was elected to the Board in March 2004. Mr. Murphy joined us in October 1994 as Controller, was promoted to Chief Financial Officer in February 2000 and became President and Chief Executive Officer in December 2003. Mr. Murphy was the Corporate Controller and held other management positions for Midcontinent Media, Inc. from 1989 to 1994 and served in various financial audit positions with Grant Thornton LLP from 1983 to 1989.
      Alfred L. LaTendresse rejoined us in December 2001 as Executive Vice President and further assumed the roles of Chief Financial Officer, Treasurer and Secretary in December 2003. Mr. LaTendresse served as Chief Operations Officer and Chief Financial Officer for Headwater Systems, Inc., a radio frequency identification technology company, from June 1999 to December 2001. Mr. LaTendresse initially joined us as Chief Financial Officer in 1990 and later added the roles of Secretary and Treasurer. Mr. LaTendresse departed from us in December 1998. Mr. LaTendresse served as a Director for us from July 1993 until January 1995 and from December 2001 to March 2004. Mr. LaTendresse is a member of the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants.
      Keith D. Krueger joined us in September 1998 as the Director of Underwriting and Pricing for our Minnesota regional office. He was promoted to Director of Underwriting Services in our Home Office in October 1999 and served in this capacity until being promoted to Vice President — Underwriting and Sales in

March 2002 (later renamed Vice President — Insured Products in December 2003). Mr. Krueger is also the President of ACIC. Prior to joining RTW, Mr. Krueger was a Commercial Lines Underwriting Manager for Citizens Security Mutual Insurance from June 1997 to August 1998. From March 1995 to May 1997, Mr. Krueger was Vice President — Underwriting and Marketing for American West Insurance. He is a member of the American Institute for Property and Liability Underwriters and holds the CPCU designation.
      David M. Dietz joined us in July 2002 as the Director of Self-Insured Services in our Home Office and was promoted to Vice President — Alternative Products (later renamed Absentia) in December 2003. Mr. Dietz came to us with fourteen years of experience in the insurance industry. Prior to joining RTW, Mr. Dietz served as Senior Vice President, Marketing and Technical Sales for Benfield Blanch, Inc. from September 2000 to July 2002. Mr. Dietz also served in various management roles for EBI Companies, Citizens Management, Inc., TIG Insurance and Sentry Insurance from 1989 to 2000.
      Patricia M. Sheveland was promoted to Vice President — Case and Claims Management in January 2002. Ms. Sheveland joined us in April 1990 and has held various management positions of increasing importance including General Manager of Operations in the Colorado regional office and Director of Operations for the Colorado, Michigan and Massachusetts regions. Prior to joining RTW, Ms. Sheveland worked as an Occupational Nurse for Kmart Corporation.

Item 2.	Properties
      The following is a summary of properties leased by us at December 31, 2004:

	Area leased (in
Location and description	square feet)	Termination

Bloomington, Minnesota; Headquarters and Minnesota office space	26,301	September 2007
Denver, Colorado; Colorado office space	7,825	April 2005
Detroit, Michigan; Michigan office space	7,118	May 2007
Grand Rapids, Michigan; Michigan office space	4,571	April 2006
      Subsequent to December 31, 2004 we renewed our Denver office lease for an additional five years and one month.

Item 3.	Legal Proceedings
      In the ordinary course of administering workers’ compensation management programs, we are routinely involved in adjudicating claims resulting from workplace injuries. We are not involved in any legal or administrative claims that we believe are likely to have a material adverse effect on our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Quarterly Stock Price Comparison and Dividends
      Our shares are traded publicly on The Nasdaq Stock Market under the symbol RTWI. The table below sets forth the range of high and low sales prices for our stock for each quarter during the past two years. We had approximately 2,000 shareholders of our common stock at the close of trading on March 1, 2005.

		First	Second	Third	Fourth
Fiscal Year:		Quarter	Quarter	Quarter	Quarter

2004	High	$7.12	$7.01	$7.29	$9.48
	Low	5.83	5.76	5.71	6.40
2003	High	$3.01	$4.37	$4.00	$7.60
	Low	1.79	2.38	3.45	3.78
      We have never paid cash dividends on our common stock. We intend to retain any and all income for use in our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will depend on our financial condition and results of operations and such other factors deemed relevant by the Board of Directors.
Recent Sales of Unregistered Equity Securities
      We had no unregistered sales of equity securities during the quarter ended December 31, 2004.
Issuer Repurchases of Equity Securities
      We did not repurchase any of our equity securities during the quarter ended December 31, 2004.

Item 6.	Selected Financial Data
      The Consolidated Statements of Income data set forth below for each of the three years in the period ended December 31, 2004, and the Consolidated Balance Sheet data at December 31, 2004 and 2003 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the two years in the period ended December 31, 2001, and the Consolidated Balance Sheet data at December 31, 2002, 2001 and 2000, are derived from audited Consolidated Financial Statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Total revenues	$58,857	$51,558	$67,146	$95,723	$83,299
Income (loss) from operations	8,072	6,635	10,325	(15,761)	(14,780)
Income (loss) before income taxes	8,072	6,587	10,162	(16,272)	(15,447)
Net income (loss)	9,941	6,999	14,319	(25,215)	(9,708)
Basic income (loss) per share	1.90	1.37	2.78	(4.89)	(1.79)
Diluted income (loss) per share	1.81	1.32	2.78	(4.89)	(1.79)
Total assets	220,507	202,168	223,834	218,307	194,535
Notes payable	—	—	1,250	4,500	7,000
Total shareholders’ equity	45,531	35,587	29,810	14,222	38,736
Other information (unaudited)
Premiums in force at year end	62,700	58,100	54,200	83,700	99,400

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      We developed two proprietary management systems: (i) ID15®, designed to identify early on those injured employees who are likely to become inappropriately dependent on disability system benefits, including workers’ compensation; and (ii) The RTW Solution®, designed to lower employers’ disability system costs and return injured employees to work as soon as reasonably possible. We provide disability management services, primarily workers’ compensation management services to: (i) employers insured through our insurance subsidiary; (ii) self-insured employers on a fee-for-service basis; (iii) the Minnesota Workers’ Compensation Assigned Risk Plan on a percent of premium basis; (iv) other insurance companies; and (v) on a consulting basis to agents and employers, charging hourly fees. During 2004, we operated primarily in Minnesota, Michigan and Colorado and began servicing non-insurance customers in California and Indiana.
      On March 9, 2004, our A.M. Best financial rating was upgraded from “B” (Fair, Vulnerable) to “B+” (Very Good, Secure) as a result of: (i) our continued profitable operating performance in 2003; and (ii) improved capitalization in ACIC as statutory surplus increased to $33.0 million at December 31, 2003 from $26.8 million at December 31, 2002 due to our 2003 earnings. Although we believe that our “B+” rating from A.M. Best may increase the number of employers willing to do business with ACIC, there are some employers that will only consider insurers rated “A-” or better.
      Additional information about RTW is available on our website at www.rtwi.com.
Challenges, risks, uncertainties and trends — We derive our revenue almost entirely from workers’ compensation insurance premiums and investment income, including gains and losses from sales of securities. A small, but increasing portion of our revenue is derived from non-insurance disability management services. We are subject to the challenges, risks, uncertainties and trends that affect the workers’ compensation property and casualty insurance and the disability management services sectors of our economy including the following:

•	Workers’ compensation is a state regulated industry. Workers’ compensation is governed and regulated by state governmental agencies. We are subject to state regulation in any state in which we provide workers’ compensation products and services, now and in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. Legislation covering insurance companies and the regulations adopted by state agencies are subject to change and any change may adversely affect our operations;

•	Workers’ compensation claims and related expenses can be volatile. Workers’ compensation is a long-tailed property and casualty insurance line. Claims for a given year are open on average for twelve to thirteen years and it is not unusual for workers’ compensation insurers to have some claims open for thirty or more years. We have operated ACIC since 1992 and therefore have relatively limited experience (thirteen years), and accordingly, are subject to volatility. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation is subject to inflationary pressures. Worker’s compensation is subject to both medical and wage inflation. The cost of medical care has increased in excess of 10% per annum in recent years. This has resulted in reduced profitability in the workers’ compensation insurance line.

New medical procedures could evolve and new legal theories develop that could cause older claims to re-open and increase expense. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation pricing is cyclical. In 2004, we were able to increase premium rates on renewing policies only by an average of 0.9%, decreasing significantly from recent years. Rates increased 1.4%, 9.0%, 18.5% and 11.7% in 2003, 2002, 2001 and 2000, respectively. These increases came after many years of rate decreases that unfavorably affected the industry in the late 1990’s. If we are unable to maintain rate increases or decrease our costs, our profit margin will be adversely affected. See further discussion under “Premiums in Force and Gross Premiums Earned”;

•	Reinsurance costs for workers’ compensation have increased. Reinsurance costs increased over the prior year continuing a pattern of cost increases beginning in 2001. These higher costs, if not recovered through increased rates from our customers, will adversely affect our profit margin. See further discussion under “Premiums Ceded”;

•	Low interest rates reduce our investment income. Interest rates for investment-grade instruments are lower than historic averages. Our investment income is directly affected by the interest rate at which we invest our free cash flow. The historical low interest rate environment during the pase several years contributed to a significant mortgage refinancing boom, resulting in prepayment of our mortgage-backed investments and increased our cash on hand in ACIC. We continue to invest these funds in short-term instruments. An ongoing low interest rate environment will adversely affect our investment income. See further discussion under “Investment Income and Net Realized Investment Gains”; and

•	Profitable service revenue growth could be difficult. The national market for disability management services is highly competitive and includes national, regional and local providers of services. We do not have a national presence, limiting our ability to service national accounts. Any infrastructure changes to support growth in our non-insurance revenues could be expensive and diminish our earnings in the short-term.

Significant Accounting Policies — Our significant accounting policies are summarized in Note 1 — “Summary of Significant Accounting Policies” included in the accompanying Notes to Consolidated Financial Statements. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and the related reinsurance recoverables; (iii) deferred policy acquisition costs; (iv) income taxes and deferred income taxes; and (v) investments. These accounting policies are discussed within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
      Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third-party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Service revenue earned as a percent of premium is recognized over the life of the underlying insurance policy and the related claims in a manner consistent with RTW’s Premiums Earned revenue recognition policy. Service revenue related to claims management is recognized over the expected duration of the claims management activity. Service revenue is recognized as services are performed over the life of the contract. The excess of billed service revenue over earned amounts is recognized as a liability and included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet.
Off-Balance Sheet Arrangements — We do not have any off-balance sheet arrangements.
Financial Summary — This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with the Consolidated Financial Statements at December 31, 2004.

      The following table provides an overview of our key operating results (000’s, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Gross premiums earned	$63,370	$54,431	$62,506
Premiums earned	53,682	46,290	60,264
Service revenue	633	109	22
Total revenues	58,857	51,558	67,146
Claim and claim settlement expenses	35,536	27,256	40,533
Net income	9,941	6,999	14,319
Diluted income per share	$1.81	$1.32	$2.78
      We reported net income of $9.9 million in 2004 compared to net income of $7.0 million in 2003 and $14.3 million in 2002. We reported diluted income per share of $1.81 in 2004 compared to diluted income per share of $1.32 in 2003 and $2.78 in 2002. The primary factors affecting our 2004 operating results included the following:

•	Gross premiums earned increased 16.4% to $63.4 million in 2004 from $54.4 million in 2003 due primarily to an increase in average premiums in force to $61.5 million for 2004 from $53.6 million in 2003. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned increased 16.0% to $53.7 million in 2004 from $46.3 million in 2003. Premiums earned in 2004 reflect the increase in gross premiums earned from 2003, and an increase in final audit premiums earned in 2004 compared to 2003, offset by an increase in premiums ceded as our cost of excess of loss reinsurance increased in 2004;

•	In addition to the factors affecting premiums earned, total revenues increased as we recorded $705,000 of net realized investment gains in 2004 compared to $685,000 recorded in 2003;

•	Claim and claim settlement expenses increased to 66.2% of premiums earned for 2004 from 58.8% for 2003. Favorable development for prior accident years reduced claim and claim settlement expenses by $7.0 million in 2004 compared to $6.7 million in 2003. Claim and claim settlement expenses also increased in 2004 due to the increase in gross premiums earned in 2004 compared to 2003. See further discussion under “Claim and Claim Settlement Expenses”; and

•	At December 31, 2004, we eliminated the valuation allowance recorded against our deferred tax asset. This allowance was originally established at December 31, 2001 at $14.5 million, and was decreased by $7.9 million in 2002, $3.0 million in 2003 and $4.0 million in 2004. The $4.0 million and $3.0 million decreases in the valuation allowance favorably affected our income tax expense in 2004 and 2003, respectively. See further discussion under “Income Taxes.”
      We expect 2005 premiums in force to remain consistent with 2004. We also anticipate that premium rates will decrease slightly in 2005 as the markets in which we operate continue to become more competitive. We expect to increase non-insurance revenue significantly in 2005. We will focus on profitability by: (i) increasing our non-insurance revenue significantly; (ii) aggressively managing and closing claims; (iii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iv) aggressively managing policy acquisition costs and general and administrative expenses.
      In the following pages, we take a look at the 2004, 2003 and 2002 operating results for items in our Consolidated Statements of Income and also explain key balance sheet accounts in greater detail.

Results of Operations
Total revenues: Our total revenues include premiums earned, investment income, net realized investment gains and service revenue. The following table summarizes the components of our revenues and premiums in force (000’s):

	Year Ended December 31,

	2004	2003	2002

Gross premiums earned	$63,370	$54,431	$62,506
Premiums ceded	(9,688)	(8,141)	(2,242)

Premiums earned	53,682	46,290	60,264
Investment income	3,837	4,474	5,139
Net realized investment gains:
Realized investment gains	708	685	1,930
Realized investment losses	(3)	—	(209)

Net realized investment gains	705	685	1,721
Service revenue	633	109	22

Total revenues	$58,857	$51,558	$67,146

	2004	2003	2002

Premiums in force by region at year-end
Minnesota	$37,800	$32,000	$23,000
Colorado	10,600	13,000	11,800
Michigan	14,300	13,100	18,000
Closed regional offices — Missouri and New England	—	—	1,400

Total premiums in force	$62,700	$58,100	$54,200

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
      Our premiums in force increased to $62.7 million at December 31, 2004 from $58.1 million at December 31, 2003 and $54.2 million at December 31, 2002. Premiums in force in our Minnesota and Michigan regions grew $5.8 million and $1.2 million, respectively, in 2004. The increases in the Minnesota and Michigan regions were offset by a $2.4 million decrease in Colorado. Average premiums in force increased to $61.5 million in 2004 from $53.6 million in 2003 but decreased from $65.1 million in 2002. In order to improve profitability, we aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration in 2004, 2003 and 2002. Our average annual premium per policy increased to $94,600 in 2004 from $85,400 in 2003 and $80,400 in 2002 as a result of the re-underwriting in those years.

      Our gross premiums earned increased 16.5% to $63.4 million in 2004 from $54.4 million in 2003. This increase resulted primarily from: (i) the increase in average premiums in force; and (ii) final audit premiums which increased gross premiums earned by $1.2 million in 2004 compared to a $323,000 increase in 2003.
      Gross premiums earned decreased 12.9% to $54.4 million in 2003 from $62.5 million in 2002. This decrease resulted primarily from: (i) the decrease in average premiums in force; offset by (ii) final audit premiums which increased gross premiums earned by $323,000 in 2003, compared to a $1.7 million decrease in 2002.
      In 2004, 2003 and 2002, we were able to increase premium rates on renewing policies an average of 0.9%, 1.4% and 9.0%, respectively. We have been able to increase premium rates in our markets due to the following:

•	Many workers’ compensation insurers have withdrawn from the markets in which we write premiums as profitability diminished in the workers’ compensation insurance line;

•	Reinsurance rates for workers’ compensation insurers have increased due to: (i) reductions in reinsurer’s surplus as a result of the September 11, 2001 terrorist acts against the United States; (ii) unprofitability resulting from highly competitive reinsurance pricing in the late 1990’s; (iii) settlements related to certain reinsurance treaties written in the late 1990’s; (iv) five major reinsurers leaving the market in 2003; and (v) low investment yields. These rate increases have resulted in increased costs for workers’ compensation insurers. Insurers, including RTW, have raised premium rates to offset these increases in reinsurance premiums; and

•	A number of workers’ compensation insurers’ financial ratings decreased due to reserve adjustments recorded in 2004, 2003 and 2002 resulting in a reduced capacity and creditworthiness of those insurers.
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
      Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We purchased reinsurance for 2004 in our states other Minnesota from four reinsurers. The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

		Covers losses per occurrence:

		In excess of:	Limited to:

Minnesota:
2004	WCRA	$360,000	Statutory limit
	Various reinsurers	$200,000	$360,000
2003	WCRA	$360,000	Statutory limit
	Various reinsurers	$200,000	$360,000
2002	WCRA	$350,000	Statutory limit
Other states:
2004	Various reinsurers	$200,000	$20.0 million excluding acts of terrorism
2003	Various reinsurers	$200,000	$20.0 million excluding acts of terrorism
2002	Various reinsurers	$300,000	$20.0 million
      We decreased our retention levels in 2004 and 2003 to further reduce volatility in our operating results.

      Premiums ceded to reinsurers increased to $9.7 million in 2004 from $8.1 million in 2003. The increase in premiums ceded resulted primarily from: (i) our cost for excess of loss reinsurance coverage increased in all regions in 2004; (ii) gross premiums earned in 2004 increased from 2003; and (iii) the 2004 results include a $129,000 decrease in excess of loss premiums ceded resulting from a change in estimated reinsurance cost for the WCRA compared to a $92,000 increase in excess of loss premiums ceded in 2003.
      Premiums ceded to reinsurers increased to $8.1 million in 2003 from $2.2 million in 2002. The increase in premiums ceded resulted primarily from: (i) our cost for excess of loss reinsurance coverage increased substantially in our non-Minnesota regions in 2003 while our Minnesota cost decreased only slightly; (ii) we decreased our retention to $200,000 in all our regions in 2003 by purchasing increased excess of loss coverage in order to further reduce volatility in our operating results; and (iii) the 2003 results include a $92,000 increase in excess of loss premiums ceded resulting from a change in estimated reinsurance cost for the WCRA compared to a $1.4 million decrease in excess of loss premiums ceded in 2002.
2005 Outlook: The 2005 outlook for premiums in force, gross premiums earned and premiums ceded include the following factors:

•	We expect premium rates to decrease on new and renewal policies as national and regional carriers focus on writing and retaining workers’ compensation insurance. We expect to add new agency relationships in 2005 and terminate some that are not performing well. We expect premiums in force to decrease slightly in 2005 with any growth occurring primarily in our Minnesota and Michigan regions;

•	Our 2005 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	Premiums ceded under excess of loss policies will increase as a percent of gross premiums earned in 2005 when compared to the results attained for 2004. We maintained a $200,000 retention in all our regions in 2005. The cost of excess of loss reinsurance has increased at all retention levels and for all regions in 2005.
Investment Income and Net Realized Investment Gains: Investment income includes earnings from our investment portfolio and, in 2002 interest on our deposit receivable. Our net realized investment gains, displayed separately on our accompanying Consolidated Statements of Income, include gains and losses from sales of securities.
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
      At December 31, 2003, we were invested entirely in U.S. domiciled investment-grade taxable fixed maturity investments. We added U.S. domiciled investment-grade tax-exempt fixed maturity investments in 2004 to take advantage of the tax benefits of those securities and interest rate spreads. We also held significant cash and cash equivalents totaling $39.4 million and $39.7 million at December 31, 2004 and 2003, respectively. In order to reduce the near term interest rate risk on the portfolio, we built our cash position throughout 2003 by holding cash received on mortgage-backed security prepayments and through sales of securities in September 2003 with the expectation that interest rates would rise in the near term. We intend to hold our available-for-sale investments to maturity, but may sell them before maturity in response to tax planning considerations, changes in interest rates, changes in prepayment risk and changes in funding sources or terms, or to address liquidity needs.
      Investment income decreased to $3.8 million in 2004 from $4.5 million in 2003. This decrease in investment income resulted from the decrease in our average book interest rates during 2004 and was partially offset by the increase in assets invested, to $86.9 million in 2004 from $77.1 in 2003. Interest rates at December 31, 2004 were at approximately the same levels as December 2003. Approximately $7.5 million of mortgage-backed securities in our investment portfolio were repaid earlier than expected due to consumer mortgage refinancing and normal repayment patterns that occurred in 2004. An additional $11.3 million of other securities matured during 2004. The funds that became available could not be reinvested at comparable rates, causing the book investment yield to decline from 2003. Our book investment yield, excluding cash and cash equivalents, declined to 4.0% at December 31, 2004 from 4.6% at December 31, 2003. The investment yields realized in future periods will be affected by yields attained on new investments.
      Investment income decreased to $4.5 million in 2003 from $5.1 million in 2002. After excluding $736,000 of interest earned on our deposit receivable in 2002, for which there was no equivalent amount earned in 2003, investment income increased slightly to $4.5 million in 2003 from $4.4 million in 2002. Investment income increased slightly as average invested assets increased to $96.0 million in 2003 from $77.9 in 2002. This increase in investment income resulting from the increase in assets invested was offset by a decrease in interest rates during 2003. Interest rates declined early in the year, reaching a low point in June 2003 before returning to beginning of the year levels by December 2003. Approximately $20.3 million of mortgage-backed securities in our investment portfolio were repaid earlier than expected due to the significant consumer mortgage refinancing that occurred in 2003. An additional $5.6 million of other securities matured during 2003. The funds that became available could not be reinvested at comparable rates, causing the book investment yield to decline from 2002. Our book investment yield, excluding cash and cash equivalents, declined to 4.6% at December 31, 2003 from 4.9% at December 31, 2002.
      In 2004 and 2003, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized net investment gains totaling $705,000 and $685,000, respectively. In 2002, we sold certain securities within the portfolio and realized net investment gains totaling $1.7 million as we repositioned the portfolio.
2005 Outlook: We expect that income from our investment portfolio for 2005 will be affected by the following:

•	Our investment in tax-exempt municipal bonds will reduce investment income and favorably affect net income as investment yields will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	We expect interest rates to increase in 2005. The timing of any such rate increases is unknown at this time. We intend to invest our excess cash into higher yielding investments in 2005 as rates increase;

•	We expect that short-term interest rates on cash and cash equivalents will increase in 2005 as the Federal Reserve Board increases its rates;

•	Cash flows for 2005 are expected to be adversely affected by decreases in cash flows resulting from claim payments on claims from 2004 and prior years offset by cash flows from our premiums as we increase our premiums earned in 2005;

•	Recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we reposition our portfolio to further manage our portfolio returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.
Service Revenue: Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third-party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Our customers include the Minnesota Workers’ Compensation Assigned Risk Plan (ARP), self-insured employers, other insurance companies, insurance agents and local governmental units. Service revenue grew to $633,000 in 2004 from $109,000 in 2003 and $22,000 in 2002.
Service Revenue Outlook: Service revenue will increase significantly in 2005 due to the following:

•	In March 2004, we were awarded a three-year contract to service 25% of the ARP. We are paid a fee based on a percent of the premium we service and began servicing new ARP business on July 1, 2004 and renewal ARP business on September 1, 2004. We believe the annual premium for the ARP to be in excess of $100 million. We currently expect this contract to produce service revenue in excess of $4.0 million during 2005, some of which will be deferred to future periods; and

•	We currently have 23 additional non-insurance customers in Minnesota, Michigan, California and Indiana that will generate approximately $1.0 million of annualized service revenue over the term of their contracts. We continue to market our alternative products aggressively inside and outside the regions in which we currently operate. We expect service revenue will increase as new customers become aware of and purchase these services. The ultimate effect on service revenue is unknown at this time.

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
      Claim and claim settlement expenses are our largest expense and result in our largest liability. We establish reserves that reflect our estimates of the total claim and claim settlement expenses we will ultimately have to pay under our workers’ compensation insurance policies. These include claims that have been reported but not yet settled and claims that have been incurred but not yet reported to us. For further discussion of reserve determination, see the “Unpaid Claim and Claim Settlement Expenses” and “Reinsurance Recoverables” section of this Management’s Discussion and Analysis.
      We experienced an increase in the estimated number of ultimate claims for 2004 compared to 2003 and 2002. The number of estimated ultimate claims by accident year increased to approximately 11,800 in 2004 from 9,600 in 2003 and 11,500 in 2002. The increase in 2004 correlates directly to: (i) the increase in gross earned premiums; and (ii) the re-underwriting that we completed with respect to our in force policies in 2003, 2002 and 2001. The gross and net average estimated cost per claim (which includes both claim and claim settlement expenses) totaled approximately $5,100 and $4,200 in 2004 compared to $5,000 and $4,200 in 2003 and $5,500 and $4,900 in 2002, respectively. The 2004 and 2003 decreases in gross and net average estimated cost per claim, when compared to the 2002 data, is primarily the result of our improved ability to manage cases and claims offset by increases in severity (i.e., the average cost of a claim). The trend of increasing severity is attributable to a combination of factors that include increasing medical and indemnity costs (reimbursements to injured workers for lost wages) per claim and a decline in the number of claims being reported over the last several years. The declining frequency of claims contributes to the increasing severity trend because the frequency decline has been concentrated in less expensive claims (claims involving less time-off from work and less severe injuries).
      At December 31, 2004, the number of claims reported but unpaid (open claims) and the approximate average gross and net reserves on the claims occurring in the following accident years were: 2004 — 1,243 claims, $32,900 average gross reserve, $24,100 average net reserve; 2003 — 195 claims, $84,300 average gross reserve, $56,200 average net reserve; and 2002 — 139 claims, $119,400 average gross reserve, $81,600 average net reserve. The average gross and net reserves per claim are less in 2004 than in 2003 and 2002 as the open claims include newly reported claims from the later half of 2004, including many with much lower severity that have not had time to close, as well as new claims that are incurred but not yet reported. The remaining open claims from 2003 and 2002 are primarily claims with significant injury characteristics resulting in the increase in outstanding average gross and net reserves per claim.
2004 Compared to 2003: Claim and claim settlement expenses increased to $35.5 million in 2004 from $27.3 million in 2003. As a percent of premiums earned, claim and claim settlement expenses increased to 66.2% in 2004 from 58.9% in 2003. These changes are due to the following:

•	The increase in gross premiums earned as discussed above under “Premiums In Force and Gross Premiums Earned;”

•	The 2004 results include a $7.0 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2003 results which include a $6.7 million decrease in prior years’ reserves. Our estimate for unpaid claim and claim settlement expenses decreased in 2004 due to the following: (i) our ability to manage and close claims has improved over our historical experience; (ii) the re-underwriting of our book of business has resulted in claims with profiles different than experienced historically; and (iii) our estimate of the liability for unpaid claim and claim settlement expenses is volatile due to our relatively limited thirteen-year historical claim data and our small claim population;

•	Claim and claim settlement expenses increased in total due to the overall increase in average premiums in force and increased as a percent of premiums earned as reinsurance ceded costs increased as a percent of gross premiums earned in 2004; and

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2004 as compared to accident year 2003 resulting from inflationary pressures.
2003 Compared to 2002: Claim and claim settlement expenses decreased significantly to $27.3 million in 2003 from $40.5 million in 2002. As a percent of premiums earned, claim and claim settlement expenses decreased to 58.9% in 2003 from 67.3% in 2002. These changes are due to the following:

•	The decrease in gross premiums earned as discussed above under “Premiums In Force and Gross Premiums Earned;”

•	The 2003 results include a $6.7 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses compared to the 2002 results which include an $8.4 million decrease in prior years’ reserves. Our estimate for unpaid claim and claim settlement expenses decreased in 2003 due to the following: (i) our ability to manage and close claims has improved over our historical experience; (ii) the re-underwriting of our book of business has resulted in claims with profiles different than experienced historically; (iii) the frequency of claims reported in 2003 for 2002 and prior years was less than anticipated when we determined our liability in 2002; and (iv) our estimate of the liability for unpaid claim and claim settlement expenses is volatile due to our relatively limited twelve-year historical claim data and our small claim population;

•	Claim and claims settlement expenses decreased in total due to the overall decrease in average premiums in force and decreased as a percent of gross premiums earned as premium rate increases realized in 2002 and 2003 flow through 2003 premiums earned; and

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2003 as compared to accident year 2002 resulting from inflationary pressures.
2005 Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases (decreases) in premium rates will have a direct affect on gross premiums earned without a corresponding affect on claim and claim settlement expenses, ultimately affecting claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and changes in customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.
The ultimate effect of the above factors on claim and claim settlement expenses as a percent of premiums earned for the remainder of 2005 is unknown at this time.

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
      The following table summarizes policy acquisition costs (000’s):

	Year Ended December 31,

	2004	2003	2002

Commission expense	$4,489	$4,000	$4,321
Premium tax expense	1,147	997	1,048
Other policy acquisition costs	2,769	3,381	935

Direct policy acquisition costs	8,405	8,378	6,304
Ceding commission on excess of loss reinsurance	(2,360)	(1,500)	—

Total policy acquisition costs	$6,045	$6,878	$6,304

      Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing policies. Ceding commissions received under excess of loss reinsurance policies totaled $2.4 million in 2004 compared to $1.5 million in 2003. These ceding commissions reduced our policy acquisition costs. No similar ceding commissions existed in 2002. Excluding the effect of ceding commissions, policy acquisition costs were $8.4 million in 2004, $8.4 million in 2003 and $6.3 million in 2002. As a percent of gross premiums earned, direct policy acquisition costs were 13.3% in 2004 compared to 15.4% in 2003 and 10.1% in 2002. The decrease in 2004 and increase in 2003 compared to 2002 reflect the following:

•	Gross premiums earned increased in 2004 compared to 2003 and 2002 resulting in corresponding increases in policy acquisition costs;

•	Commission expense decreased to 7.1% of gross premiums earned in 2004 from 7.3% in 2003 and increased from 6.9% in 2002. This decrease in commission rates is the result of new business growth that we experienced in the second half of 2003 on which we paid higher commission rates and the focus in 2004 on reducing the commissions we pay. In 2002, our renewal business, on which we pay lower commission rates, significantly outpaced our new business. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense paid to states was 1.8% of gross premiums earned in 2004, 1.8% of gross premiums earned in 2003 and 1.7% in 2002; and

•	Other policy acquisition costs consist of various state and regulatory assessments related to second injury funds and mandatory state pools, payroll audit vendor costs, and the net effect of assigned risk plan activity in the states in which we operate. Other policy acquisition costs were affected by the following: (i) in 2004, we recorded a $478,000 increase in other policy acquisition costs reflecting a re-allocation of 2003 mandatory reinsurance pool expenses compared to a $1.5 million increase recorded in 2003; we were not assessed any re-allocation in 2002; (ii) in 2002, Michigan changed the basis of its second injury fund assessment from a claims based assessment to a premium based assessment, resulting in an $851,000 benefit in 2002 compared to no benefit received in 2004 or 2003; (iii) in 2002, we received a $541,000 favorable adjustment from a state data collection agency resulting from our significant decrease in premiums; and (iv) a general change related to the increase or decrease in gross premiums earned. Excluding the mandatory pool re-allocation, second injury fund assessment changes and refunds from data collection organizations discussed above, other policy acquisitions costs were 3.6% in 2004, 3.6% in 2003 and 3.7% in 2002.

2005 Outlook: We expect that policy acquisition costs in 2005 will be affected by the following:

•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies. We had significant new business growth in the latter half of 2003 and the first half of 2004, which will continue to affect commission expense in 2005. We expect new business growth in 2005 to decrease from 2004;

•	Premium tax accrual rates will return to their normal level of 2.0% in 2005;

•	Other underwriting expenses will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.
General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative charges based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.
      Our general and administrative expenses decreased to $9.2 million in 2004 from $10.8 million in 2003 and $10.0 million in 2002. As a percent of gross premiums earned, general and administrative expenses decreased to 14.5% in 2004 from 19.8% in 2003 and 16.0% in 2002. General and administrative expenses decreased in 2004 from 2003 and 2002 as follows:

•	General and administrative expenses decreased in 2004 from 2003 levels. Significant changes include: (i) the reversal of a previously recorded contingent reinsurance commission resulting in $375,000 in expense in 2003; (ii) bonus expense of $1.3 million in 2004 compared to $941,000 in 2003; (iii) bad debt expense was $400,000 lower in 2004; and (iv) we operated with fewer average headcount in 2004 compared to 2003;

•	General and administrative expenses increased in 2003 from 2002 levels. Significant changes include: (i) the reversal of a previously recorded contingent reinsurance commission resulting in $375,000 in expense in 2003; (ii) $217,000 in expenses related to severance and relocation in 2003; (iii) increased professional fees; and (iv) costs associated with investing in the necessary staff and infrastructure to position us for growth;
2005 Outlook: We expect that general and administrative expenses will be affected by the following:

•	General and administrative expenses, as a percentage of gross premiums earned, are expected to decrease since we will earn more premium and service revenue in 2005 and will have more premium and revenue to cover our relatively fixed costs;

•	We will make appropriate investments in infrastructure to position us for future growth of our service revenue and to continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2005, if service opportunities warrant opening a new office, we will evaluate the opportunities that present themselves; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.
Interest Expense: We incurred interest charges on our Term Loan in 2003 and 2002. The note payable was paid in full in September 2003. We incurred no interest charges in 2004 and expect the same in 2005.
Income Taxes: We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition and payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses net of reinsurance recoverables, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.

      In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.5 million valuation allowance (allowance) against deferred tax assets resulting in a corresponding increase in income tax expense. This allowance decreased by $7.9 million to $6.6 million at December 31, 2002 as a result of the income we earned in 2002 and federal tax refunds totaling $3.8 million resulting from a change in Federal tax law. This allowance was further decreased by $3.0 million in 2003 to $4.0 million as a result of the income we earned in 2003 and our analysis of projected taxable income. At December 31, 2004, we expect that the recorded deferred tax assets will be realized as a result of the future income and the reversal of existing taxable temporary differences. As a result, we eliminated the deferred tax valuation allowance and recorded a $4.0 million benefit to income taxes in 2004.
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
      The income tax benefit for the year ended December 31, 2004 includes a $4.0 million benefit resulting from reducing the allowance. Income tax benefit for the year ended December 31, 2003 included a $3.0 million benefit resulting from reducing the allowance as we offset current year earnings by losses carried forward from 2001 and $384,000 in alternative minimum tax expense. Income tax benefit for the year ended December 31, 2002 included the following: (i) a $3.8 million benefit from carrying-back our 2001 loss five years under the tax law change; (ii) a $4.0 million benefit resulting from reducing the allowance as we realized favorable claim reserve development in 2002; and (iii) a further benefit as we offset current year earnings by losses carried forward from 2000. After adjusting for the allowance benefit recorded, income tax expense was $1.7 million for 2004 compared to $2.6 million for 2003 and $3.8 million for 2002. As a percent of income before income taxes, the income tax expense before any benefit from reducing the allowance was 21.1% of the income before income taxes in 2004 compared to 40.2% in 2003 and 36.5% in 2002. The decreased tax rate in 2004 is the result of the benefit of tax-exempt investment income realized in 2004 and other permanent book/tax differences. Further, the income tax expense percentages for 2004, 2003 and 2002 have been affected by: (i) our income from operations; and (ii) changes in taxable net income from our insurance subsidiary (ACIC) which is subject to only federal income taxes.
2005 Outlook: Income tax expense will vary based on: (i) the income from operations we earn in 2005; (ii) in which company we earn the income as RTW’s earnings are subject to state taxes; (iii) the amount of tax-exempt income we earn in 2005; and (iv) the amount of permanent book/tax differences realized. The ultimate change is unknown at this time.
Investments
      Our portfolio of fixed maturity securities included U.S. government securities (48.3%), mortgage-backed securities (27.8%), municipal securities (21.6%) and asset-backed securities (2.3%) at December 31, 2004. Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In 2004 and 2003, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized net investment gains totaling $705,000 and $685,000, respectively. In 2002, we sold certain securities within the portfolio to reduce risk and realized investment gains totaling $1.7 million. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA or AA at December 31, 2004. We do not invest in derivative securities.
      Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Additionally, as we lowered our reinsurance retention levels to $25,000 in mid-1998, we decreased our current period cash flows as a result of “pre-funding” quarterly reinsurance premiums under that agreement. Our investment portfolio increased $7.8 million to $87.0 million at December 31, 2004 from $79.2 million at December 31, 2003. During 2004, interest rates declined early in the year, leading to significant mortgage refinancing by consumers, resulting in significant prepayment or early redemption of our mortgage-backed securities. Cash and cash equivalents were $39.5 million at December 31, 2004 compared to $39.4 million at December 31, 2003. We expect that cash will decrease and investments will increase in 2005 and as we invest available cash into additional fixed-income securities.
      We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. Prevailing market interest rates increased slightly since December 31, 2003, and when combined with the sale of select securities to realize gains, resulted in a $572,000 net unrealized gain on investments at December 31, 2004 compared to a $1.5 million net unrealized gain at December 31, 2003.
Unpaid Claim and Claim Settlement Expenses and Reinsurance Recoverables
      At December 31, 2004, net reserves totaled $78.4 million and included the liability for unpaid claim and claim settlement expenses of $156.1 million and reinsurance recoverables on unpaid claim and claim settlement expenses of $77.7 million. The net reserve at December 31, 2003 totaled $78.6 million and included the liability for unpaid claim and claim settlement expenses totaling $150.0 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $71.5 million.
      Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves at December 31, 2004 represent the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred in 2004 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we calculate the difference between: (i) projected ultimate claim and claim settlement expenses as determined using generally accepted actuarial standards; and (ii) case reserves and carry the difference as an IBNR reserve. By using both estimates of reported claims and IBNR claims, we estimate the ultimate net reserves for unpaid claim and claim settlement expenses.
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
      Both internal and independent external actuaries review our net reserves for adequacy on a periodic basis. These reviews assume that past experience, adjusted for the effects of current events and anticipated trends, is an appropriate basis for predicting future events. When reviewing net reserves, actuaries analyze historical data and estimate the effect of various factors on estimated ultimate reserves including: (i) trends in general economic conditions, including the effects of medical and wage inflation; (ii) estimates of trends in claims frequency and severity; (iii) our and industry historical loss experience; and (iv) legislative enactments, legal developments and changes in social and political attitudes. Variables in the reserve estimation process can be affected by both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. There is no precise method for subsequently evaluating the effect of any specific factor on the adequacy of reserves because the eventual redundancy or deficiency is affected by many factors. Additionally, there may be significant reporting lags between the occurrence of the loss and the time it is actually reported to the insurer. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses and, accordingly, we supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry.
      Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2004 and 2003 accident years represent the majority (52.1% of the net reserves) of the uncertainty because these claims have the lowest proportionate amount of paid loss as of December 31, 2004. Our reserve estimates are most sensitive to changes in the assumption about inflation for the 2004 and 2003 accident years. Each one percent (1%) increase or decrease in the inflation rate for each of these accident years would increase or decrease our net loss reserve estimates at December 31, 2004 by approximately $380,000.
      Our independent actuary provides us with an annual actuarial opinion regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. At December 31, 2004, we established recorded reserves in the upper end of the actuary’s range based on our historical loss reserve development. The ultimate actual liability may be higher or lower than reserves recorded.
      Our reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at rates ranging from 3.5% to 8.0% in 2004 and 2003. The discount rates are subject to change as market interest rates change. We use the same rates for U.S. generally accepted accounting principles as we do for statutory accounting practices in determining our liability. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.
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
      After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at December 31, 2004 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. See Notes 1 and 5 in the accompanying Consolidated Financial Statements. The following two tables reconcile the beginning and ending insurance reserves, displayed individually for each of the last three years.

      The following table sets forth reserves on a gross (before reinsurance) basis (000’s):

	Year Ended December 31,

	2004	2003	2002

Gross Reserves for Claim and Claim Settlement Expenses:
Gross reserves for claim and claim settlement expenses, beginning of year	$150,044	$181,262	$181,310
Provision increases (decreases) for claim and claim settlement expenses:
Current year	53,563	42,777	56,117
Prior years	(4,654)	(21,846)	3,593

Total provision	48,909	20,931	59,710
Payments for claim and claim settlement expenses:
Current year	12,666	11,075	13,715
Prior years	30,164	41,074	46,043

Total payments	42,830	52,149	59,758

Gross reserves for claim and claim settlement expenses, end of year	$156,123	$150,044	$181,262

      The following table sets forth reserves on a net (after reinsurance) basis (000’s):

	Year Ended December 31,

	2004	2003	2002

Net Reserves for Claim and Claim Settlement Expenses:
Net reserves for claim and claim settlement expenses, beginning of year	$78,578	$89,440	$91,195
Plus: Deferred retrospective reinsurance gain, beginning of year	49	49	449
Provision increases (decreases) for claim and claim settlement expenses:
Current year	42,583	33,954	49,621
Prior years	(7,047)	(6,698)	(8,356)
Write-off of reinsurance recoverable	—	—	(332)
Amortization of deferred retrospective reinsurance gain	—	—	(400)

Total provision	35,536	27,256	40,533
Payments for claim and claim settlement expenses:
Current year	12,666	10,761	13,715
Prior years	23,047	27,357	28,973

Total payments	35,713	38,118	42,688
Less: Deferred retrospective reinsurance gain, end of year	(49)	(49)	(49)

Net reserves for claim and claim settlement expenses, end of year	$78,401	$78,578	$89,440

      The following gross loss reserve development table sets forth the change, over time, of gross reserves established for claim and claim settlement expenses at the end of the last ten years. The table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

	(000’s)
Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$156,123	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256	$37,138	$28,165
Paid (cumulative) as of:
One year later		$30,164	$41,072	$46,043	$49,241	$45,933	$37,062	$28,315	$20,529	$10,032	$7,625
Two years later			61,363	17,086	74,681	67,442	56,031	42,889	29,841	15,306	10,899
Three years later				86,710	90,484	78,244	65,664	50,558	35,370	18,415	13,261
Four years later					98,689	85,754	70,631	54,835	38,880	19,964	14,449
Five years later						89,956	73,979	57,261	41,029	21,289	15,126
Six years later							76,311	59,012	41,980	22,117	15,650
Seven years later								60,352	42,728	22,702	15,952
Eight years later									43,511	23,020	16,226
Nine years later										23,448	16,332
Ten years later											16,621
Reserves re-estimated as of:
End of year	$156,123	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256	$37,138	$28,165
One year later		145,389	159,415	183,923	160,065	118,205	85,384	72,443	44,862	26,086	23,486
Two years later			160,147	166,738	168,222	130,120	95,696	64,499	48,233	22,295	16,774
Three years later				168,892	157,251	137,002	101,893	73,031	44,587	24,111	15,776
Four years later					161,905	129,819	107,522	75,554	50,552	23,054	16,545
Five years later						132,813	103,064	79,398	52,063	26,485	16,274
Six years later							105,705	76,610	54,327	27,237	18,243
Seven years later								77,921	53,047	28,411	18,949
Eight years later									54,250	28,533	19,485
Nine years later										29,107	19,969
Ten years later											20,140
Initial reserves in excess of (less than) re-estimated reserves
Amount		$4,655	$21,115	$12,418	$(33,064)	$(32,982)	$(8,436)	$(16,852)	$(4,994)	$8,031	$8,025
Percent		3.1%	11.6%	6.8%	(25.7)%	(33.0)%	(8.7)%	(27.6)%	(10.1)%	21.6%	28.5%
      The table above represents the development of balance sheet gross reserves for 1994 through 2004. The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded gross reserves, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.
      The “initial reserves in excess of (less than) re-estimated reserves” rows represent the aggregate change in the estimates over all prior years. For example, the 1998 reserve developed an $8.4 million net deficiency over the course of the succeeding years.
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
      The following net loss reserve development table sets forth the change, over time, of net reserves established for claim and claim settlement expenses at the end of the last ten years. The table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$156,123	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256	$37,138	$28,165
Reinsurance recoverables	77,722	71,466	91,822	90,115	61,845	41,179	21,403	5,374	6,183	8,312	13,902

Net reserves for unpaid claim and claim settlement expenses	$78,401	$78,578	$89,440	$91,195	$66,996	$58,652	$75,866	$55,695	$43,073	$28,826	$14,263

Paid (cumulative) as of:
One year later		$23,047	$27,357	$30,285	$32,028	$35,932	$34,380	$27,737	$19,439	$8,595	$4,639
Two years later			40,956	43,825	43,823	48,069	49,958	42,046	28,173	12,894	6,476
Three years later				50,871	49,531	54,360	56,376	49,671	33,438	15,521	7,863
Four years later					53,130	58,113	60,453	53,814	36,904	16,869	8,569
Five years later						60,690	63,278	56,140	38,919	18,020	9,046
Six years later							65,347	57,903	39,770	18,714	9,396
Seven years later								59,219	40,530	19,200	9,564
Eight years later									41,289	19,530	9,738
Nine years later										19,934	9,857
Ten years later											10,122
Reserves re-estimated as of:
End of year	$78,401	$78,578	$89,440	$91,195	$66,996	$58,652	$75,866	$55,695	$43,073	$28,826	$14,263
One year later		71,531	82,742	82,839	74,727	74,181	67,753	66,674	39,988	20,751	12,789
Two years later			78,482	76,545	71,202	76,502	77,205	61,075	43,484	18,469	9,318
Three years later				77,055	71,911	75,321	78,391	68,065	41,451	19,796	8,984
Four years later					71,177	77,443	78,772	69,474	45,959	19,389	9,669
Five years later						75,588	80,522	69,595	47,147	21,254	9,692
Six years later							78,878	69,926	47,126	22,568	10,330
Seven years later								69,095	46,969	22,388	11,675
Eight years later									47,039	22,342	11,234
Nine years later										22,727	11,327
Ten years later											11,574
Initial reserves in excess of (less than) re-estimated reserves
Amount		$7,047	$10,958	$14,140	$(4,181)	$(16,936)	$(3,012)	$(13,400)	$(3,966)	$6,099	$2,689
Percent		9.0%	12.3%	15.5%	(6.2)%	(28.9)%	(4.0)%	(24.1)%	(9.2)%	21.2%	18.9%
      The table above represents the development of balance sheet net reserves for 1994 through 2004. The top three rows of the table reconcile gross reserves to net reserves for unpaid claim and claim settlement expenses recorded at the balance sheet date for each of the indicated years.

      The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year.
      The lower portion of the table shows the re-estimated amount of the previously recorded net reserves, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years. For example, for the 1998 calendar year valued as of December 31, 2004, we paid $65.3 million of the currently estimated $78.9 million of claim and claim settlement expenses that were incurred through the end of 1998. Thus, the difference, an estimated $13.6 million of claim and claim settlement expenses incurred through 1998, remained unpaid as of December 31, 2004.
      The “initial reserves in excess of (less than) re-estimated reserves” rows represent the aggregate change in the estimates over all prior years. For example, the 1998 reserve developed a $3.0 million net deficiency over the course of the succeeding years. The net amount has been included in income and the changes have been recorded in the period identified. The cumulative net deficiencies in 2000 and 1999 are the result of reserve development inherent in the uncertainty in establishing reserves and anticipated loss trends. As discussed above, due to our relatively limited historical claim data and small claim population, our estimate of the liability for net reserves is difficult and volatile. As discussed further below, the reserve redundancy in 2001 is the result of accrual reversals resulting from changes in methods of assessing second injury funds, lower frequency in claims reported from the estimate at December 31, 2001, and reductions in amounts expected to be incurred for our participation in mandatory state and national assigned risk pools.
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
      The following table is derived from the net loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 2004. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimate (increase) decrease for the indicated accident year (000’s):

											Cumulative
	Effect of Reserve Re-estimates on Calendar Year Operations:										Re-estimates
											for Each
	2004	2003	2002	2001	2000	1999	1998	1997	1996	Pre-1996	Accident Year

Accident Year:
1992	$25	$(30)	$2	$(6)	$(19)	$38	$(15)	$(37)	$38	$(148)	$(152)
1993	(98)	14	261	(706)	(160)	7	(96)	(42)	596	145	(79)
1994	(174)	(77)	178	(633)	(459)	(68)	(574)	413	2,837	1,106	2,549
1995	(138)	139	(261)	31	(1,227)	430	(642)	1,948	4,604		4,884
1996	315	111	(159)	126	(2,643)	1,626	(2,169)	803			(1,990)
1997	901	(488)	(142)	(221)	(2,482)	3,566	(7,483)				(6,349)
1998	813	(1,419)	(320)	283	(2,462)	2,514					(591)
1999	211	(372)	1,622	(1,195)	(6,077)						(5,811)
2000	(1,121)	1,413	2,344	(5,410)							(2,774)
2001	1,756	4,003	4,831								10,590
2002	1,770	3,404									5,174
2003	2,787										2,787

Total	$7,047	$6,698	$8,356	$(7,731)	$(15,529)	$8,113	$(10,979)	$3,085	$8,075	$1,103	$8,238

      The 2004 results include a $7.0 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses decreased in 2004 due to the following: (i) our ability to manage and close claims has improved over our historical experience; (ii) the re-underwriting of our book of business has resulted in claims with profiles different than experienced historically; and (iii) our estimate of the liability for unpaid claim and claim settlement expenses is volatile due to our relatively limited thirteen-year historical claim data and our small claim population.
      The 2003 results include a $6.7 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses decreased in 2003 due to the following: (i) the frequency of claims reported in 2003 for 2002 and prior years was less than anticipated when we determined our liability at December 31, 2002; and (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.
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
      Our primary sources of cash from operations are premiums collected, reimbursements under reinsurance contracts and investment income. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. In 2004 and 2003, reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement, which began in mid 1998 and ran-off in 2001, offset similar payments to claimants for those years. This trend will continue in 2005. We further expect that cash and cash equivalents will decrease from levels reported at December 31, 2004 as we take advantage of the anticipated increase in interest rates to purchase investments. Available cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash, a money market fund that invests primarily in short-term U.S. Government securities and overnight repurchase agreements secured by U.S. Treasury or U.S. Government Agency securities.
      Cash provided by operating activities was $8.1 million for 2004. This is primarily a result of net income of $9.9 million, an increase of $6.1 million in unpaid claim and claim settlement expenses, a $1.0 million increase in unearned premiums, net of premiums receivable and depreciation expense of $952,000 offset by an increase in amounts due from reinsurers of $6.8 million, net realized investment gains totaling $705,000 and a net reduction in our deferred tax asset of $2.5 million. Net cash used in investing activities was $8.9 million due to $21.6 million in proceeds from sales of securities and $11.3 million in maturities of investments offset by

$41.4 million in purchases of securities and $444,000 in purchases of fixed assets. Net cash provided by financing activities was $598,000 due primarily to the exercise of stock options in 2004.
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
      Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. Under Minnesota insurance law regulating the payment of dividends, in any twelve month period, ACIC can pay a dividend to us from its earned surplus (unassigned surplus) not to exceed the greater of 10% of ACIC’s total surplus or ACIC’s prior years’ net income reduced for realized capital gains net of income taxes. At December 31, 2004, ACIC could pay a dividend to us totaling $3.2 million without the approval of the Minnesota Department of Commerce (See Note 9 of Notes to Consolidated Financial Statements). ACIC has never paid a dividend to us, and we intend to retain capital in the insurance subsidiary.
      On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. No shares were repurchased under this program in 2004. We repurchased 18,619 shares in 2003 for approximately $37,000 and 41,324 shares in 2002 for approximately $78,000. We repurchased these shares on the open market or through private transactions based upon market conditions and availability. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.
      At December 31, 2004, investments totaling $16.2 million were held as statutory deposits and pledged as collateral. Investments held as statutory deposits and pledged as collateral do not have an adverse effect on our liquidity. We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations and capital expenditures for the next twelve months.
Contractual Obligations
      Our contractual obligations consist solely of operating leases for our facilities. Future minimum (base) rental payments required under the leases, as of December 31, 2004, are as follows (000’s):

2005	$1,039
2006	911
2007	581
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
NAIC Risk-Based Capital Standards
      The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require computing a risk-based capital amount that is compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk; insurance underwriting risk; credit risk; and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital is in excess of authorized control level risk-based capital.
Regulation
      Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 2004, our insurance subsidiary was licensed to do business in twenty-three states.
Effect of Recent Accounting Pronouncements
      In November 2003, FASB issued Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. EITF Issue 03-1 applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses for a period sufficient for recovery of such losses. In September 2004, FASB approved FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delays the effective date for measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until certain issues are resolved. The delay of the recognition and measurement provisions is expected to be superceded concurrently with the issuance of a FSP, which will provide additional implementation guidance. We will evaluate the effect this guidance will have on our financial statements and will adopt the guidance at the time it is issued. We have previously implemented the disclosure requirements of EITF 03-1.
      In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005, and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award i.e., the requisite service period, which is usually equal to the vesting period. In accordance with the transitional guidance given in the statement, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements.
      Under the transitional guidance given in SFAS No. 123R, we may choose one of three transition methods. We intend to use the modified prospective transitional method upon adoption. Under the modified prospective method, there would be no compensation charge for vested awards that are outstanding on the effective date of SFAS No. 123R. Unvested awards that are outstanding on the effective date would be charged to expense over the remaining vesting period. Accordingly, we anticipate that we will recognize approximately $101,000 of incremental compensation costs in 2005 related to unvested outstanding awards.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota
      We have audited the accompanying consolidated balance sheets of RTW, Inc. (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RTW, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP
February 9, 2005
Minneapolis, Minnesota

RTW, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In thousands, except
	share data)
ASSETS
Investments at fair value, amortized cost of $86,382 and $77,674	$86,954	$79,171
Cash and cash equivalents	39,379	39,650
Accrued investment income	783	769
Premiums receivable, less allowance of $90 and $225	3,792	3,482
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	77,722	71,466
On paid claim and claim settlement expenses	1,401	854
Deferred policy acquisition costs	1,112	926
Furniture and equipment, net	1,228	1,242
Other assets	8,136	4,608

Total assets	$220,507	$202,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$156,123	$150,044
Unearned premiums	10,497	9,180
Accrued expenses and other liabilities	8,356	7,357

Total liabilities	174,976	166,581
Commitments and contingencies	—	—
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,125,000 and 5,125,000 shares	21,071	20,644
Retained earnings	24,082	13,970
Accumulated other comprehensive income	378	973

Total shareholders’ equity	45,531	35,587

Total liabilities and shareholders’ equity	$220,507	$202,168

See notes to consolidated financial statements.

RTW, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands, except share
	and per share data)
Revenues:
Gross premiums earned	$63,370	$54,431	$62,506
Premiums ceded	(9,688)	(8,141)	(2,242)

Premiums earned	53,682	46,290	60,264
Investment income	3,837	4,474	5,139
Net realized investment gains:
Realized investment gains	708	685	1,930
Realized investment losses	(3)	—	(209)

Net realized investment gains	705	685	1,721
Service revenue	633	109	22

Total revenues	58,857	51,558	67,146
Expenses:
Claim and claim settlement expenses	35,536	27,256	40,533
Policy acquisition costs	6,045	6,878	6,304
General and administrative expenses	9,204	10,789	9,984

Total expenses	50,785	44,923	56,821

Income from operations	8,072	6,635	10,325
Interest expense	—	48	163

Income before income taxes	8,072	6,587	10,162
Income tax benefit	(1,869)	(412)	(4,157)

Net income	$9,941	$6,999	$14,319

Income per share:
Basic income per share	$1.90	$1.37	$2.78

Diluted income per share	$1.81	$1.32	$2.78

Weighted average shares outstanding:
Basic shares outstanding	5,233,000	5,114,000	5,146,000

Diluted shares outstanding	5,487,000	5,296,000	5,154,000

See notes to consolidated financial statements.

RTW, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
		Comprehensive	Retained	Other	Total
	Common	Income	Earnings	Comprehensive	Shareholders’
	Stock	(Loss)	(Deficit)	Income	Equity

	(In thousands)
Balance at January 1, 2002	$20,688		$(7,348)	$882	$14,222
Comprehensive income:
Net income	—	$14,319	14,319	—	14,319
Other comprehensive income, net of tax:
Change in unrealized investment gains	—	1,338	—	1,338	1,338

Comprehensive income		$15,657

Retirement of common stock	(79)		—	—	(79)
Issuance of shares under ESPP	10		—	—	10

Balance at December 31, 2002	20,619		6,971	2,220	29,810
Comprehensive income (loss):
Net income	—	$6,999	6,999	—	6,999
Other comprehensive income (loss), net of tax:
Change in unrealized investment gains	—	(1,247)	—	(1,247)	(1,247)

Comprehensive income		$5,752

Retirement of common stock	(37)		—	—	(37)
Stock options exercised	19		—	—	19
Issuance of shares under ESPP	43		—	—	43

Balance at December 31, 2003	20,644		13,970	973	35,587
Comprehensive income (loss):
Net income	—	$9,941	9,941	—	9,941
Other comprehensive income (loss), net of tax:
Change in unrealized investment gains	—	(595)	—	(595)	(595)

Comprehensive income		$9,346

Stock options exercised	362		171	—	533
Issuance of shares under ESPP	65		—	—	65

Balance at December 31, 2004	$21,071		$24,082	$378	$45,531

See notes to consolidated financial statements.

RTW, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$9,941	$6,999	$14,319
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(705)	(685)	(1,721)
Depreciation and amortization	952	1,191	963
Deferred income taxes	(2,531)	(828)	(721)
Changes in assets and liabilities:
Deposit receivable	—	—	17,635
Reinsurance recoverables	(6,803)	21,611	(777)
Unpaid claim and claim settlement expenses	6,079	(31,218)	(48)
Unearned premiums, net of premiums receivable	1,007	2,105	520
Other, net	132	5,200	(4,790)

Net cash provided by operating activities	8,072	4,375	25,380
Cash flows from investing activities:
Maturities of investments	11,324	5,650	—
Purchases of available-for-sale investments	(41,446)	(32,903)	(64,320)
Proceeds from sales of available-for-sale investments	21,625	27,618	75,482
Purchases of furniture and equipment	(444)	(175)	(630)
Disposals of furniture and equipment	—	22	270

Net cash (used in) provided by investing activities	(8,941)	212	10,802
Cash flows from financing activities:
Payments on notes payable	—	(1,250)	(3,250)
Stock options exercised	533	19	—
Issuance of common stock under ESPP	65	43	10
Retirement of common stock	—	(37)	(79)

Net cash provided by (used in) financing activities	598	(1,225)	(3,319)

Net (decrease) increase in cash and cash equivalents	(271)	3,362	32,863
Cash and cash equivalents at beginning of year	39,650	36,288	3,425

Cash and cash equivalents at end of year	$39,379	$39,650	$36,288

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$—	$27	$138

Income tax payments (refunds)	$1,033	$115	$(2,976)

See notes to consolidated financial statements.

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003, and 2002

Note 1 —	Summary of Significant Accounting Policies
Organization — RTW, Inc. (RTW) provides disability management services, directed today at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC); (ii) self-insured employers on a fee-for-service basis; (iii) state assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) on a consulting basis to agents and employers, charging hourly fees through RTW and its division, Absentia. ACIC offers guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. Collectively, “we,” “our” and “us” refer to RTW and ACIC in these Notes to Consolidated Financial Statements.
      We benefit from our ability to reduce workers’ compensation and disability system costs and provide employers the ability to control their workers’ compensation and disability programs. Our insurance subsidiary is domiciled in Minnesota and is licensed in twenty-three states. We operated primarily in Minnesota, Michigan and Colorado in 2004 and 2003 and began servicing non-insurance customers in California and Indiana in 2004. In 2002, we non-renewed all insurance policies in our Missouri and Massachusetts regions and completed our run-off of policies in these regions by February 2003. During 2004 and prior years, we operated in a single business segment, disability management products and services.
      The following explains the accounting policies we use to arrive at some of the more significant amounts in our financial statements.
Accounting Principles — We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP).
Consolidation — Our consolidated financial statements include the accounts of RTW and ACIC. We eliminate all inter-company accounts and transactions in consolidation.
Use of Estimates — We make estimates and assumptions that affect our reported assets and liabilities, our disclosure of contingent assets and liabilities at the financial statement date and our recorded revenues and expenses during the reporting period. Our most significant estimates are those relating to our reinsurance recoverables on unpaid claim and claim settlement expenses, unpaid claim and claim settlement expenses, income taxes, deferred income taxes and an accrual for premium adjustments. We continually review our estimates and assumptions and make adjustments as necessary. Our actual results could vary significantly from the estimates we make.
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
Realized Investment Gains and Losses: Net realized investment gains and losses are identified separately in our Consolidated Statements of Income. Cost of investments sold is determined by the specific identification method.
We continually monitor the difference between investment cost and fair value for each of our securities. If any security experiences a decline in value that is determined to be other than temporary, we reduce the security’s carrying value for the decline and record a realized loss in the Consolidated Statements of Income. No securities were reduced for declines in fair value in 2004, 2003 or 2002.

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Deferred Policy Acquisition Costs — The costs directly related to writing an insurance policy are referred to as policy acquisition costs and consist of commissions, state premium taxes and other direct underwriting expenses. Although these costs arise when we issue a policy, we defer certain costs, principally commissions and state premium taxes. These costs are amortized to expense as premium revenue is recognized and are reported net of ceding commissions in the Consolidated Statements of Income.
      If deferred policy acquisition costs were to exceed the sum of unearned premiums net of reinsurance and related anticipated investment income less expected claim and claim settlement expenses, we would immediately expense the excess costs.
Depreciation — We depreciate furniture and equipment on a straight-line basis over the estimated useful life of the asset (five to ten years). Furniture and equipment are recorded at cost less accumulated depreciation of $4.7 million and $4.4 million at December 31, 2004 and 2003 respectively.
Income Taxes — We compute all income tax amounts using the liability method. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using presently enacted tax rates. Deferred tax assets are recognized for tax credit and net operating loss carry-forwards, reduced by a valuation allowance which is established when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates or regulations is recognized as income in the period that includes the enactment date.
Unpaid Claim and Claim Settlement Expenses — Claim expenses refer to amounts that we paid or expect to pay to claimants for insured events that have occurred. The costs of investigating, resolving and processing claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, as “Claim and claim settlement expenses” in the Consolidated Statements of Income.
      Our “Unpaid claim and claim settlement expenses” represent reserves established for the estimated total unpaid cost of claim and claim settlement expenses for insured events that occurred on or prior to each balance sheet date. The reserves are primarily undiscounted; however, we discounted selected claims that have fixed or determinable future payments by $344,000 in 2004 and $505,000 in 2003 using discount factors ranging from 3.5% to 8.0%. These reserves reflect our estimates of the total cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported. Our estimates consider such variables as past loss experience, current claim trends and prevailing social, economic and legal environments. We have a limited amount of historical data to use in estimating our reserves for unpaid claim and claim settlement expenses because we commenced operations in 1992. As a result, we supplement our experience with external industry data, as adjusted to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.
      We believe our reserves for unpaid claim and claim settlement expenses are adequate to cover the ultimate costs of claim and claim settlement expenses. The ultimate cost of claim and claim settlement expenses may differ from the established reserves, particularly when claims may not be settled for many years.

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock-Based Compensation — Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under the Employee Stock Purchase Plan (ESPP) based on the fair value method described in Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” our net income and basic and dilutive net income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	2004	2003	2002

Net income:
As reported	$9,941	$6,999	$14,319
Pro forma	9,507	6,814	14,110
Basic income per share:
As reported	1.90	1.37	2.78
Pro forma	1.82	1.33	2.74
Dilutive income per share:
As reported	1.81	1.32	2.78
Pro forma	1.73	1.29	2.74
      The weighted average fair value of options granted under the ESPP and 1994 Stock Plan during 2004, 2003 and 2002 is estimated at $2.13, $1.48 and $1.48, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 41.0% to 73.8% in 2004, 115.3% to 131.5% in 2003 and 125.6% in 2002; risk-free interest rates ranging from 1.05% to 7.70%; and an expected life of 1 to 5 years.
Effect of Recent Accounting Pronouncements — In November 2003, FASB issued Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. EITF Issue 03-1 applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unrealized losses for a period sufficient for recovery of such losses. In September 2004, FASB approved FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delays the effective date for measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until certain issues are resolved. The delay of the recognition and measurement provisions is expected to be superceded concurrently with the issuance of a FSP, which will provide additional implementation guidance. We will evaluate the effect this guidance will have on our financial statements and will adopt the guidance at the time it is issued. We have previously implemented the disclosure requirements of EITF 03-1.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005, and requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award i.e., the requisite service period, which is usually equal to the vesting period. In accordance with the transitional guidance given in the statement, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements.
      Under the transitional guidance given in SFAS No. 123R, we may choose one of three transition methods. We intend to use the modified prospective transitional method upon adoption. Under the modified prospective method, there would be no compensation charge for vested awards that are outstanding on the effective date of SFAS No. 123R. Unvested awards that are outstanding on the effective date would be charged to expense over the remaining vesting period. Accordingly, we anticipate that we will recognize approximately $101,000 of incremental compensation costs in 2005 related to unvested outstanding awards.
Note 2 — Income Per Share
      Basic income per share (IPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted IPS is computed by dividing net income by the weighted average number of common shares and dilutive securities outstanding for the period. Dilutive securities consist of stock options. Dilutive securities are considered outstanding from the date of grant, after applying the treasury stock method for determining the dilutive effect.
      The following is a reconciliation of the numerators and denominators of basic and diluted income per share:

	2004	2003	2002

Net income (000’s)	$9,941	$6,999	$14,319

Basic weighted average shares outstanding	5,233,000	5,114,000	5,146,000
Effect of dilutive stock options	254,000	182,000	8,000

Diluted weighted average shares outstanding	5,487,000	5,296,000	5,154,000

Basic income per share	$1.90	$1.37	$2.78

Diluted income per share	$1.81	$1.32	$2.78

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Investments
Valuation of Investments — The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2004	Cost	Gains	Losses	Value

U.S. government securities	$41,439	$654	$(133)	$41,960
Asset-backed securities	2,011	11	(19)	2,003
Mortgage-backed securities	24,006	234	(37)	24,203
Municipal securities	18,926	42	(180)	18,788

Total investments	$86,382	$941	$(369)	$86,954

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2003	Cost	Gains	Losses	Value

U.S. government securities	$48,152	$1,158	$(155)	$49,155
Asset-backed securities	1,008	3	—	1,011
Mortgage-backed securities	28,514	509	(18)	29,005

Total investments	$77,674	$1,670	$(173)	$79,171

      The gross unrealized losses and fair value of our investments aggregated by the length of time that individual securities have been in a continuous unrealized loss position are as follows (000’s):

	Less Than		Greater Than
	Twelve Months		Twelve Months

		Gross		Gross		Total Gross
	Fair	Unrealized	Fair	Unrealized	Total Fair	Unrealized
2004	Value	Losses	Value	Losses	Value	Losses

U.S. government securities	$40,912	$(118)	$1,048	$(15)	$41,960	$(133)
Mortgage-backed and asset- backed securities	26,206	(56)	—	—	26,206	(56)
Municipal securities	18,788	(180)	—	—	18,788	(180)

Total investments	$85,906	$(354)	$1,048	$(15)	$86,954	$(369)

	Less Than		Greater Than
	Twelve Months		Twelve Months

		Gross		Gross		Total Gross
	Fair	Unrealized	Fair	Unrealized	Total Fair	Unrealized
2003	Value	Losses	Value	Losses	Value	Losses

U.S. government securities	$15,172	$(155)	$—	$—	$15,172	$(155)
Mortgage-backed and asset-backed securities	2,450	(18)	—	—	2,420	(18)

Total investments	$17,622	$(173)	$—	$—	$17,622	$(173)

      The gross unrealized loss in all cases is the result of a decline in interest rates and is not the result of deterioration in the credit quality of the issuers. All issues carry a credit quality of AAA or AA (Standard & Poors). We have the ability and intent to hold all of these securities to maturity or recovery. We consider all relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances we consider include: (i) the length of time the fair value has been below

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost; (ii) the financial position and access to capital of the issuer, including the current and future effect of any specific events; and (iii) our ability and intent to hold the security to maturity or until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.
Deposits — Included in investments are U.S. government securities and cash on deposit with various regulatory authorities, as required by law, with a fair value of $16.2 million and $21.9 million at December 31, 2004 and 2003, respectively.
      Additionally, included in investments are U.S. government securities pledged as collateral against a letter of credit provided to an insurer, with a fair value of $1.9 million and $4.1 million at December 31, 2004 and 2003, respectively.
Fixed Maturities by Maturity Date — The following table presents the amortized cost and fair value of investments by contractual maturity at December 31, 2004. Actual maturities may differ from those stated as a result of calls and prepayments (000’s):

	Amortized	Estimated
	Cost	Fair Value

Maturing In:
One year or less	$3,453	$3,488
Over one year through five years	24,957	24,836
Over five years through ten years	23,146	23,320
Over ten years	10,820	11,107
Mortgage-backed securities with various maturities	24,006	24,203

Total investments	$86,382	$86,954

Investment Income — Investment income includes income from the following sources (000’s):

	2004	2003	2002

Fixed maturity investments	$3,383	$4,346	$4,221
Interest on deposit receivable	—	—	736
Cash and cash equivalents	344	128	144
Other	110	—	38

Investment income	$3,837	$4,474	$5,139

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

Other states:
2004	Various reinsurers	$200,000	$20.0 million excluding acts of terrorism
2003	Various reinsurers	$200,000	$20.0 million excluding acts of terrorism
2002	Various reinsurers	$300,000	$20.0 million
      We decreased our retention levels in 2004 and 2003 to further reduce volatility in our operating results.
      For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in each of 2002, 2001 and 2000 and $740,000 in 1999 resulting in an un-amortized deferred gain of $49,000 at December 31, 2004. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however, the policy was effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower level excess of loss reinsurance policy.
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

	2004	2003

Excess of loss reinsurance through various reinsurers	$77,722	$71,466

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect of ceded reinsurance on premiums written and claim and claim settlement expenses are as follows (000’s):

	2004	2003	2002

Premiums written:
Direct	$64,687	$56,481	$59,898
Ceded	(9,688)	(8,141)	(2,242)

Net premiums written	$54,999	$45,340	$57,656

Claim and claim settlement expenses:
Direct	$48,909	$20,931	$59,710
Ceded	(13,373)	6,325	(19,177)

Net claim and claim settlement expenses	$35,536	$27,256	$40,533

      During 2003, we re-evaluated and lowered our estimate for excess of loss unpaid claim and claim settlement expenses by $15.1 million, which inures to the benefit of our reinsurers. Excluding the effect of this benefit, our ceded losses to reinsurers would have been $8.8 million.
      The reinsurance recoverable on paid claim and claim settlement expenses consists primarily of receivables from paid claim and claim settlement expenses that were submitted but not yet reimbursed by reinsurers at December 31, 2004 and 2003.
Note 5 — Unpaid Claim and Claim Settlement Expenses
As described in Note 1, we establish unpaid claim and claim settlement expense reserves on reported and unreported claims for insured losses. Establishing appropriate reserves is an inherently uncertain process. Furthermore, estimating ultimate reserves is difficult due to our relatively limited historical claim data and small claim population. Estimates are further complicated by the extended periods of time that elapse between the date losses occur and the date losses are reported and ultimately settled. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting adjustments, which may be material, are reflected in current operations.

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000’s):

	2004	2003	2002

Balance at January 1	$150,044	$181,262	$181,310
Less reinsurance recoverables	(71,466)	(91,822)	(90,115)
Plus deferred gain on retrospective reinsurance	49	49	449

Net balance at January 1	78,627	89,489	91,644
Incurred related to:
Current year	42,583	33,954	49,621
Prior years	(7,047)	(6,698)	(8,356)
Write-off of reinsurance recoverable	—	—	(332)
Amortization of deferred retrospective reinsurance gain	—	—	(400)

Total incurred	35,536	27,256	40,533
Paid related to:
Current year	12,666	10,761	13,715
Prior years	23,047	27,357	28,973

Total paid	35,713	38,118	42,688

Net balance at December 31	78,450	78,627	89,489
Plus reinsurance recoverables	77,722	71,466	91,822
Plus deferred gain on retrospective reinsurance	(49)	(49)	(49)

Balance at December 31	$156,123	$150,044	$181,262

      Changes in estimates of unpaid claim and claim settlement expenses for prior years decreased the provision for claim and claim settlement expenses by $7.0 million, $6.7 million and $8.4 million in 2004, 2003 and 2002, respectively.
      Our estimate for unpaid claim and claim settlement expenses decreased in 2004 due to the following: (i) we improved our effectiveness in managing open claims, closing them earlier than originally anticipated; and (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.
      Our estimate for reinsurance recoverables increased in 2004 due to: (i) the growth in our gross premiums earned in 2004; and (ii) payments and the related recoveries on prior year ceded claim and claim settlement expenses.
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
      Our estimate for reinsurance recoverables decreased in 2003 due to: (i) re-evaluating and lowering our estimate for gross unpaid claim and claim settlement expenses by $15.1 million; and (ii) payments and the related recoveries on prior year ceded claim and claim settlement expenses.
      We recovered $6.6 million, $14.7 million and $18.6 million from reinsurers during 2004, 2003 and 2002 respectively.

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 7 — Income Taxes
Income tax benefit consists of the following (000’s):

	2004	2003	2002

Current:
Federal	$651	$288	$(3,521)
State	56	128	85

Total current tax (benefit) expense	707	416	(3,436)
Deferred:
Federal	(2,576)	(828)	(721)
State	—	—	—

Total deferred tax (benefit) expense	(2,576)	(828)	(721)

Income tax benefit	$(1,869)	$(412)	$(4,157)

      Our income tax benefit differs from the federal statutory rate as follows (000’s):

	2004	2003	2002

Federal income tax expense (benefit) at 35%	$2,825	$2,305	$3,557
Increase (reduction) in income tax expense (benefit) resulting from:
State income taxes, net of federal income tax benefit	36	79	242
Non-deductible investment amortization and tax-exempt investment income	(116)	11	18
Deferred income tax valuation allowance	(4,040)	(3,060)	(7,927)
Other	(574)	253	(47)

Income tax benefit	$(1,869)	$(412)	$(4,157)

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

	2004	2003

Unpaid claim and claim settlement expenses	$5,293	$6,455
Accrued second injury funds	74	90
Unearned premiums	2,067	1,877
Office closure costs	—	88
Retrospective reinsurance	17	17
Other	326	642

Deferred tax assets	7,777	9,169
Net unrealized gain on securities	(194)	(524)
Deferred policy acquisition costs	(937)	(894)
Depreciation	(240)	(211)

Deferred tax liabilities	(1,371)	(1,629)

Net deferred tax assets before valuation allowance	6,406	7,540
Valuation allowance	—	(4,040)

Net deferred tax asset	$6,406	$3,500

      In assessing our ability to realize the future benefit of deferred tax assets, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The valuation allowance decreased to $4.0 million in 2003 based on our projected taxable income and available tax planning strategies. In 2004, we eliminated the remaining allowance as we expect the entire deferred tax asset will be realized as a result of income and the reversal of existing taxable temporary differences in the future. Deferred tax assets are included in other assets on the Consolidated Balance Sheets.
      Income taxes receivable were approximately $545,000 and $492,000 at December 31, 2004 and 2003, respectively, and are included in other assets.
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
1995 Employee Stock Purchase Plan — The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In 2003, the shares reserved for distribution under the plan were increased from 100,000 to 150,000 shares. In 2004, the ESPP was amended to allow the issuance of stock within 10 years of any increase in the number of shares authorized to be issued under the plan. The ESPP terminates in 2013 and will be carried out in phases, each consisting of one year or a different period of time approved by the Board of Directors. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
withholdings. The following summarizes shares purchased and purchase prices for each phase in the most recent three years completed through 2004:

	Shares	Purchase
Phase:	Purchased	Price

Beginning April 2001, expiring April 2002	5,047	$1.90
Beginning April 2002, expiring April 2003	20,649	2.07
Beginning April 2003, expiring April 2004	20,151	3.23
      The tenth one-year phase began in April 2004 and expires in April 2005.
      Our liability for employee contributions withheld at December 31, 2004 and 2003 for the purchase of shares in April 2005 and April 2004 under the ESPP was $71,000 and $47,000, respectively.
1994 Stock Plan — The 1994 Stock Plan provides for awards of incentive stock options (as defined in section 422 of the Internal Revenue code) and non-qualified stock options. In July 1998, the Board of Directors increased the shares reserved for distribution under the plan to 1,000,000. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board of Directors or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant. The ability to award incentive stock options under this Plan terminated in June 2004.
      Options granted, exercised, canceled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified

		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price

Balance, January 1, 2002	292,390	$11.83	480,726	$8.19
Granted	25,500	2.48	112,500	2.40
Canceled	(180,819)	12.24	(266,351)	12.60

Balance, December 31, 2002	137,071	9.54	326,875	2.60
Granted	155,500	2.19	12,500	3.13
Exercised	(8,000)	2.22	—	—
Canceled	(9,052)	9.62	(80,000)	2.20

Balance, December 31, 2003	275,519	5.60	259,375	2.75
Granted	209,948	6.14	79,302	6.14
Exercised	(43,468)	2.22	(133,500)	2.18
Canceled	(38,572)	6.21	(1,875)	5.33

Balance, December 31, 2004	403,427	$6.19	203,302	$4.42

      Incentive stock options expire ten years from the date of grant and substantially all are subject to continued employment with us. Each of the non-qualified options expires ten years from the date of grant with the exception of certain options granted to the founder of the Company that expire five years from the date of grant. Options are generally subject to vesting provisions that restrict exercise of the option.

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the options outstanding and exercisable at December 31, 2004:

	Options Outstanding
				Options Exercisable

		Weighted Average			Weighted
	Number			Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Price Range	Options	Life	Price	Options	Price

Incentive stock options:
$14.00 - $38.67	37,429	3.2 years	$16.68	37,429	$16.68
8.75 - 10.75	35,000	5.1 years	10.54	35,000	10.54
6.00 - 6.18	182,698	9.1 years	6.14	70,675	6.18
2.19 - 4.50	148,300	7.7 years	2.53	140,300	2.58

$ 2.19 - $38.67	403,427	7.7 years	$6.19	283,404	$6.32

Non-qualified stock options:
$31.75	5,000	2.1 years	$31.75	5,000	$31.75
1.98 - 6.50	198,302	8.0 years	3.73	133,908	3.27

$ 1.98 - $31.75	203,302	7.9 years	$4.42	138,908	$4.30

Employment Contracts — We entered into an employment agreement with our President and Chief Executive Officer, Jeffrey B. Murphy beginning December 17, 2003. Under this agreement, Mr. Murphy receives a base salary of $250,000, subject to review annually for increase by our Board of Directors. In addition to base salary, Mr. Murphy is eligible for bonuses, expense reimbursements and health, dental, life and disability insurance consistent with that provided to other officers and employees. Additionally, Mr. Murphy was granted 100,000 options at $6.00 per share on March 12, 2004. Mr. Murphy’s annual base salary was increased to $275,000 effective April 1, 2005.
Combined Retirement Plan — We combine our 401(k) Retirement Plan and Employee Stock Ownership Plan (ESOP) into a single KSOP retirement plan. The KSOP retains the features of each separate component except for eligibility and vesting provisions. Under the plan, employees become eligible to participate in the plan on the first day of the month after beginning employment and attaining age 21.

401(k) Retirement Component — We sponsor a defined contribution retirement component under Section 401(k) of the Internal Revenue Code for eligible employees. Our contributions are discretionary and are based on contributions made by employees. Expense recognized for 2004, 2003 and 2002 was $221,000, $204,000 and $220,000, respectively.

Employee Stock Ownership Component — We maintain an ESOP for our qualified employees. Our contributions are discretionary. We may contribute cash or shares of our common stock. No contributions were made or expense recorded in 2004, 2003 or 2002.
Other Employee Benefit Plans — We maintained bonus plans in 2004, 2003 and 2002 under which all employees, including officers, were eligible for a bonus based on our operating results. These bonuses aggregated $1,295,000, $941,000 and $864,000 in 2004, 2003 and 2002, respectively.
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

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 15, 1998, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $4.0 million of RTW, Inc. common stock. We may repurchase shares on the open market or through private transactions depending upon market conditions and availability. Through December 31, 2004 we repurchased approximately 385,000 shares for $2.7 million. We expect to use repurchased shares for employee stock option and purchase plans and other corporate purposes.
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
      Under Minnesota insurance law regulating the payment of dividends by ACIC, any such payments must be an amount deemed prudent by ACIC’s Board of Directors and, unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (Commissioner), must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus that is attributable to unrealized capital gains. Further, without approval of the Commissioner, ACIC may not pay a dividend in any calendar year which, when combined with dividends paid in the preceding twelve months, exceeds the greater of: (i) 10% of ACIC’s statutory capital and surplus at the prior year end; or (ii) 100% of ACIC’s statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 2005, dividends in excess of $3.9 million would require prior consent of the Commissioner.
Statutory Surplus and Statutory Net Income — Our insurance subsidiary is required to file financial statements with state regulatory agencies. The accounting principles used to prepare the statutory financial statements follow prescribed accounting practices that differ from GAAP. Statutory capital and surplus at

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003, and statutory net income for the years ended December 31, 2004, 2003 and 2002 are as follows (000’s):

	Statutory
	Capital and	Statutory
	Surplus	Net Income

2004	$38,503	$7,540
2003	33,033	6,103
2002		12,064
Note 10 — Commitments and Contingencies
Operating Leases — We conduct our operations in leased office facilities under operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.
      Future minimum (base) rental payments required under the leases, as of December 31, 2004, are as follows (000’s):

2005	$1,039
2006	911
2007	581
      Rent expense, including contingent rentals, was $1.1 million, $1.0 million and $1.3 million for 2004, 2003 and 2002, respectively.
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

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Accumulated Other Comprehensive Income
Our accumulated other comprehensive income includes only unrealized gains and losses on investments classified as available-for-sale. Changes in accumulated other comprehensive income and other comprehensive income (loss) were as follows (000’s):

	2004	2003	2002

Accumulated other comprehensive income, beginning of year	$973	$2,220	$882
Changes in comprehensive income arising during the year:
Net unrealized investment (losses) gains	(220)	(1,234)	3,780
Less: Adjustment for net realized investment gains	705	685	1,721

Change in net unrealized investment gains	(925)	(1,919)	2,059
Income tax expense (benefit)	330	(672)	721

Other comprehensive (loss) income for the year	(595)	(1,247)	1,338

Accumulated other comprehensive income, end of year	$378	$973	$2,220

Note 12 —	Restructuring Charges
During 2001, we recorded pre-tax restructuring charges totaling $2.0 million to general and administrative expenses in the Consolidated Statement of Income. These charges included costs associated with our decision to close our Missouri and Massachusetts regional offices, and our Brainerd, Minnesota and Overland Park, Kansas satellite offices. The restructuring charge included $715,000 of severance pay and benefits, of which $106,000 was paid by December 31, 2001 and the remainder of which was paid in early 2002. The restructuring charge also included office and equipment lease costs totaling $684,000 and furniture and equipment disposals and other costs totaling $600,000. At December 31, 2003, the remaining accrual totaled $248,000 and included amounts related to future lease payments. No accrual remained at December 31, 2004.

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

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present unaudited quarterly income for the eight quarters ended December 31, 2004:

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Premiums in force	$59,500	$62,400	$63,200	$62,700

Revenues:
Gross premiums earned	$14,962	$15,376	$16,676	$16,356
Premiums ceded	(2,320)	(2,208)	(2,515)	(2,645)

Premiums earned	12,642	13,168	14,161	13,711
Investment income	882	968	970	1,017
Net realized investment gains	649	58	(2)	—
Service revenue	67	73	143	350

Total revenues	14,240	14,267	15,272	15,078
Expenses:
Claim and claim settlement expenses	9,230	9,005	10,061	7,240
Policy acquisition costs	1,410	1,959	1,531	1,145
General and administrative expenses	2,192	1,932	2,226	2,854

Total expenses	12,832	12,896	13,818	11,239

Income from operations	$1,408	$1,371	$1,454	$3,839

Net income	$930	$943	$1,093	$6,975

Basic income per share	$0.18	$0.18	$0.21	$1.32

Diluted income per share	$0.17	$0.17	$0.20	$1.25

      The following represent pre-tax adjustments recorded during 2004 that affected reported net income:

Net realized investment gains	$649	$58	$(2)	$—
Net changes in estimates for unpaid claim and claim settlement expenses on claims reported in prior periods	300	850	200	3,246
Pool reapportionment charge	—	(478)	—	—
Bonus expense	(100)	(150)	(200)	(845)
Change in recorded deferred income tax valuation allowance	—	—	—	4,040

RTW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Premiums in force	$48,700	$50,300	$57,400	$58,100

Revenues:
Gross premiums earned	$13,022	$12,566	$13,728	$15,115
Premiums ceded	(1,900)	(1,721)	(2,049)	(2,471)

Premiums earned	11,122	10,845	11,679	12,644
Investment income	1,242	1,167	1,067	998
Net realized investment gains	—	—	685	—
Service revenue	28	28	23	30

Total revenues	12,392	12,040	13,454	13,672
Expenses:
Claim and claim settlement expenses	8,194	5,704	6,421	6,937
Policy acquisition costs	1,035	2,765	1,484	1,594
General and administrative expenses	2,286	2,656	2,542	3,305

Total expenses	11,515	11,125	10,447	11,836

Income from operations	$877	$915	$3,007	$1,836

Net income	$564	$639	$3,133	$2,663

Basic income per share	$0.11	$0.12	$0.61	$0.52

Diluted income per share	$0.11	$0.12	$0.59	$0.49

      The following represent pre-tax adjustments recorded during 2003 that affected reported net income:

Net realized investment gains	$—	$—	$685	$—
Net changes in estimates for unpaid claim and claim settlement expenses on claims reported in prior periods	300	2,400	2,000	2,000
Pool reapportionment charge	—	(1,451)	—	—
Bonus expense	—	(300)	(300)	(341)
Severance and moving costs	—	—	—	(217)
Commission reversal	—	—	—	(375)
Change in recorded deferred income tax valuation allowance	—	—	1,200	1,860

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Jeffrey B. Murphy, and Chief Financial Officer, Alfred L. LaTendresse, have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.
      b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the year covered by this report or from the end of the reporting period to the date of this Annual Report on Form 10-K.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information with respect to Directors is contained in the Section entitled “Election of Directors” in our 2005 Proxy Statement and is incorporated herein by reference.
      Information with respect to Executive Officers is included in PART I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
      Information required under this item is contained in the Section entitled “Executive Compensation and Other Information” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information required under this item is contained in the Section entitled “Security Ownership of Principal Shareholders and Management” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information required under this item is contained in the Section entitled “Certain Transactions” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information required under this item is contained in the Section entitled “Principal Accountant Fees and Services” in our 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as Part of this Report

(1)	Financial Statements. The following consolidated financial statements are set forth on pages 30 through 47, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Income — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements — Years Ended December 31, 2004, 2003 and 2002

(2) Financial Statement Schedules for the Three Years Ended December 31, 2004

All other schedules are omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or the notes thereto.
      (c) Listing of Exhibits (* indicates compensatory plan)

3.1	Amended Articles of Incorporation(9)
3.2	Amended Bylaws(1)
4.1	Form of Rights Agreement dated April 17, 1997 between RTW, Inc. and Norwest Bank Minnesota National Association(2)
10.1*	Employment agreement between RTW, Inc. and Jeffrey B. Murphy dated March 12, 2004(8)
10.2*	Amended RTW, Inc. 1995 Employee Stock Purchase Plan(10)
10.3*	Amended RTW, Inc. 1994 Stock Plan(4)
10.4	Contract between RTW and ACIC dated January 1, 1992(5)
10.5	Service Agreement between RTW and ACIC dated February 1, 1992(5)
10.6*	Description of the 2005 Profit Sharing Program
10.7	Reinsurance contract between ACIC and First Excess and Reinsurance Corporation (GE Reinsurance Corporation) effective July 1, 1998(3)
10.8	Endorsement No. 2 to the reinsurance contract between ACIC and General Reinsurance Corporation(3)
10.8.1	Description of the Reinsurance Agreement for 2002 between ACIC and General Reinsurance Corporation effective January 1, 2002(6)
10.8.2	Description of the Reinsurance Agreement for 2003 between ACIC and General Reinsurance Corporation effective January 1, 2003(7)

10.8.3	Description of the Reinsurance Agreement for 2004 between ACIC and General Reinsurance Corporation effective January 1, 2004(8)
10.8.4	Description of the Reinsurance Agreement for 2005 between ACIC and General Reinsurance Corporation effective January 1, 2005
10.9	Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement(7)
10.10	Election form for the 2005 Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement
10.11	Description of the Reinsurance Agreement for 2003 between ACIC and Everest Re/Platinum Re effective January 1, 2003(7)
10.12	Description of the Reinsurance Agreement for 2004 between ACIC and various reinsurers effective January 1, 2004(8)
10.13	Description of the Reinsurance Agreement for 2005 between ACIC and various reinsurers effective January 1, 2005
11	Statement re: Computation of Income Per Share
14	Code of Ethics(8)
21	Subsidiaries of the Registrant: The Company has one wholly-owned subsidiary, American Compensation Insurance Company, a Minnesota corporation
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney, included in Signature page
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. § 1350, Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-89164).

(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed April 25, 1997 (File No. 0-25508).

(3)	Incorporated by reference to the Company’s 1998 Annual Report on Form 10-K.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-81408).

(5)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 33-2002C).

(6)	Incorporated by reference to the Company’s 2001 Annual Report on Form 10-K/A.

(7)	Incorporated by reference to the Company’s 2002 Annual Report on Form 10-K.

(8)	Incorporated by reference to the Company’s 2003 Annual Report on Form 10-K.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-114030) (March 30, 2004)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, INC.

By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 30, 2005
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

Signature		Title	Date

By:	/s/ John O. Goodwyne John O. Goodwyne	Chairman of the Board	March 30, 2005

By:	/s/ Jeffrey B. Murphy Jeffrey B. Murphy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005

By:	/s/ Alfred L. LaTendresse Alfred L. LaTendresse	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 30, 2005

By:	/s/ David C. Prosser David C. Prosser	Chairman Emeritus of the Board	March 30, 2005

By:	/s/ Gregory D. Koschinska Gregory D. Koschinska	Director	March 30, 2005

By:	/s/ William J. Deters William J. Deters	Director	March 30, 2005

By:	/s/ John W. Prosser John W. Prosser	Director	March 30, 2005

By:	/s/ Vina L. Marquart Vina L. Marquart	Director	March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SCHEDULES
The Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota
      We have audited the consolidated financial statements of RTW, Inc. as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 9, 2005. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP
Minneapolis, Minnesota
February 9, 2005

SCHEDULE I
RTW, INC.
SUMMARY OF INVESTMENTS
December 31, 2004

			Amount at
			which shown
	Amortized	Fair	in the balance
Type of investment	Cost	Value	sheet

	(In thousands)
Fixed maturities:
Available-for-sale:
Municipal securities	$18,926	$18,788	$18,788
Mortgage backed securities	24,006	24,203	24,203
Asset backed securities	2,011	2,003	2,003
United States government, government agencies and authorities	41,439	41,960	41,960

Total Investments	$86,382	$86,954	$86,954

SCHEDULE II
RTW, INC.
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In thousands)
ASSETS
Cash and cash equivalents	$150	$100
Furniture and equipment, net	1,228	1,242
Investment in and advances to subsidiary	46,452	36,100
Other assets	1,177	443

	$49,007	$37,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$3,476	$2,298

Total liabilities	3,596	2,298
Shareholders’ equity	45,531	35,587

	$49,007	$37,885

See notes to condensed financial statements.

SCHEDULE II
RTW, INC.
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Revenues:
Intercompany fee income	$18,289	$16,617	$19,998
Service fee revenue	633	109	22
Investment income	104	2	41

Total revenues	19,026	16,728	20,061
Expenses:
General and administrative expenses	15,933	15,898	16,907

Income from operations	3,093	830	3,154
Interest expense	—	48	163

Income before income taxes and equity in undistributed net income of subsidiary	3,093	782	2,991
Income tax expense	879	91	1,213

Income before equity in undistributed net income of subsidiary	2,214	691	1,778
Equity in undistributed net income of subsidiary	7,727	6,308	12,541

Net income	$9,941	$6,999	$14,319

See notes to condensed financial statements.

SCHEDULE II
RTW, INC.
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In thousands)
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$9,941	$6,999	$14,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458	551	605
Equity in net income from subsidiary	(7,727)	(6,308)	(12,541)
Deferred income taxes	57	—	351
Changes in assets and liabilities:
Accrued expenses and other liabilities	1,178	(539)	(1,318)
Other, net	(1,386)	(1,271)	1,610

Net cash provided by (used in) operating activities	2,521	(568)	3,026
Cash Flows from Investing Activities:
Investment in and advances to subsidiary	(2,625)	1,725	892
Purchases of furniture and equipment	(444)	(175)	(630)
Disposals of furniture and equipment	—	22	270

Net cash (used in) provided by investing activities	(3,069)	1,572	532
Cash Flows from Financing Activities:
Payments on notes payable	—	(1,250)	(3,250)
Stock options exercised	533	19	—
Issuance of common stock under ESPP	65	43	10
Retirement of common stock	—	(37)	(79)

Net cash provided by (used in) financing activities	598	(1,225)	(3,319)

Net Increase (Decrease) in Cash and Cash Equivalents	50	(221)	(239)
Cash and Cash Equivalents at Beginning of Year	100	321	82

Cash and Cash Equivalents at End of Year	$150	$100	$321

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$0	$27	$138

Income tax (refunds) payments	$(357)	$(9)	$298

See notes to condensed financial statements.

SCHEDULE II
RTW, INC.
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002
Note 1 — Accounting Policies
      The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and notes included in the RTW, Inc. (RTW) 2004 Annual Report on Form 10-K.
Note 2 — Related Party Transactions
      RTW provides American Compensation Insurance Company (“ACIC”) with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC’s gross premiums earned each month for these services, which amounted to $6.3 million, $5.4 million and $6.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, RTW receives 15% of ACIC’s gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $12.0 million, $11.2 million and $13.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      Amounts due from ACIC related to the above transactions are included in the balance sheet account caption “Investment in and advances to subsidiary” and totaled approximately $3.9 million and $1.3 million at December 31, 2004 and 2003, respectively.

SCHEDULE III
RTW, INC.
SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS

		(Column C)
		Reserves for					Claim and claim
		Unpaid				Investment	settlement expenses		Amortization
	Deferred	Claim and	Discount, if			Income and	incurred related to:		of Deferred	Paid Claim
	Policy	Claim	Any,			Net Realized			Policy	and Claim	Other
	Acquisition	Settlement	Deducted in	Unearned	Earned	Investment	Current	Prior	Acquisition	Settlement	Operating	Premiums
Year	Costs	Expenses	Column C	Premiums	Premiums	Gains	Year	Years	Costs	Expenses	Expenses	Written

	(In thousands)
2004	$1,112	$156,123	$344	$10,497	$53,682	$4,438	$42,583	$(7,047)	$6,045	$35,713	$9,204	$54,999
2003	$926	$150,044	$505	$9,180	$46,290	$5,157	$33,954	$(6,698)	$6,878	$38,118	$10,789	$48,340
2002	$736	$181,262	$438	$7,130	$60,264	$6,816	$48,889	$(8,356)	$6,304	$42,688	$9,984	$57,656

SCHEDULE IV
RTW, INC.
REINSURANCE
Years ended December 31, 2004, 2003 and 2002

	Premiums Earned
					Percentage
		Ceded to	Assumed		of Amount
		Other	from Other		Assumed
Description	Direct	Companies	Companies	Net	to Net

	(In thousands)
2004
PREMIUMS — Workers’ Compensation	$63,370	$9,688	$—	$53,682	0.00%
2003
PREMIUMS — Workers’ Compensation	$54,431	$8,141	$—	$46,290	0.00%
2002
PREMIUMS — Workers’ Compensation	$62,506	$2,242	$—	$60,264	0.00%

SCHEDULE V
RTW, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002

		Additions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Write-offs	period

	(In thousands)
2004
Allowance for Doubtful Accounts	$225	$108	$—	$243	$90
2003
Allowance for Doubtful Accounts	$220	$507	$—	$502	$225
2002
Allowance for Doubtful Accounts	$436	$98	$—	$314	$220