Form 10-Q
period 2005-03-31
RTW INC /MN/
filed 2005-05-12
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2005

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

Yes ☐ No ☑

At May 9, 2005, approximately 5,389,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

RTW, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS	(Unaudited)

Investments at fair value, amortized cost of $96,562 and $86,382	$95,593	$86,954
Cash and cash equivalents	31,457	39,379
Accrued investment income	844	783
Premiums receivable, less allowance of $170 and $90	3,970	3,792
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	77,129	77,722
On paid claim and claim settlement expenses	709	1,401
Deferred policy acquisition costs	1,043	1,112
Furniture and equipment, net	1,213	1,228
Other assets	8,712	8,136

Total assets	$220,670	$220,507

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$156,660	$156,123
Unearned premiums	10,578	10,497
Accrued expenses and other liabilities	7,647	8,356

Total liabilities	174,885	174,976

Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding, 5,372,000 shares at March 31, 2005 and 5,303,000 at December 31, 2004	21,178	21,071
Retained earnings	25,247	24,082
Accumulated other comprehensive (loss) income	(640)	378

Total shareholders’ equity	45,785	45,531

Total liabilities and shareholders’ equity	$220,670	$220,507

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Unaudited; in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2005	2004
Revenues:
Gross premiums earned	$15,730	$14,962
Premiums ceded	(2,750)	(2,320)

Premiums earned	12,980	12,642
Investment income	1,099	882
Net realized investment gains	135	649
Service fee income	595	67

Total revenues	14,809	14,240

Expenses:
Claim and claim settlement expenses	9,107	9,230
Policy acquisition costs	1,552	1,410
General and administrative expenses	2,586	2,192

Total expenses	13,245	12,832

Income before income taxes	1,564	1,408

Income tax expense	515	478

Net income	$1,049	$930

Net income per share:
Basic income per share	$0.20	$0.18

Diluted income per share	$0.19	$0.17

Weighted average shares outstanding:
Basic shares outstanding	5,347,000	5,128,000

Diluted shares outstanding	5,628,000	5,411,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,049	$930
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(135)	(649)
Depreciation and amortization	217	239
Changes in assets and liabilities:
Reinsurance recoverables	1,285	466
Unpaid claim and claim settlement expenses	537	(162)
Unearned premiums, net of premiums receivable	(97)	1,240
Other, net	(754)	(1,904)

Net cash provided by operating activities	2,102	160

Cash flows from investing activities:
Proceeds from sales of securities	2,730	19,131
Purchases of securities	(12,876)	(26,841)
Purchases of furniture and equipment	(101)	(12)

Net cash used in investing activities	(10,247)	(7,722)

Cash flows from financing activities:
Stock option exercises	223	21

Net cash provided by financing activities	223	21

Net decrease in cash and cash equivalents	(7,922)	(7,541)

Cash and cash equivalents at beginning of year	39,379	39,650

Cash and cash equivalents at end of period	$31,457	$32,109

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes	$(8)	$275

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements included herein were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the Consolidated Balance Sheet at December 31, 2004, without audit by an independent registered public accounting firm. We derived the Consolidated Balance Sheet at December 31, 2004 from the audited Consolidated Financial Statements for the year ended December 31, 2004; however, this report does not include all the disclosures contained therein.

     The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are, in our opinion, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the 2004 Annual Report on Form 10-K.

NOTE B – STOCK OPTIONS AND STOCK-BASED BENEFIT PLANS

We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123”. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model.

     Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under our Employee Stock Purchase Plan based on the fair value method described in SFAS No. 123, our net income and basic and dilutive net income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income:
As reported	$1,049	$930
Pro forma	991	750

Basic net income per share:
As reported	0.20	0.18
Pro forma	0.19	0.15

Diluted net income per share:
As reported	0.19	0.17
Pro forma	0.18	0.14

NOTE C – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The change in accumulated other comprehensive income was a loss of $1.0 million in the first quarter of 2005 compared to income of $273,000 for the first quarter of 2004. The difference between net income and comprehensive income is the tax-effected change in unrealized (losses) gains during the period on our investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments”.

NOTE D – INVESTMENT SECURITIES AVAILABLE FOR SALE

The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2005

U.S. government securities	$53,033	$381	$(716)	$52,698
Asset-backed securities	2,011	—	(47)	1,964
Municipal securities	18,800	—	(484)	18,316
Mortgage-backed securities	22,718	144	(247)	22,615

Total investments	$96,562	$525	$(1,494)	$95,593

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004

U.S. government securities	$41,439	$654	$(133)	$41,960
Asset-backed securities	2,011	11	(19)	2,003
Municipal securities	18,926	42	(180)	18,788
Mortgage-backed securities	24,006	234	(37)	24,203

Total investments	$86,382	$941	$(369)	$86,954

     The gross unrealized loss in all cases is the result of a decline in interest rates and is not the result of deterioration in the credit quality of the issuers. We believe that the unrealized losses on our fixed maturity securities do not represent other than temporary impairments. All issues carry a credit quality of AAA or AA (Standard & Poors). We have the ability and intent to hold all of these securities to recovery, which in certain circumstances may extend to maturity. We consider all relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances we consider include: (i) the length of time the fair value has been below cost; (ii) the financial position and access to capital of the issuer, including the current and future effect of any specific events; and (iii) our ability and intent to hold the security until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

NOTE E – ACCOUNTING CHANGE

In December 2004, the Financial Accounting Standards Board (“FASB”)issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award i.e., the requisite service period, which is usually equal to the vesting period. In accordance with the transitional guidance given in the statement, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements. In April 2005, the Securities and Exchange Commission delayed the effective date of implementing SFAS No. 123R until fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 123R will have a material effect on our financial statements.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company: RTW, Inc. (RTW) provides disability management services, directed today primarily at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC); (ii) self-insured employers on a fee-for-service basis; (iii) state assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) to agents and employers on a consulting basis, charging hourly fees through RTW and its Absentia division. ACIC offers guaranteed-cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. Collectively, “we,” “our” and “us” refer to RTW and ACIC in this document.

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

     On April 14, 2005, A.M. Best Co. (Best) affirmed the financial strength rating of “B+” (Very Good, Secure) of ACIC and revised the outlook from “stable” to “positive”. The rating reflects our improved capitalization and profitability over the last three years. ACIC increased its capital and surplus to $38.5 million at December 31, 2004 from $33.0 million at December 31, 2003 as a result of profitability in 2004. Although we believe that our “B+” rating from A.M. Best may increase the number of employers to which we provide our products, there are some employers that will only do business with insurers rated “A-“ or better.

     Additional information about RTW is available on our website, www.rtwi.com.

Challenges, risks, uncertainties and trends:

     We derive our revenue almost entirely from workers’ compensation insurance premiums and investment income, including gains and losses from sales of securities. A small, but increasing portion of our revenue is derived from non-insurance disability management services. We are subject to the challenges, risks, uncertainties and trends that affect the workers’ compensation property and casualty insurance and the disability management sectors of our economy including the following:

•	Workers’ compensation is a state regulated industry. Workers’ compensation is governed and regulated by state governmental agencies. We are subject to state regulation in any state in which we provide workers’ compensation products and services, now and in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. Legislation covering insurance companies and the regulations adopted by state agencies are subject to change and any change may adversely affect our operations and profitability;

•	Workers’ compensation claims and related expenses can be volatile. Workers’ compensation is a long-tailed property and casualty insurance line. Claims for a given year are open on average for twelve to thirteen years and it is not unusual for workers’ compensation insurers to have some claims open for thirty or more years. We have operated ACIC since 1992 and therefore have relatively limited experience (thirteen years), and accordingly, are subject to future claims volatility. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation is subject to inflationary pressures. Worker’s compensation is subject to both medical and wage inflation. The cost of medical care has increased in excess of 10% per annum in recent years. This has resulted in reduced profitability in the workers’ compensation insurance business. New medical procedures could evolve and new legal theories develop that could cause older claims to re-open and increase expense. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation pricing is cyclical. For the first three months of 2005, we were able to increase premium rates on renewing policies 2.2%. This compares to rate increases of 0.9%, 1.4%, 9.0% and 18.5% in 2004, 2003, 2002 and 2001, respectively. These increases came after many years of rate decreases that unfavorably affected the industry in the late 1990’s. If we are unable to maintain rate increases or decrease our costs, our profit margin will be adversely affected. See further discussion under “Premiums in Force and Gross Premiums Earned”;

•	Reinsurance costs for workers’ compensation have increased. Reinsurance costs increased over the prior year continuing a pattern of cost increases beginning in 2001. These higher costs, if not recovered through increased rates from our customers, will adversely affect our profit margin. See further discussion under “Premiums Ceded”; and

•	Profitable service revenue growth could be difficult. The national market for disability management services is highly competitive and includes national, regional and local providers of services. We do not have a national presence, limiting our ability to service national accounts. Any infrastructure changes to support growth in our non-insurance revenues could be expensive and diminish our earnings in the short-term.

Significant Accounting Policies

Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” included in our Consolidated Financial Statements and notes thereto in our 2004 Annual Report on Form 10-K. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and the related reinsurance recoverables; (iii) deferred policy acquisition costs; (iv) income taxes and deferred income taxes; and (v) investments. These accounting policies are discussed within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     Service fee income includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated first party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Service revenue earned as a percent of premium is recognized over the life of the underlying insurance policy and the related claims in a manner consistent with ACIC’s Premiums Earned revenue recognition policy. Service revenue related to claims management is recognized over the expected duration of the claims management activity. Other service revenue is recognized as performed or over the life of the contract. The excess of billed service revenue over earned amounts is recognized as a liability and included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Financial Summary

This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with our Consolidated Financial Statements and notes thereto at March 31, 2005 and December 31, 2004 and the three-month periods ended March 31, 2005 and 2004.

     The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three Months Ended
	March 31,
	2005	2004
Gross premiums earned	$15,730	$14,962
Premiums earned	12,980	12,642
Service revenue	595	67

	Three Months Ended
	March 31,
	2005	2004
Total revenues	14,809	14,240
Claim and claim settlement expenses	9,107	9,230
Net income	1,049	930
Diluted income per share	0.19	0.17

     We reported net income of $1.0 million in the first quarter of 2005 compared to $930,000 reported in the first quarter of 2004. Diluted net income per share was $0.19 in the first quarter of 2005 compared to $0.17 for the first quarter of 2004. The primary factors affecting our 2005 operating results included the following:

•	Our gross premiums earned increased to $15.7 million in the first quarter of 2005 from $15.0 million in the first quarter of 2004 due primarily to an increase in premiums in force from comparable periods in 2004. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned increased to $13.0 million in the first quarter of 2005 from $12.6 million in the first quarter of 2004 reflecting the increase in gross premiums earned from the comparable 2004 period offset by an increase in premiums ceded as our cost of excess of loss reinsurance increased in 2005;

•	Investment income increased to $1.1 million in the first quarter of 2005 from $882,000 in the first quarter of 2004, reflecting the increase in the short-term interest rates in 2005 compared to 2004. We recognized $135,000 of net realized investment gains during the first three months of 2005 compared to $649,000 recorded in the first quarter of 2004;

•	Service fee income grew to $595,000 in the first quarter of 2005 from $67,000 in the first quarter of 2004 and $350,000 in the fourth quarter of 2004 reflecting our strategic efforts to grow our service business; and

•	Claim and claim settlement expenses decreased slightly to $9.1 million in the first quarter of 2005 from $9.2 million in the first quarter of 2004. Favorable development for prior accident years reduced claim and claim settlement expenses by $500,000 in the first quarter of 2005 compared to $200,000 for the first quarter of 2004. This decrease was offset as claim and claim settlement expenses increased in 2005 due to the increase in gross premiums earned in 2005 compared to 2004. See further discussion under “Claim and Claim Settlement Expenses”.

     Premiums in force may decrease from levels reported at March 31, 2005 for the remainder of the year as we focus on writing profitable business at the right price. We will focus on improving profitability in our markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iii) aggressively managing policy acquisition costs and general and administrative expenses.

     We expect that service fee revenue will increase throughout 2005 as we continue providing services to employers insured through the Minnesota Assigned Risk Plan and as we add new customers.

     In the following pages, we discuss the operating results for the three-month periods ended March 31, 2005 and 2004 for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.

Results of Operations

Total revenues: Our total revenues include premiums earned, investment income, net realized investment gains and service revenue. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended
	March 31,
	2005	2004
Gross premiums earned	$15,730	$14,962
Premiums ceded	(2,750)	(2,320)

Premiums earned	12,980	12,642
Investment income	1,099	882
Net realized investment gains	135	649
Service fee income	595	67

Total revenues	$14,809	$14,240

	March 31,		December 31,
	2005	2004	2004
Premiums in force, by regional office location:
Minnesota	$37,800	$33,600	$37,800
Michigan	14,200	13,500	14,300
Colorado	10,100	12,400	10,600

Total premiums in force	$62,100	$59,500	$62,700

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

     Our premiums in force increased to $62.1 million at March 31, 2005 from $59.5 million at March 31, 2004 but decreased from $62.7 million at December 31, 2004. A significant portion of the increase in premiums in force since March 31, 2004 occurred in our Minnesota region with a modest increase in our Michigan region, offset by a decrease in our Colorado region. In order to continue to improve profitability, we aggressively target policies that do not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration.

     Our gross premiums earned increased to $15.7 million in the first quarter of 2005 from $15.0 million in the first quarter of 2004 due primarily to the increase in premiums in force. Final audit premiums increased gross premiums earned by $111,000 for the three months ending March 31, 2005. In contrast, final audit premiums decreased gross premiums earned by $21,000 for the same period in 2004.

     Renewal premium rates increased 2.2% in the first quarter of 2005 compared to 4.6% in the first quarter of 2004. We file our rates at the high end of the market in each region in which we operate, usually at or near the rates charged by the residual markets in these regions.

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

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We purchased reinsurance for 2005 in our non-Minnesota regions from four reinsurers. The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

		Covers losses per occurrence:
		In excess of:	Limited to:
Minnesota:
2005	WCRA	$380,000	Statutory limit
	Various reinsurers	$200,000	$380,000

2004	WCRA	$360,000	Statutory limit
	Various reinsurers	$200,000	$360,000

2003	WCRA	$360,000	Statutory limit

		Covers losses per occurrence:
		In excess of:	Limited to:
Non-Minnesota:
2005	Various reinsurers	$200,000	$20.0 million
			excluding acts
			of terrorism

2004	Various reinsurers	$200,000	$20.0 million
			excluding acts
			of terrorism

2003	Various reinsurers	$200,000	$20.0 million
			excluding acts
			of terrorism

     Premiums ceded to reinsurers were $2.8 million in the first quarter of 2005 compared to $2.3 million in the first quarter of 2004. As a percent of gross premiums earned, premiums ceded increased to 17.5% for the three months ended March 31, 2005 compared to 15.5% for the same period in 2004. The increase in 2005 reflects a rate increase for excess of loss reinsurance coverage in all regions in 2005. The rates we are charged are lower for Minnesota risks compared to non-Minnesota risks.

Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2005 include the following factors:

•	We expect premium rates to decrease on new and renewal policies as national and regional carriers focus on writing and retaining workers’ compensation insurance. We expect to add new agency relationships in 2005 and terminate some that are not performing well. We expect premiums in force to decrease slightly in 2005 with any growth occurring primarily in our Minnesota and Michigan regions;

•	Our 2005 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of each insurance policy; and

•	Premiums ceded under excess of loss policies will increase as a percent of gross premiums earned in 2005 when compared to the results attained for 2004, but remain consistent with the first three months of 2005 as a percentage of gross premiums earned. We maintained a $200,000 per occurrence retention in all our regions in 2005. The cost of excess of loss reinsurance increased at all retention levels and for all regions in 2005.

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

     Investment income increased to $1.1 million in the first quarter of 2005 from $882,000 in the first quarter of 2004 as our investment portfolio increased to $95.6 million at March 31, 2005 from $87.8 million at March 31, 2004. Our average book investment yield was 3.9% at March 31, 2005 compared to 4.0% at March 31, 2004. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2004 by holding cash received on mortgage-backed security pre-payments and through sales of securities in 2004 expecting that interest rates would rise in 2005. Cash and cash equivalents were $31.5 million at March 31, 2005 compared to $39.4 million at December 31, 2004 and $32.1 million at March 31, 2004. Investment income in the first quarter of 2005 was favorably affected by the increase in short-term interest rates during the last six months. In the first three months of 2005, we invested $12.9 million from maturing securities, pre-payments of mortgage-backed securities and a portion of our cash and cash equivalents into taxable securities. The investment income realized in future periods will be affected by yields attained on new investments.

     In 2005, we sold certain securities within the portfolio to take advantage of favorable interest rates. We realized net investment gains of $135,000 for the three months ended March 31, 2005 compared to $649,000 for the same period in 2004.

Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2005 will be affected by the following:

•	Our investment in tax-exempt municipal bonds will result in reduced investment yields but will favorably affect net income as the rates will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	We expect interest rates to increase during the remainder of 2005; however, the timing of any such rate increase is unknown at this time. We intend to invest our excess cash into higher yielding investments as rates rise;

•	We expect that short-term interest rates on cash and cash equivalents will increase in 2005 as the Federal Reserve Board increases rates;

•	Cash flows for 2005 are expected to be adversely affected by claim payments on claims from 2004 and prior years offset by cash flows from our premiums earned in 2005;

•	Future recognition of realized investment gains or losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we replace securities to manage our portfolio risk and return; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.

Service Revenue: Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Our customers include the Minnesota Workers’ Compensation Assigned Risk Plan (ARP), self-insured employers, other insurance companies, insurance agents and local governmental units. Service revenue grew to $595,000 in the first quarter of 2005 from $67,000 in the same quarter in 2004 and from $350,000 in the fourth quarter 2004 as we continued to grow our service business. At March 31, 2005, we had 38 service revenue customers compared to 23 such customers at December 31, 2004.

Service Revenue Outlook: Service revenue realized for the balance of 2005 will be affected by the following:

•	In March 2004, we were awarded a three-year contract to service 25% of the ARP. We are paid a fee based on a percent of the premium we service and began servicing new ARP business on July 1, 2004 and renewal ARP business on September 1, 2004. We believe the current annual premium for the ARP to be approximately $100 million. We currently expect this contract to produce service revenue totaling approximately $4.0 million during 2005, some of which will be deferred to future periods; and

•	We currently have 37 additional non-insurance customers in Minnesota, California, Michigan and Indiana that will generate approximately $1.4 million of additional annualized service revenue over the term of their contracts. We continue to market our alternative products aggressively inside and outside the regions in which we currently operate. We expect service revenue will increase as new customers become aware of and purchase these services. The ultimate effect of this on service revenue is not known at this time.

Total expenses: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses, and income taxes.

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

     Claim and claim settlement expenses are our largest expense and result in our largest liability. We establish reserves that reflect our estimate of the total claim and claim settlement expenses we will ultimately have to pay under our workers’ compensation insurance policies. These include claims that have been reported but not yet settled and claims that have been incurred but not yet reported to us. For further discussion of reserve determination, see the “Unpaid Claim and Claim Settlement Expenses” section of this Management’s Discussion and Analysis.

     Claim and claim settlement expenses decreased slightly to $9.1 million in the first quarter of 2005 from $9.2 million in the first quarter of 2004. As a percent of gross premiums earned, claim and claim settlement expenses decreased to 57.9% for the first quarter of 2005 from 61.7% for the first quarter of 2004. These changes are due to the following:

•	Claim and claim settlement expenses increased in total due to the overall increase in premiums in force and the related increase in gross premiums earned;

•	We recorded a $500,000 reduction in claim and claim settlement expenses in the first quarter of 2005 compared to a $200,000 reduction for the same period in 2004 reflecting favorable development in our reserve estimate;

•	Continued improvements in our ability to manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2005 as compared to accident year 2004 resulting from inflationary pressures.

Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases (decreases) in premium rates will result in increasing (decreasing) gross premiums earned without a corresponding increase (decrease) in claim and claim settlement expenses, ultimately decreasing (increasing) claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and changes in customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.

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

     The following table summarizes policy acquisition costs (000’s):

	Three months ended
	March 31,
	2005	2004
Commission expense	$1,051	$1,106
Premium tax expense	261	223
Other policy acquisition costs	917	657

Direct policy acquisition costs	2,229	1,986

Ceding commissions on excess of loss reinsurance	(677)	(576)

Total policy acquisition costs	$1,552	$1,410

     Ceding commissions received under excess of loss reinsurance policies totaled $917,000 in the first quarter of 2005 compared to $657,000 for the first quarter of 2004. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs increased to $2.2 million in the first quarter of 2005 from $2.0 million in the first quarter of 2004. As a percent of gross premiums earned, direct policy acquisition costs increased to 14.2% in the first quarter of 2005 from 13.3% in the first quarter of 2004. The first three months of 2005 reflect the following:

•	Gross premiums earned increased in the three months ended March 31, 2005 compared to the same period in 2004 resulting in a corresponding increase in policy acquisition costs;

•	Commission expense decreased to 6.7% of gross premiums earned for the three months ended March 31, 2005 from 7.4% for the same period in 2004. This decrease in commission rates is the result of the focus in 2004 on reducing the commissions we pay. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense was 1.7% of gross premiums earned for the first quarter of 2005 compared to 1.5% for the same period in 2004; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds and the net effect of assigned risk plan activity in the states in which we have operated. Other policy acquisition costs increased to 5.8% of gross premiums earned in the first quarter of 2005 compared to 4.4% in the first quarter of 2004. The increase in other policy acquisition costs in 2005 is the result of net pool disbursements that were paid in the first quarter of 2005, compared to net pool reimbursements that were received in the first quarter of 2004.

Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2005 will be affected by the following:

•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies. We expect new business to grow moderately for the remainder of 2005;

•	Premium tax accrual rates will return to their normal level of 2.0% for the balance of 2005; and

•	Other underwriting expenses will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.

General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses increased to $2.6 million in the first quarter of 2005 from $2.2 million in the first quarter of 2004. As a percent of gross premiums earned, general and administrative expenses increased to 16.4% in the first quarter of 2005 from 14.7% in the first quarter of 2004. General and administrative expenses increased in the first quarter of 2005 due to the following: (i) bonus expense increased to $223,000 in the first quarter of 2005 compared to $100,000 for the same period in 2004; (ii) bad debt expense increased to $77,000 at March 31, 2005 compared to $17,000 for the same period in 2004; and (iii) average headcount increased in the first quarter of 2005 compared to the same period in 2004.

General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:

•	Our contract to manage the Minnesota Workers’ Compensation Assigned Risk Plan business may require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future growth of our service business and to continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2005, if service opportunities warrant opening a new office, we will evaluate opportunities as they present themselves; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.

Income Taxes: We incur federal income taxes on our combined service (RTW) operations and insurance (ACIC) operations. We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition and payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.

     In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We expect our deferred tax assets at March 31, 2005, to be realized as a result of the future income and the reversal of existing taxable temporary differences.

     Income tax expense for the first quarter of 2005 was $515,000, or 32.9% of income before income taxes, compared to $478,000, or 33.9% of income before income taxes, for the same period in 2004. The decreased tax rates in 2005 are primarily the result of the benefit of tax-exempt investment income realized in 2005. Further, the income tax expense percentages for the three months ended March 31, 2005 and 2004 have been affected by: (i) our income from operations; and (ii) changes in taxable net income from our insurance subsidiary (ACIC) which is subject to only federal income taxes.

Income Tax Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2005; (ii) the amount of tax exempt income we earn in 2005; and (iii) the growth of our service fee revenue. The ultimate change is unknown at this time.

Investments

Our portfolio of fixed maturity securities at March 31, 2005 included U.S. government securities (54.9%), mortgage-backed securities (23.5%), municipal securities (19.5%) and asset-backed securities (2.1%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In the first quarter of 2005, we sold certain securities to take advantage of favorable interest rates and realized net investment gains totaling $135,000. In the first quarter of 2004, we sold certain securities to take advantage of favorable interest rates and realized investment gains totaling $649,000. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA or AA at March 31, 2005 and December 31, 2004. We do not invest in derivative securities.

     Operating cash flows consist of the excess or deficit of premiums collected over claim and claim settlement expenses paid reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio increased to $95.6 million at March 31, 2005 from $87.0 million at December 31, 2004 and $87.8 million at March 31, 2004. During 2003 and 2004, interest rates declined, leading to significant mortgage refinancing by consumers, resulting in significant prepayment or early redemption of mortgage-backed securities. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2003 and 2004 by holding cash received on mortgage-backed security pre-payments and through sales of securities, expecting that interest rates would rise in 2005. Cash and cash equivalents were $31.5 million, $39.4 million and $32.1 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. We expect that cash will decrease for the remainder of 2005 as we reinvest into tax-exempt municipal bonds and other fixed-income securities and as we pay claims for 2004 and prior years, years in which we earned higher premiums and incurred a higher number of reported claims.

     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. Prevailing market interest rates increased from levels at March 31, 2004 and December 31, 2004, resulting in a $969,000 net unrealized loss on investments at March 31, 2005 compared to a $1.9 million net unrealized gain at March 31, 2004 and a $572,000 net unrealized gain at December 31, 2004.

Unpaid Claim and Claim Settlement Expenses

At March 31, 2005, the liability for unpaid claim and claim settlement expenses totaled $156.7 million, and our reinsurance recoverables on unpaid claim and claim settlement expenses totaled $77.1 million, resulting in net reserves of $79.5 million. Net reserves at March 31, 2004 were $78.0 million and included the liability for unpaid claim and claim settlement expenses of $156.1 million, net of reinsurance recoverables on unpaid claim and claim settlement expenses of $77.7 million.

     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables, (together, net reserves) at each balance sheet date. Our reserves represent the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred to-date in 2005 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we calculate the difference between: (i) projected ultimate claim and claim settlement expenses as determined using generally accepted actuarial standards; and (ii) case reserves and carry the difference as an IBNR reserve. By using both estimates of reported claims and IBNR claims, we estimate the ultimate net reserves for unpaid claim and claim settlement expenses.

     The amount by which estimated net reserves, measured subsequently by reference to payments and changes in reserve estimates, differ from those originally reported for a period is known as “development.” Development is unfavorable (deficient) when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Development is favorable (redundant) when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Favorable or unfavorable development of loss reserves is reflected in earnings in the period recognized.

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

     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2004 and 2003 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of March 31, 2005. Our reserve estimates are most sensitive to changes in the assumption about inflation for the 2004 and 2003 accident years. Each one percent (1%) increase or decrease in the inflation rate for each of these accident years would increase or decrease our net loss reserve estimates at December 31, 2004 by approximately $380,000. Information about the 2005 accident year is still very immature and any estimate of a one percent (1%) change would be premature.

     Our independent actuary provides management with an opinion annually regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. At December 31, 2004, we established recorded reserves in the upper end of the actuary’s range and we continue to believe that recorded reserves remain in that range at March 31, 2005. The ultimate actual liability may be higher or lower than reserves established.

     Our reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at rates ranging from 3.5% to 8.0% in 2004 and 2003. The discount rates in 2005 are subject to change as market interest rates change. We use the same rates for U.S. generally accepted accounting principles (GAAP) as we do for statutory accounting practices (SAP) in determining our liability. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at March 31, 2005 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.

     Income for the three-month period ended March 31, 2005 included a $500,000 reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2004 and prior accident years. Income for the three-month period ended March 31, 2004 included a $200,000 reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2003 and prior accident years.

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

     Our primary sources of cash from operations are premiums collected, reimbursements under reinsurance contracts and investment income. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. We expect that cash and cash equivalents will decrease from levels reported at December 31, 2004 and March 31, 2005 during the remainder of 2005 as we take advantage of the anticipated increase in interest rates to purchase fixed maturity investments. Available cash is invested in cash and cash equivalents pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash, a money market fund that invests primarily in short-term U.S. Government securities and overnight repurchase agreements secured by U.S. Treasury or U.S. Government Agency securities.

     Cash provided by operating activities for the three months ended March 31, 2005 was $2.1 million. This is primarily a result of net income of $1.0 million, an increase of $1.3 million in reinsurance recoverables, a decrease of $97,000 in unearned premiums, net of premiums receivable and depreciation and amortization expense of $217,000 offset by a increase of $537,000 in unpaid claim and claim settlement expenses which are non-cash accruals for future claims, a decrease of $709,000 in accrued expenses and other liabilities and net realized investment gains totaling $135,000. Net cash used in investing activities was $10.2 million due to $12.9 million in purchases of securities and $101,000 in purchases of furniture and equipment offset by $2.7 million in proceeds from sales of and pre-payments on securities. Net cash from financing activities was $223,000 due to the exercise of stock options.

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

     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. Under Minnesota insurance law regulating the payment of dividends, in any twelve month period, ACIC can pay a dividend to us from its earned surplus (unassigned surplus) not to exceed the greater of 10% of ACIC’s total surplus or ACIC’s prior year’s net income reduced for realized capital gains net of income taxes. At March 31, 2005, ACIC could pay a dividend to RTW of $3.2 million without the approval of the Minnesota Department of Commerce. ACIC has never paid a dividend to RTW, and we intend to retain capital in the insurance subsidiary.

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

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.8 million at March 31, 2005.

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

Regulation

Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At March 31, 2005, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.

Effect of Recent Accounting Pronouncements

     In November 2003, FASB issued Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. EITF Issue 03-1 applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses for a period sufficient for recovery of such losses. In September 2004, FASB approved FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delays the effective date for measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until certain issues are resolved. The delay of the recognition and measurement provisions is expected to be superseded concurrently with the issuance of a FSP, which will provide additional implementation guidance. We will evaluate the effect this guidance will have on our financial statements and will adopt the guidance at the time it is issued. We have previously implemented the disclosure requirements of EITF 03-1.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award i.e., the requisite service period, which is usually equal to the vesting period. In accordance with the transitional guidance given in the statement, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements. In April 2005, the Securities and Exchange Commission delayed the effective date of implementing SFAS No. 123R until fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 123R will have a material effect on our financial statements.

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

Item 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2005, of the Company’s disclosure controls and procedures. The Company’s President Chief Executive Officer, Jeffrey B. Murphy, and Chief Financial Officer, Alfred L. LaTendresse, participated in the evaluation. Based on this evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

(b) Changes in Internal Controls

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

           None

Item 3. DEFAULTS UPON SENIOR SECURITIES

           None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Item 5. OTHER INFORMATION

           None

Item 6. EXHIBITS

(a) Listing of Exhibits

Exhibit 10.1	AMENDMENT TO THE EMPLOYMENT AGREEMENT BETWEEN RTW, INC. AND JEFFREY B. MURPHY.

Exhibit 10.2	SUMMARY OF NON-EMPLOYEE DIRECTOR COMPENSATION

Exhibit 11 -	STATEMENT REGARDING COMPUTATION OF BASIC AND DILUTED NET INCOME PER SHARE

Exhibit 31.1 -	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2 -	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32 -	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: May 12, 2005	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2005	By	/s/ Alfred L. LaTendresse

Alfred L. LaTendresse
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)