Form 10-Q
period 2005-06-30
RTW INC /MN/
filed 2005-08-15
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2005
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
At August 1, 2005, approximately 5,419,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Investments at fair value, amortized cost of $96,825 and $86,382	$96,854	$86,954
Cash and cash equivalents	33,996	39,379
Accrued investment income	830	783
Premiums receivable, less allowance of $200 and $90	3,366	3,792
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	75,717	77,722
On paid claim and claim settlement expenses	493	1,401
Deferred policy acquisition costs	1,019	1,112
Furniture and equipment, net	1,310	1,228
Other assets	8,466	8,136

Total assets	$222,051	$220,507

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$155,311	$156,123
Unearned premiums	9,753	10,497
Accrued expenses and other liabilities	9,085	8,356

Total liabilities	174,149	174,976

Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,412,000 shares at June 30, 2005 and 5,322,000 at December 31, 2004	21,299	21,071
Retained earnings	26,584	24,082
Accumulated other comprehensive income	19	378

Total shareholders’ equity	47,902	45,531

Total liabilities and shareholders’ equity	$222,051	$220,507

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Gross premiums earned	$15,002	$15,376	$30,732	$30,338
Premiums ceded	(2,612)	(2,208)	(5,362)	(4,528)

Premiums earned	12,390	13,168	25,370	25,810
Investment income	1,147	968	2,246	1,850
Net realized investment gains	445	58	580	707
Service revenue	940	73	1,535	140

Total revenues	14,922	14,267	29,731	28,507

Expenses:
Claim and claim settlement expenses	8,518	9,005	17,418	18,235
Policy acquisition costs	1,542	1,959	2,967	3,369
General and administrative expenses	2,856	1,932	5,776	4,124

Total expenses	12,916	12,896	26,161	25,728

Income before income taxes	2,006	1,371	3,570	2,779

Income tax expense	685	428	1,200	906

Net income	$1,321	$943	$2,370	$1,873

Net income per share:
Basic income per share	$0.24	$0.18	$0.44	$0.36

Diluted income per share	$0.23	$0.17	$0.42	$0.34

Weighted average shares outstanding:
Basic shares outstanding	5,397,000	5,236,000	5,372,000	5,182,000

Diluted shares outstanding	5,655,000	5,472,000	5,641,000	5,441,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,370	$1,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(580)	(707)
Depreciation and amortization	428	495
Changes in assets and liabilities:
Reinsurance recoverables	2,913	2,220
Unpaid claim and claim settlement expenses	(812)	(1,209)
Unearned premiums, net of premiums receivable	(318)	1,211
Other, net	629	(3,087)

Net cash provided by operating activities	4,630	796

Cash flows from investing activities:
Proceeds from sales of securities	7,850	18,651
Purchases of securities	(17,909)	(36,485)
Maturities of available for sale investments	—	9,174
Purchases of furniture and equipment	(314)	(61)

Net cash used in investing activities	(10,373)	(8,721)

Cash flows from financing activities:
Stock option exercises	360	305

Net cash provided by financing activities	360	305

Net decrease in cash and cash equivalents	(5,383)	(7,620)

Cash and cash equivalents at beginning of year	39,379	39,650

Cash and cash equivalents at end of period	$33,996	$32,030

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes	$(16)	$1,175

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
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
     We have reclassified certain first quarter amounts within our Consolidated Statements of Income during the six months ended June 30, 2005 to be consistent with the second quarter presentation. Total expenses, net income and income per share amounts were unchanged.
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
     Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under our Employee Stock Purchase Plan based on the fair value method described in SFAS No. 123, our net income and basic and dilutive net income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
As reported	$1,321	$943	$2,370	$1,873
Pro forma	1,277	866	2,268	1,616

Basic net income per share:
As reported	0.24	0.18	0.44	0.36
Pro forma	0.24	0.17	0.42	0.31

Diluted net income per share:
As reported	0.23	0.17	0.42	0.34
Pro forma	0.23	0.16	0.40	0.30

NOTE C — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The change in accumulated other comprehensive income was income of $659,000 in the second quarter of 2005 and a loss of $359,000 for the six months ended June 30, 2005 compared to losses of $2.1 million for the second quarter of 2004 and $1.8 million for the six months ended June 30, 2004. The difference between net income and comprehensive income is the tax-effected change in unrealized gains (losses) during the period on our investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investments”.
NOTE D — INVESTMENT SECURITIES AVAILABLE FOR SALE
The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2005

U.S. government securities	$54,710	$450	$(263)	$54,897
Asset-backed securities	2,010	16	(22)	2,004
Municipal securities	18,753	12	(273)	18,492
Mortgage-backed securities	21,352	148	(39)	21,461

Total investments	$96,825	$626	$(597)	$96,854

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004

U.S. government securities	$41,439	$654	$(133)	$41,960
Asset-backed securities	2,011	11	(19)	2,003
Municipal securities	18,926	42	(180)	18,788
Mortgage-backed securities	24,006	234	(37)	24,203

Total investments	$86,382	$941	$(369)	$86,954

     The gross unrealized loss in all cases is the result of an increase in interest rates and is not the result of deterioration in the credit quality of the issuers. We believe that the unrealized losses on our fixed maturity securities do not represent other than temporary impairments. All issues carry a credit quality of AAA or AA (Standard & Poors). We have the ability and intent to hold all of these securities to recovery, which in certain circumstances may extend to maturity. We consider all relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances we consider include: (i) the length of time the fair value has been below cost; (ii) the financial position and access to capital of the issuer, including the current and future effect of any specific events; and (iii) our ability and intent to hold the security until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.
NOTE E — ACCOUNTING CHANGE
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, i.e., the requisite service period, which is usually equal to the vesting period. In accordance with the transitional guidance given in the statement, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements. In April 2005, the Securities and Exchange Commission delayed the effective date of implementing SFAS No. 123R until fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 123R will have a material effect on our financial statements.

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company: RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC); (ii) self-insured employers on a fee-for-service basis; (iii) state-sponsored assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) to agents and employers on a consulting basis, charging hourly fees through RTW and its AbsentiaSM division. ACIC offers guaranteed-cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. Collectively, “we,” “our” and “us” refer to RTW and ACIC in this document.
     We developed two proprietary systems to manage disability: (i) ID15®, which is designed to quickly identify those injured employees who are likely to become inappropriately dependent on disability system benefits, including workers’ compensation; and (ii) The RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. During 2005 and 2004, we operated primarily in Minnesota, Michigan and Colorado and serviced additional, non-insurance customers in California and Indiana.
     Our approach to managing disability reduces medical expenses and wage-replacement costs (including time away from the job). We: (i) focus our efforts on the 15% of the injured employees that drive 80% of the system costs; (ii) control costs by actively managing all participants in the system, including employers, employees, medical care providers, attorneys and the legal system; and (iii) return injured employees to work as soon as safely possible. On April 14, 2005, A.M. Best Co. (Best) affirmed the financial strength rating of “B+” (Very Good, Secure) of ACIC and revised the outlook from “stable” to “positive”. The rating reflects our improved capitalization and profitability over the last three years. ACIC increased its capital and surplus to $39.8 million at June 30, 2005 and $38.5 million at December 31, 2004 from $33.0 million at December 31, 2003 as a result of profitability in 2005 and 2004. Although we believe that our “B+” rating from A.M. Best may increase the number of employers to which we provide our products, there are some employers that will only do business with insurers rated “A-” or better.
     Additional information about RTW is available on our website, www.rtwi.com.
Challenges, risks, uncertainties and trends:
We derive our revenue almost entirely from workers’ compensation insurance premiums and investment income, including gains and losses from sales of securities. A small, but increasing portion of our revenue is derived from non-insurance disability management services. We are subject to the challenges, risks, uncertainties and trends that affect the workers’ compensation property and casualty insurance and the disability management sectors of our economy including the following:
•	Workers’ compensation is a state regulated industry. Workers’ compensation is governed and regulated by state governmental agencies. We are and will be subject to state regulation in any state in which we provide workers’ compensation products and services, now and in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. Legislation covering insurance companies and the regulations adopted by state agencies are subject to change and any change may adversely affect our operations and profitability;

•	Workers’ compensation claims and related expenses can be volatile. Worker’s compensation is a long-tailed property and casualty insurance line. Claims for a given year are open on average for twelve to thirteen years and it is not unusual for workers’ compensation insurers to have some claims open for thirty or more years. We have operated our insurance company since 1992 and therefore have relatively limited experience (thirteen years), and accordingly, are subject to volatility. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation is subject to inflationary pressures. Worker’s compensation is subject to both medical and wage inflation. The cost of medical care has increased in excess of 10% per annum in recent years. This has resulted in reduced profitability in the workers’ compensation insurance business. New medical procedures could evolve and new legal theories develop that could cause older claims to re-open and increase expense. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation pricing is cyclical. For the first six months of 2005, we were able to increase premium rates on renewing policies 0.5%. This compares to rate increases of 0.9%, 1.4%, 9.0% and 18.5% in 2004, 2003, 2002 and 2001, respectively. These increases came after many years of pricing decreases that unfavorably affected the industry in the late 1990’s. If we are unable to maintain rate increases or decrease our costs, our profit margin will be adversely affected. See further discussion under “Premiums in Force and Gross Premiums Earned”;

•	Reinsurance costs for workers’ compensation have increased. Reinsurance costs increased over the prior year continuing a pattern of cost increases beginning in 2001. These higher costs, if not recovered through increased pricing from our customers, will adversely affect our profit margin. See further discussion under “Premiums Ceded”; and

•	Profitable service revenue growth could be difficult. The national market for disability management services is highly competitive and includes national, regional and local providers of services. We do not have a national presence, limiting our ability to service national accounts. Any infrastructure changes to support growth in our non-insurance revenues could be expensive and diminish our earnings in the short-term.
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
Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Service revenue earned as a percent of premium is recognized over the life of the underlying insurance policy and the related claims in a manner consistent with ACIC’s Premiums Earned revenue recognition policy. Service revenue related to claims management is recognized over the expected duration of the claims management activity. Other service revenue is recognized as performed or over the life of the contract. The excess of billed service revenue over earned amounts is recognized as a liability and included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheets.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Financial Summary
This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with our consolidated financial statements and notes thereto at June 30, 2005 and December 31, 2004 and the three and six-month periods ended June 30, 2005 and 2004.

     The following table provides an overview of our key operating results (amounts in 000’s except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross premiums earned	$15,002	$15,376	$30,732	$30,338
Premiums earned	12,390	13,168	25,370	25,810
Service revenue	940	73	1,535	140
Total revenues	14,922	14,267	29,731	28,507
Claim and claim settlement expenses	8,518	9,005	17,418	18,235
Net income	1,321	943	2,370	1,873
Diluted income per share	$0.23	$0.17	$0.42	$0.34
     We reported net income of $1.3 million in the second quarter of 2005 compared to net income of $943,000 in the second quarter of 2004 and reported net income of $2.4 million for the six months ended June 30, 2005 compared to $1.9 million for the same period in 2004. Diluted net income per share was $0.23 in the second quarter of 2005 compared to $0.17 for the second quarter of 2004 and was $0.42 for the six months ended June 30, 2005 compared to $0.34 for the same period in 2004. The primary factors affecting our 2005 operating results included the following:
•	Our gross premiums earned decreased to $15.0 million in the second quarter of 2005 from $15.4 million in the second quarter of 2004 but increased slightly to $30.7 million for the six months ended June 30, 2005 from $30.3 million for the same period in 2004. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased to $12.4 million in the second quarter of 2005 from $13.2 million in the second quarter of 2004 and decreased to $25.4 million for the six months ended June 30, 2005 from $25.8 million for the same period in 2004 reflecting the decrease in premiums in force from the comparable 2004 period and an increase in premiums ceded as our cost of excess of loss reinsurance increased in 2005;

•	Investment income increased to $1.1 million in the second quarter of 2005 from $968,000 in the second quarter of 2004 and increased to $2.2 million for the six months ended June 30, 2005 from $1.9 million for the same period in 2004, reflecting the increase in the short-term interest rates in 2005 compared to 2004. We recognized $445,000 and $580,000 of net realized investment gains for the three and six month periods ended June 30, 2005, respectively compared to $58,000 and $707,000 for the three and six month periods ended June 30, 2004, respectively;

•	Service revenue from our AbsentiaSM division grew to $940,000 in the second quarter of 2005 from $73,000 in the second quarter 2004 and to $1.5 million for the six months ended June 30, 2005 from $140,000 for the same period in 2004. This growth reflects our focus on growing our service business; and

•	Claim and claim settlement expenses decreased to $8.5 million in the second quarter of 2005 from $9.0 million for the same period in 2004 and to $17.4 million for the six months ended June 30, 2005 compared to $18.2 million for the same period in 2004 despite the slight increase in gross premiums earned. Favorable development for prior accident years reduced claim and claim settlement expenses by $500,000 in the second quarter of 2005 compared to $850,000 for the second quarter of 2004 and by $1.0 million for the six months ended June 30, 2005 compared to $1.1 million for the same period in 2004. See further discussion under “Claim and Claim Settlement Expenses.”
     Premiums in force may decrease from levels reported at June 30, 2005 for the remainder of 2005 as we focus on writing profitable business at the right price. We will focus on increasing profitability in our markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iii) aggressively managing policy acquisition costs. General and administrative expenses will increase as we grow our service revenue.
     We expect that service fee revenue will increase throughout 2005 as we continue providing services to employers insured through the Minnesota Assigned Risk Plan and as we add new customers.
     In the following pages, we discuss the operating results for the three and six-month periods ended June 30, 2005 and 2004 for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.

Results of Operations
Total revenues: Total revenues include premiums earned, investment income, net realized investment gains and service revenue. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross premiums earned	$15,002	$15,376	$30,732	$30,338
Premiums ceded	(2,612)	(2,208)	(5,362)	(4,528)

Premiums earned	12,390	13,168	25,370	25,810
Investment income	1,147	968	2,246	1,850
Net realized investment gains	445	58	580	707
Service revenue	940	73	1,535	140

Total revenues	$14,922	$14,267	$29,731	$28,507

	June 30,		December 31,
	2005	2004	2004
Premiums in force, by regional office location:
Minnesota	$36,100	$36,600	$37,800
Michigan	12,900	13,700	14,300
Colorado	9,500	12,100	10,600

Total premiums in force	$58,500	$62,400	$62,700

Premiums In Force and Gross Premiums Earned: Premiums on workers’ compensation insurance policies are our largest source of revenue. Premiums earned are the gross premiums earned by us on in-force workers’ compensation policies, net of the effects of ceded premiums under reinsurance agreements.
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
     Our premiums in force decreased to $58.5 million at June 30, 2005 from $62.4 million at June 30, 2004 and $62.7 million at December 31, 2004. This decrease in premiums in force since December 31, 2004 has occurred in all our regions. In order to continue to maintain profitability, we aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration.
     Our gross premiums earned decreased to $15.0 million in the second quarter of 2005 from $15.4 million in the second quarter of 2004, but increased slightly to $30.7 million for the six months ended June 30, 2005 from $30.3 million for the same period in 2004 due primarily to the decrease in premiums in force and offset by an increase in our final audit premiums in 2005 compared to 2004. Final audit premiums increased gross premium earned by $110,000 and $221,000 for the three and six-month periods ended June 30, 2005, respectively. Final audit premiums had negligible effect on gross premiums earned for the three and six-month periods ended June 30, 2004.
     Renewal premium rates decreased 1.1% in the second quarter of 2005 but increased 0.5% for the six months ended June 30, 2005 while renewal premium rates increased 1.5% in the second quarter of 2004 and increased 1.3% for the six months ended June 30, 2004. We file our rates at the high end of the market in each region in which we operate, usually at or near the rates charged by the residual markets in these regions.
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

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We purchased reinsurance for 2005 in our other regions from four reinsurers. The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

	Covers losses per occurrence:
	In excess of:	Limited to:
Minnesota:
2005 WCRA	$380,000	Statutory limit
Various reinsurers	$200,000	$380,000

2004 WCRA	$360,000	Statutory limit
Various reinsurers	$200,000	$360,000

2003 WCRA	$360,000	Statutory limit

Other States:
2005 Various reinsurers	$200,000	$20.0 million
		excluding acts
		of terrorism

2004 Various reinsurers	$200,000	$20.0 million
		excluding acts
		of terrorism

2003 Various reinsurers	$200,000	$20.0 million
		excluding acts
		of terrorism
     Premiums ceded to reinsurers were $2.6 million in the second quarter of 2005 compared to $2.2 million in the second quarter of 2004 and were $5.4 million for the six months ended June 30, 2005 compared to $4.5 million for the same period in 2004. As a percent of gross premiums earned, premiums ceded increased to 17.4% for the three months ended June 30, 2005 compared to 14.4% for the same period in 2004 and to 17.4% for the six months ended June 30, 2005 compared to 14.9% for the same period in 2004. The increase in 2005 reflects a rate increase for excess of loss reinsurance coverage in all regions in 2005. The rates we are charged are lower for Minnesota risks compared to other states risks.
Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2005 include the following factors:
•	We expect premium rates to decrease on new and renewal policies as national and regional carriers focus on writing and retaining workers’ compensation insurance. We expect to add new agency relationships in 2005 and terminate some that are not performing well;

•	Our 2005 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	Premiums ceded under excess of loss policies, as a percent of gross premiums earned in 2005, will increase when compared to the results attained for 2004, but remain consistent with the first six months of 2005. We maintained a $200,000 per occurrence retention in all our regions in 2005. The cost of excess of loss reinsurance increased at all retention levels and for all regions in 2005.
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

     Investment income increased to $1.1 million in the second quarter of 2005 from $968,000 in the second quarter of 2004 and increased to $2.2 million for the six months ended June 30, 2005 from $1.9 million for the same period in 2004 as our investment portfolio increased to $96.9 million at June 30, 2005 from $85.5 million at June 30, 2004. Our average book investment yield was 3.8% at June 30, 2005 compared to 4.0% at June 30, 2004. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2004 by holding cash received on mortgage-backed security pre-payments and through sales of securities in 2004 expecting that interest rates would rise in 2005. Cash and cash equivalents were $34.0 million at June 30, 2005 compared to $39.4 million at December 31, 2004 and $32.0 million at June 30, 2004. Investment income in the first six months of 2005 was favorably affected by the increase in short-term interest rates. In the first six months of 2005, we invested $17.9 million from maturing securities, pre-payments of mortgage-backed securities and a portion of our cash and cash equivalents into taxable securities. The investment income realized in future periods will be affected by yields attained on new investments.
     In 2005, we sold certain securities within the portfolio to take advantage of favorable interest rates. We realized net investment gains of $445,000 and $580,000 for the three and six-month periods ended June 30, 2005, respectively, compared to investment gains of $58,000 and $707,000 for the three and six-month periods ended June 30, 2004.
     Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2005 will be affected by the following:
•	Our investment in tax-exempt municipal bonds will result in reduced investment yields and will favorably affect net income as the rates will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	We expect interest rates to increase during the remainder of 2005; however, the timing of any such rate increases is unknown at this time. We intend to invest our excess cash into higher yielding investments as rates increase;

•	We expect that short-term interest rates on cash and cash equivalents will increase in 2005 as the Federal Reserve Board increases rates;

•	Cash flows for 2005 are expected to be affected by claim payments on claims from 2004 and prior years offset by cash flows from our premiums earned in 2005;

•	Future recognition of realized investment gains and losses will depend on sales of our investments, if any, as we replace securities to manage our portfolio risks and returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.
Service Revenue: Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Our customers include the Minnesota Workers’ Compensation Assigned Risk Plan (ARP), self-insured employers, other insurance companies, insurance agents and local governmental units. Service revenue grew to $940,000 in the second quarter of 2005 from $73,000 in the same quarter in 2004 and to $1.5 million in the six months ended June 30, 2005 from $140,000 for the same period in 2004 as we continued to grow our service business.
Service Revenue Outlook: Service revenue realized for the balance of 2005 will be affected by the following:
•	In March, 2004, we were awarded a three-year contract to service 25% of the Minnesota ARP. We are paid a fee based on a percent of the premium we service and began new ARP business on July 1, 2004 and renewal ARP business on September 1, 2004. The total premium in the ARP at July 31, 2005 is approximately $92.0 million, which decreased from $100.7 million at December 31, 2004. At the current size, we expect this contract to produce annual service revenue billings totaling approximately $3.7 million, a portion of which will be deferred and recognized as service revenue in future periods as we manage open claims related to this contract; and

•	We currently have additional non-insurance customers in Minnesota, California, Michigan and Indiana that will generate annualized service billings totaling approximately $1.8 million that will be earned during the duration of their contracts. We continue to market our alternative products aggressively inside and outside the regions in which we currently operate. We expect service revenue will increase as new customers become aware of and purchase these services. The ultimate effect of this on service revenue is not known at this time.
Total expenses: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses and income taxes.
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
     Claim and claim settlement expenses decreased to $8.5 million in the second quarter of 2005 from $9.0 million in the same period in 2004, and to $17.9 million for the six months ended June 30, 2005 from $18.2 million for the same period in 2004. As a percent of gross premiums earned, claim and claim settlement expenses decreased to 56.8% for the second quarter of 2005 from 58.6% for the second quarter of 2004 and to 56.7% for the six months ended June 30, 2005 from 60.1% for the same period in 2004. These changes are due to the following:
•	We recorded a $500,000 reduction in claim and claim settlement expenses in both the first and second quarters of 2005 to reflect favorable claim development for 2004 and prior accident years. The 2004 results included an $850,000 reduction in the second quarter of 2004 and a $200,000 reduction recorded in the first quarter of 2004;

•	Continued improvements in our ability to effectively and efficiently manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2005 as compared to accident year 2004 resulting from general inflationary pressures.
Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:
•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases (decreases) in premium rates will result in increasing (decreasing) gross premiums earned without a corresponding increase (decrease) in claim and claim settlement expenses, ultimately decreasing (increasing) claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.
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

     The following table summarizes policy acquisition costs (000’s):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Commission expense	$985	$1,116	$2,036	$2,222
Premium tax expense	338	236	600	459
Other policy acquisition costs	838	1,178	1,628	1,835

Direct policy acquisition costs	2,161	2,530	4,264	4,516

Ceding commissions on excess of loss reinsurance	(619)	(571)	(1,297)	(1,147)

Total policy acquisition costs	$1,542	$1,959	$2,967	$3,369

     Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $619,000 for the second quarter of 2005 compared to $571,000 for the second quarter of 2004 and $1.3 million for the six months ended June 30, 2005 compared to $1.1 million for the six months ended June 30, 2004. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs decreased to $2.2 million in the second quarter of 2005 from $2.5 million in the second quarter of 2004 and to $4.3 million for the first six months of 2005 from $4.5 million for the same period in 2004. As a percent of gross premiums earned, direct policy acquisition costs decreased to 10.3% in the second quarter of 2005 from 16.5% in the second quarter of 2004 and to 9.7% for the six months ended June 30, 2005 from 14.9% for the same period in 2004. The first six months of 2005 reflects the following:
•	Commission expense decreased to 6.6% of gross premiums earned for the three and six months ended June 30, 2005 from 7.3% for the same periods in 2004. The decreased commission rates are the result of the decrease in our new business in 2005 relative to 2004, on which we pay higher commission rates. We believe the commission rates we pay are marketplace competitive in all of our markets;

•	Premium tax expense increased to 2.3% of gross premiums earned for the second quarter of 2005 from 1.5% in the second quarter of 2004 and to 2.0% for the six months ended June 30, 2005 compared to 1.5% for the same period in 2004. The first quarters of both 2005 and 2004 benefited from the over-accrual of prior year estimated premium tax liabilities;

•	We recorded a $46,000 increase in other policy acquisition costs in the second quarter of 2005 reflecting a reapportionment of 2004 mandatory reinsurance pools expense. We recorded a $478,000 increase in other policy acquisition costs in the second quarter of 2004 reflecting a reapportionment of 2003 mandatory reinsurance pools expense; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds and the net effect of residual market or “pool” activity in the states in which we have operated. Other policy acquisition costs, excluding the mandatory pool reallocation discussed above, increased to 5.3% of gross premiums earned in the second quarter of 2005 compared to 4.6% in the second quarter of 2004 and to 5.0% for the six months ended June 30, 2005 from 4.7% for the same period in 2004.
Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2005 will be affected by the following:
•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies;

•	Premium tax accrual rates will be at their normal level of 2.2% for the balance of 2005; and

•	Other underwriting expenses will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.
General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs.

     General and administrative expenses increased to $2.9 million in the second quarter of 2005 from $1.9 million in the second quarter of 2004 and to $5.8 million for the six months ended June 30, 2005 from $4.1 million for the same period in 2004. As a percent of gross premiums earned, general and administrative expenses increased to 19.0% in the second quarter of 2005 from 12.6% in the second quarter of 2004 and to 18.8% for the six months ended June 30, 2005 from 13.6% for the same period in 2004. General and administrative expenses increased in the first half of 2005 due to the following: (i) bonus expense increased to $305,000 through the first six months of 2005 compared to $250,000 for the same period in 2004; (ii) bad debt expense increased to $197,000 for the six months ending June 30, 2005 compared to a $73,000 benefit for the same period in 2004; and (iii) average headcount increased in the first half of 2005 compared to the same period in 2004.
General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:
•	Our contract to manage the ARP business and growth in our service revenue will require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future growth of our service business and to continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2005, if service opportunities warrant opening a new office, we will evaluate opportunities as they present themselves; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.
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
     In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We expect our deferred tax assets at June 30, 2005, to be realized as a result of the future income and the reversal of existing taxable temporary differences.
     Income tax expense for the second quarter of 2005 was $685,000, or 34.1% of income before income taxes, compared to $428,000, or 31.2% of income before income taxes, for the same period in 2004. Income tax expense for the six months ended June 30, 2005 was $1.2 million, or 33.6% of income before income taxes, compared to $906,000, or 32.6% of income before income taxes for the same period in 2004. The income tax expense percentages in the three and six-months ended June 30, 2005 and 2004 have been affected by: (i) our income from operations; (ii) changes in taxable net income from our insurance subsidiary (ACIC) which is subject to only federal income taxes; and (iii) the amount of municipal bond income that we have earned.
Income Tax Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2005; (ii) the amount of tax exempt income we earn in 2005; and (iii) the growth of our service revenue. The ultimate change is unknown at this time.
Investments
Our portfolio of fixed maturity securities at June 30, 2005 included U.S. government securities (56.6%), mortgage-backed securities (22.2%), municipal securities (19.1%) and asset-backed securities (2.1%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In 2005, we sold securities within the portfolio to take advantage of favorable interest rates and realized net investment gains of $445,000 and $580,000 for the three and six months ended June 30, 2005, respectively. In 2004, we sold securities within the portfolio to take advantage of favorable interest rates and realized net investment gains of $58,000 and $707,000 for the three and six months ended June 30, 2004, respectively. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA or AA at June 30, 2005 and December 31, 2004. We do not invest in derivative securities.

     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio increased to $96.9 million at June 30, 2005 from $87.0 million at December 31, 2004. During 2003 and 2004, interest rates declined, leading to a significant mortgage refinancing by consumers, resulting in significant pre-payment or early redemption of our mortgage-backed securities. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2004 by holding cash received on mortgage-backed security pre-payments and through sales of securities, expecting that interest rates would rise in 2005. Cash and cash equivalents were $34.0 million, $39.4 million and $32.0 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. We expect that cash will decrease for the remainder of 2005 as we invest in tax-exempt municipal bonds and other fixed-income securities and as we pay claims for 2004 and prior years, years in which we earned higher premiums and incurred a higher number of reported claims.
     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. At June 30, 2005 we had a $29,000 net unrealized gain on investments compared to a $572,000 net unrealized gain at December 31, 2004 and a $1.3 million net unrealized loss at June 30, 2004.
Unpaid Claim and Claim Settlement Expenses
At June 30, 2005, the liability for unpaid claim and claim settlement expenses totaled $155.3 million, and our reinsurance recoverables on unpaid claim and claim settlement expenses totaled $75.7 million, resulting in net reserves totaling $79.6 million. Net reserves at December 31, 2004 totaled $78.4 million and included the liability for unpaid claim and claim settlement expenses totaling $156.1 million, net of reinsurance recoverables on unpaid claim and claim settlement expenses of $77.7 million.
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
     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2004 and 2003 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of June 30, 2005. Each one percent (1%) increase or decrease in the inflation rate for 2004 and 2003 accident years would increase or decrease our net loss reserve estimates at December 31, 2004 by approximately $380,000. Information about the 2005 accident year is still very immature and any estimate of the effect of a one percent (1%) change would be premature.
     Our independent actuary provides management with an opinion annually regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. At December 31, 2004, we established recorded reserves in the upper end of the actuary’s range and we continue to believe that recorded reserves remain in that range at June 30, 2005. The ultimate actual liability may be higher or lower than reserves established.
     Our reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at rates ranging from 3.5% to 8.0% in 2004 and 2003. The discount rates in 2005 are subject to adjustment as market interest rates change. We use the same rates for U.S. generally accepted accounting principles (GAAP) as we do for Statutory Accounting Practices (SAP) in determining our liability. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.
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
     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at June 30, 2005 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.
     Income for the three and six months ended June 30, 2005 included a $500,000 and $1.0 million, respectively, reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2004 and prior accident years. Income for the three and six months ended June 30, 2004 included an $850,000 and $1.1 million, respectively, reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2003 and prior accident years.
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

(iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. We expect that cash and cash equivalents will decrease from levels reported at December 31, 2004 and June 30, 2005 during the remainder of 2005 as we take advantage of the anticipated increase in interest rates to purchase fixed maturity investments. Available cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash, a money market fund that invests primarily in short-term U.S. Government securities and overnight repurchase agreements secured by U.S. Treasury or U.S. Government Agency securities.
     Cash provided by operating activities for the six months ended June 30, 2005 was $4.6 million. Cash was provided by operating activities from net income of $2.4 million, a decrease in reinsurance recoverables and receivables of $2.9 million, an increase in accrued expenses and other liabilities of $729,000 and depreciation and amortization of $428,000. These were offset by cash used in operating activities from an increase in other assets of $100,000, a decrease in claim and claim settlement expenses of $812,000 and a decrease in unearned premiums, net of premiums receivable of $318,000. Net cash used in investing activities was $10.4 million due to $17.9 million in purchases of securities and $314,000 in purchases of furniture and equipment offset by $7.9 million in proceeds from sales of and pre-payments on securities. Net cash from financing activities was $360,000 due to the exercise of stock options.
     Our need for additional capital is primarily the result of regulations that require certain ratios of regulatory or statutory capital to premiums written in our insurance subsidiary as defined by state regulatory bodies and insurance rating agencies. Raising additional permanent capital, while difficult in the current environment in which we operate, would further reduce our ratio of premium to capital and provide a more solid base for the future growth of our insurance subsidiary. As an alternative to raising additional permanent capital, we could inter into reinsurance contracts on an interim basis. This would have the effect of reducing the ratio of premiums to capital and surplus in ACIC to satisfy state regulatory requirements.
     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. Under Minnesota insurance law regulating the payment of dividends, in any twelve month period, ACIC can pay a dividend to us from its earned surplus (unassigned surplus) not to exceed the greater of 10% of ACIC’s total surplus or ACIC’s prior years net income reduced for realized capital gains net of income taxes. At June 30, 2005, ACIC could pay a dividend to RTW of $3.9 million without the approval of the Minnesota Department of Commerce. ACIC has never paid a dividend to RTW, and we intend to retain capital in the insurance subsidiary.
     Investments held as statutory deposits and pledged as collateral do not currently have an adverse effect on our liquidity because the amount currently pledged is small compared to our overall investments and cash and cash equivalent position. We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations and capital expenditures for the next twelve months.
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
     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.3 million at June 30, 2005.
     The effect of interest rate risk on potential near-term fair value was determined based on commonly used models. The models project the impact of interest rate changes on factors such as duration, pre-payments, put options and call options. Fair value was determined based on the net present value of cash flows or duration estimates, using a representative set of likely future interest rate scenarios.

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
Regulation
Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At June 30, 2005, our insurance subsidiary was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma.
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

Data Management
We use several proprietary systems developed by us in our operations. These systems include:

Initial
Release	System Description	Business Use
1995	Policy management system	Process insurance applications; issue and endorse policies

1996	Case and claims management and medical fee adjudicating systems	Manage claims, audit medical fees, pay claims, provide reports to policyholders and analyze claims data

1999	Client account management system	Billing, cash receipts, collections and agency commission systems
     We continue to maintain and upgrade these systems. We also utilize third-party software to maintain financial information, prepare accounting reports and financial statements and pay vendors. On May 1, 2005, we implemented a new third-party general ledger system. We contract with a third-party provider of payroll services for payroll, benefits and human resource software services. We utilize other licensed software from national vendors to maintain our financial records, file statutory statements with insurance regulators and perform other general business.
Forward Looking Statements
Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) our ability to retain renewing policies and write new business with a B+ (Very Good, Secure) rating from A.M. Best; (ii) our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services; (iii) our ability to continue to maintain or increase pricing on insured products in the markets in which we remain or alternatively non-renew or turn away improperly priced business; (iv) the ability of our reinsurers to honor their obligations to us; (v) our ability to accurately predict claim development; (vi) our ability to provide our proprietary products and services to customers successfully; (vii) our ability to manage both our existing claims and new claims in an effective manner; (viii) our experience with claims frequency and severity; (ix) medical inflation; (x) competition and the regulatory environment in which we operate; (xi) general economic and business conditions; (xii) our ability to obtain and retain reinsurance at a reasonable cost; (xiii) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xiv) interest rate changes; and (xv) other factors as noted in our other filings with the Securities Exchange Commission. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may affect our future performance.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information with respect to Disclosures about Market Risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” under Item 2 of this Report on Form 10-Q and is incorporated herein by reference.
Item 4: CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company’s President and Chief Executive Officer, Jeffrey B. Murphy, and Chief Financial Officer, Alfred L. LaTendresse, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On April 12, 2005, RTW, Inc. commenced a Declaratory Judgment action in the United States District Court for the District of Minnesota against Carolina Casualty Insurance Company. In the lawsuit, RTW is seeking a Court determination that RTW is not liable for any part of a $1.9 million judgment entered against an insured of Carolina Casualty in District Court in Utah.
     On December 12, 2002, a Colorado employee of a Colorado health care company insured by RTW’s subsidiary, American Compensation Insurance Company (“ACIC”), was injured in an automobile accident in Utah. The injured health care employee brought a separate underlying suit against Carolina Casualty’s insured trucking company for damages suffered as a result of the automobile accident.
     While the underlying suit was pending, plaintiff’s workers’ compensation claim in the amount of $163,586.15 was fully administered and paid by RTW. RTW sought indemnification from Carolina Casualty under subrogation rights. In August 2004, Carolina Casualty’s insured trucking company admitted liability for the accident and proceeded to trial on the issue of damages only. In December 2004, Carolina Casualty agreed to pay and did pay RTW the full amount of its subrogation claim. On January 14, 2005, after a jury trial on damages, the U.S. District Court in Utah entered a judgment of $1.9 million against Carolina Casualty’s insured trucking company, which was equal to the total injured employee’s damages, less the $163,586.15 paid by RTW.
     In preparing the December 2004 settlement agreement for the workers’ compensation subrogation claim, counsel for Carolina Casualty and its insured inserted a provision that allegedly would require full indemnification by RTW of any amounts that Carolina Casualty’s insured would be required to pay the injured employee as a result of the liability of Carolina’s insured trucking company. After the judgment was entered, the attorney for Carolina Casualty’s insured demanded that RTW indemnify the insured for the $1.9 million it owed to the attorney for the injured employee.
     After receiving the attorney’s request for indemnification, RTW commenced the Declaratory Judgment suit described above. A similar Utah declaratory action initiated by Carolina Casualty and its insured is being dismissed and the claims will now proceed solely in United States District Court for the District of Minnesota. Carolina Casualty is making a counterclaim against RTW alleging that RTW owes it $1.9 million.
     RTW believes that it has good and meritorious defenses to the indemnification claims of Carolina Casualty, including the following: (i) there was no consideration for the inserted indemnification clause; (ii) RTW had no responsibility for non-workers’ compensation liability; (iii) the indemnification clause was never discussed by the parties; and (iv) indemnification by a workers’ compensation company for the admitted sole tort liability of the insured of another insurance company is against public policy as a matter of law.
     The lawsuit is currently in the initial discovery stage.
     There were no other legal proceedings outside of the normal course of business.
Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     None
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company held its Annual Meeting of Shareholders on June 15, 2005.

(b)	The Company solicited proxies from its shareholders to vote on the following items:
•	To elect two (2) directors to serve until the 2008 Annual Meeting of Shareholders;

•	To ratify the appointment of Ernst & Young LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2005;

•	To amend the RTW, Inc. 1995 Employee Stock Purchase Plan to increase by 50,000 the number of shares authorized under the plan;

•	To approve the RTW, Inc. 2005 Stock Plan.
(c)	A total of 5,058,385 votes were cast in person or by proxy at the annual meeting and the vote counts were as follows:

	Director					Broker
Proposal	until	For	Against	Withhold	Abstain	Non-votes
Election of Directors
William J. Deters	2008	4,683,895		374,490
John W. Prosser	2008	4,155,954		902,431

Ratification of independent registered public accountants		5,044,607	4,308		9,470	0

Amend 1995 Employee Stock Purchase Plan		2,672,734	166,893		79,330	2,139,428

Approve 2005 Stock Plan		2,210,479	623,248		85,230	2,139,428
Accordingly, William J. Deters and John W. Prosser were elected directors of the Company with terms expiring in 2008, Ernst & Young LLP was ratified as independent registered public accountants for the Company for the fiscal year ending December 31, 2005, the RTW, Inc. 1995 Employee Stock Purchase Plan amendment was approved and the RTW, Inc. 2005 Stock Plan was approved. In addition to the election of Mr. Deters and Mr. John Prosser, John O. Goodwyne and David C. Prosser continue as directors of the Company until 2006 and Jeffrey B. Murphy, Gregory D. Koschinska and Vina L. Marquart continue as directors of the Company until 2007.
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

RTW, Inc.

Dated: August 12, 2005	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2005	By	/s/ Alfred L. LaTendresse

Alfred L. LaTendresse
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)