Form 10-Q
period 2005-09-30
RTW INC /MN/
filed 2005-11-14
CIK 915781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)
Yes ☐ No ☑
At November 1, 2005, approximately 5,430,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	4

Consolidated Statements of Income	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Investments at fair value, amortized cost of $106,892 and $86,382	$105,627	$86,954
Cash and cash equivalents	23,559	39,379
Accrued investment income	867	783
Premiums receivable, less allowance of $205 and $90	3,396	3,792
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	75,062	77,722
On paid claim and claim settlement expenses	974	1,401
Deferred policy acquisition costs	938	1,112
Furniture and equipment, net	1,405	1,228
Other assets	9,387	8,136

Total assets	$221,215	$220,507

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$155,103	$156,123
Unearned premiums	9,674	10,497
Accrued expenses and other liabilities	7,804	8,356

Total liabilities	172,581	174,976

Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,423,000 shares at September 30, 2005 and 5,322,000 at December 31, 2004	21,342	21,071
Retained earnings	28,127	24,082
Accumulated other comprehensive (loss) income	(835)	378

Total shareholders’ equity	48,634	45,531

Total liabilities and shareholders’ equity	$221,215	$220,507

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
 (Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Gross premiums earned	$15,261	$16,676	$45,993	$47,014
Premiums ceded	(2,609)	(2,515)	(7,971)	(7,043)

Premiums earned	12,652	14,161	38,022	39,971
Investment income	1,250	970	3,496	2,820
Net realized investment gains (losses)	—	(2)	580	705
Service revenue	1,366	143	2,901	283

Total revenues	15,268	15,272	44,999	43,779

Expenses:
Claim and claim settlement expenses	8,563	10,061	25,981	28,296
Policy acquisition costs	1,288	1,531	4,255	4,900
General and administrative expenses	3,136	2,226	8,912	6,350

Total expenses	12,987	13,818	39,148	39,546

Income before income taxes	2,281	1,454	5,851	4,233

Income tax expense	760	361	1,960	1,267

Net income	$1,521	$1,093	$3,891	$2,966

Net income per share:
Basic income per share	$0.28	$0.21	$0.72	$0.57

Diluted income per share	$0.27	$0.20	$0.69	$0.54

Weighted average shares outstanding:
Basic shares outstanding	5,419,000	5,266,000	5,388,000	5,210,000

Diluted shares outstanding	5,673,000	5,486,000	5,652,000	5,456,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,891	$2,966
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(580)	(705)
Depreciation and amortization	610	727
Changes in assets and liabilities:
Reinsurance recoverables	3,087	5,081
Unpaid claim and claim settlement expenses	(1,020)	(2,638)
Unearned premiums, net of premiums receivable	(427)	1,472
Other, net	(1,090)	(2,253)

Net cash provided by operating activities	4,471	4,650
Cash flows from investing activities:
Proceeds from sales of securities	10,127	20,358
Purchases of securities	(32,815)	(36,485)
Maturities of available for sale investments	2,500	11,324
Purchases of furniture and equipment	(529)	(315)

Net cash used in investing activities	(20,717)	(5,118)
Cash flows from financing activities:
Stock option exercises	426	350

Net cash provided by financing activities	426	350

Net decrease in cash and cash equivalents	(15,820)	(118)

Cash and cash equivalents at beginning of year	39,379	39,650

Cash and cash equivalents at end of period	$23,559	$39,532

U Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,034	$758

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
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
NOTE B – STOCK OPTIONS AND STOCK-BASED BENEFIT PLANS
We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123”. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model.
     Had we calculated compensation expense for our option grants under the 1994 Stock Plan and stock issuances under our Employee Stock Purchase Plan based on the fair value method described in SFAS No. 123, our net income and basic and dilutive net income per share would approximate the following pro forma amounts (in 000’s, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income:
As reported	$1,521	$1,093	$3,891	$2,966
Pro forma	1,476	1,015	3,744	2,631

Basic net income per share:
As reported	0.28	0.21	0.72	0.57
Pro forma	0.27	0.19	0.69	0.50

Diluted net income per share:
As reported	0.27	0.20	0.69	0.54
Pro forma	0.26	0.19	0.66	0.48

NOTE C –COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments. All components of comprehensive income (loss) are recorded net of related income taxes. Comprehensive income consists of the following (in 000’s):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$1,521	$1,093	$3,891	$2,966
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(854)	1,236	(1,213)	(565)

Comprehensive income (loss)	$667	$2,239	$2,678	$2,401

NOTE D – INVESTMENT SECURITIES AVAILABLE FOR SALE
The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2005
U.S. government securities	$54,115	$128	$(749)	$53,494
Asset-backed securities	2,009	—	(46)	1,963
Municipal securities	18,706	—	(403)	18,303
Commercial paper	8,935	—	—	8,935
Mortgage-backed securities	23,127	76	(271)	22,932

Total investments	$106,892	$204	$(1,469)	$105,627

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004
U.S. government securities	$41,439	$654	$(133)	$41,960
Asset-backed securities	2,011	11	(19)	2,003
Municipal securities	18,926	42	(180)	18,788
Mortgage-backed securities	24,006	234	(37)	24,203

Total investments	$86,382	$941	$(369)	$86,954

     The gross unrealized loss in all cases is the result of an increase in interest rates and is not the result of deterioration in the credit quality of the issuers. We believe that the unrealized losses on our fixed maturity securities do not represent other than temporary impairments. All long-term issues carry a credit quality of AAA, AA or A1+ (Standard & Poors). We have the ability and intent to hold all of these securities to recovery, which in certain circumstances may extend to maturity. We consider all relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances we consider include: (i) the length of time the fair value has been below cost; (ii) the financial position and access to capital of the issuer, including the current and future effect of any specific events; and (iii) our ability and intent to hold the security until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.
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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company: RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC), and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC); (ii) self-insured employers on a fee-for-service basis; (iii) state-sponsored assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) to agents and employers on a consulting basis, charging hourly fees through RTW and its AbsentiaSM division. ACIC offers guaranteed-cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. BCIC, which received its Minnesota license on September 8, 2005, offers guaranteed-cost workers’ compensation insurance to selected employers only in Minnesota. Collectively, “we,” “our” and “us” refer to RTW, ACIC and BCIC in this document.
We developed two proprietary systems to manage disability: (i) ID15®, which is designed to quickly identify those injured employees who are likely to become inappropriately dependent on disability system benefits, including workers’ compensation; and (ii) the RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. We have operated historically primarily in Minnesota, Michigan and Colorado and in 2004 and 2005 added non-insurance business in California, Florida, New England, Ohio, Iowa and Indiana.
Our approach to managing disability reduces medical expenses and wage-replacement costs, including time away from the job. We: (i) focus our efforts on the 15% of injured employees that drive 80% of the system costs; (ii) control costs by actively managing all participants in the system, including employers, employees, medical care providers, attorneys and the legal system; and (iii) return injured employees to work as soon as safely possible. On April 14, 2005, A.M. Best Co. (Best) affirmed the financial strength rating of “B+” (Very Good, Secure) of ACIC and revised the outlook from “stable” to “positive”. The rating reflects our improved capitalization and profitability over the last three years. ACIC increased its statutory capital and surplus to $40.6 million at September 30, 2005 and $38.5 million at December 31, 2004 from $33.0 million at December 31, 2003 as a result of profitability in 2005 and 2004. Our “B+” rating from A.M. Best may create a barrier in certain circumstances for us as there are some employers that will only do business with insurers rated “A-” or better.
     Additional information about RTW is available on our website, www.rtwi.com.
Challenges, risks, uncertainties and trends:
We derive our revenue largely from workers’ compensation insurance premiums and investment income, including gains and losses from sales of securities. A small, but increasing portion of our revenue is derived from service revenue for non-insurance services. We are subject to the challenges, risks, uncertainties and trends that affect the workers’ compensation property and casualty insurance and the disability management sectors of our economy including the following:
•	Workers’ compensation is a state regulated industry. Workers’ compensation is governed and regulated by state governmental agencies. We are and will be subject to state regulation in any state in which we provide workers’ compensation products and services, now and in the future. State regulatory agencies have broad administrative power with respect to all aspects of our insurance business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. Legislation covering insurance companies and the regulations adopted by state agencies are subject to change and any change may adversely affect our operations and profitability;

•	Workers’ compensation claims and related expenses can be volatile. Worker’s compensation is a long-tailed property and casualty insurance line. Claims for a given year are open on average for twelve to thirteen years and it is not unusual for workers’ compensation insurers to have some claims open for thirty or more years. We have operated our insurance company since 1992 and therefore have relatively limited experience (thirteen years), and accordingly, are subject to volatility. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation is subject to inflationary pressures. Worker’s compensation is subject to both medical and wage inflation. The cost of medical care has increased in excess of 10% per annum in recent years. This has resulted in reduced profitability in the workers’ compensation insurance business. New medical procedures could evolve and new legal theories develop that could cause older claims to re-open and increase expense. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation pricing is cyclical. For the first nine months of 2005, premium rates decreased on our renewing policies by 2.2%. This compares to rate increases of 0.9%, 1.4%, 9.0% and 18.5% in 2004, 2003, 2002 and 2001, respectively. The increases in years 2001 through 2004 came after many years of pricing decreases that unfavorably affected the industry in the late 1990’s. If we are unable to maintain rate, write business at the right price or decrease our costs, our profit margin will be adversely affected. See further discussion under “Premiums in Force and Gross Premiums Earned”;

•	Reinsurance costs for workers’ compensation have increased. Reinsurance costs increased over the prior year continuing a pattern of cost increases beginning in 2001. These higher costs, if not recovered through increased pricing from our customers, will adversely affect our profit margin. See further discussion under “Premiums Ceded”; and

•	Profitable service revenue growth could be difficult. The national market for disability management services is highly competitive and includes national, regional and local providers of services. We do not have a national presence, limiting our ability to service national accounts. Any infrastructure changes to support growth in our non-insurance revenues could be expensive and diminish our earnings in the short-term.
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
     Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Service revenue earned as a percent of premium is recognized over the life of the underlying insurance policy. All other service revenue is recognized for the term of the contract. The excess of billed service revenue over earned amounts is recognized as a liability and included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheets.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Financial Summary
This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. and its subsidiaries. This review should be read in conjunction with our consolidated financial statements and notes thereto at September 30, 2005 and December 31, 2004 and the three and nine-month periods ended September 30, 2005 and 2004.

     The following table provides an overview of our key operating results (amounts in 000’s, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross premiums earned	$15,261	$16,676	$45,993	$47,014
Premiums earned	12,652	14,161	38,022	39,971
Service revenue	1,366	143	2,901	283
Total revenues	15,268	15,272	44,999	43,779
Claim and claim settlement expenses	8,563	10,061	25,981	28,296
Net income	1,521	1,093	3,891	2,966
Diluted income per share	$0.27	$0.20	$0.69	$0.54
     We reported net income of $1.5 million in the third quarter of 2005 compared to net income of $1.1 million in the third quarter of 2004 and reported net income of $3.9 million for the nine months ended September 30, 2005 compared to $3.0 million for the same period in 2004. Diluted net income per share was $0.27 in the third quarter of 2005 compared to $0.20 for the third quarter of 2004 and was $0.69 for the nine months ended September 30, 2005 compared to $0.54 for the same period in 2004. The primary factors affecting our 2005 operating results included the following:
•	Our gross premiums earned decreased to $15.3 million in the third quarter of 2005 from $16.7 million in the third quarter of 2004 and decreased to $46.0 million for the nine months ended September 30, 2005 from $47.0 million for the same period in 2004. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased to $12.7 million in the third quarter of 2005 from $14.2 million in the third quarter of 2004 and decreased to $38.0 million for the nine months ended September 30, 2005 from $40.0 million for the same period in 2004 reflecting the decrease in premiums in force from the comparable 2004 period and an increase in premiums ceded as our cost of excess of loss reinsurance increased in 2005;

•	Investment income increased to $1.3 million in the third quarter of 2005 from $970,000 in the third quarter of 2004 and increased to $3.5 million for the nine months ended September 30, 2005 from $2.8 million for the same period in 2004, reflecting the effect of the increase in the short-term interest rates in 2005 compared to 2004 on our cash position. We had no net realized investment gains for the third quarter of 2005 and $580,000 of net realized investment gains for the nine months ended September 30, 2005, compared to net realized investment losses of $2,000 and net realized investment gains of $705,000 for the three and nine month periods ended September 30, 2004, respectively;

•	Service revenue from our AbsentiaSM division grew to $1.4 million in the third quarter of 2005 from $143,000 in the third quarter 2004 and to $2.9 million for the nine months ended September 30, 2005 from $283,000 for the same period in 2004. This growth reflects our continued focus on growing our service business; and

•	Claim and claim settlement expenses decreased to $8.6 million in the third quarter of 2005 from $10.1 million for the same period in 2004 and to $26.0 million for the nine months ended September 30, 2005 compared to $28.3 million for the same period in 2004. Favorable development for prior accident years reduced claim and claim settlement expenses by $500,000 in the third quarter of 2005 compared to $300,000 for the third quarter of 2004 and by $1.5 million for the nine months ended September 30, 2005 compared to $1.4 million for the same period in 2004. Claim and claim settlement expenses also decreased as we decreased our gross premiums earned. See further discussion under “Claim and Claim Settlement Expenses.”
     Premiums in force may decrease from levels reported at September 30, 2005 for the remainder of 2005 as we focus on maintaining adequate premium prices. We will focus on maintaining profitability in our markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iii) aggressively managing policy acquisition costs.
     We expect that service fee revenue will increase for the remainder of 2005 as we continue to provide services to employers insured through the Minnesota Assigned Risk Plan and add new customers. General and administrative expenses will increase as we grow our service revenue.

     In the following pages, we discuss the operating results for the three and nine-month periods ended September 30, 2005 and 2004 for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.
Results of Operations
Total revenues: Total revenues include premiums earned, investment income, net realized investment gains (losses) and service revenue. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross premiums earned	$15,261	$16,676	$45,993	$47,014
Premiums ceded	(2,609)	(2,515)	(7,971)	(7,043)

Premiums earned	12,652	14,161	38,022	39,971
Investment income	1,250	970	3,496	2,820
Net realized investment gains (losses)	—	(2)	580	705
Service revenue	1,366	143	2,901	283

Total revenues	$15,268	$15,272	$44,999	$43,779

	September 30,		December 31,
	2005	2004	2004
Premiums in force, by regional office location:
Minnesota	$35,000	$37,900	$37,800
Michigan	12,200	13,900	14,300
Colorado	8,300	11,000	10,600

Total premiums in force	$55,500	$62,800	$62,700

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
     Our premiums in force decreased to $55.5 million at September 30, 2005 from $62.8 million at September 30, 2004 and $62.7 million at December 31, 2004. This decrease in premiums in force since December 31, 2004 has occurred in all our regions. In order to continue to maintain profitability, we aggressively targeted policies that did not meet our underwriting profit margin standards for non-renewal or re-underwriting at increased rates at policy expiration. Further, we are seeing significant competition in our markets for new business and continue to focus on maintaining adequate premium prices.
     Our gross premiums earned decreased to $15.3 million in the third quarter of 2005 from $16.7 million in the third quarter of 2004, and decreased to $46.0 million for the nine months ended September 30, 2005 from $47.0 million for the same period in 2004 due primarily to the decrease in premiums in force, offset by an increase in our final audit premiums in 2005 compared to 2004. Final audit premiums increased gross premium earned by $815,000 and $1.0 million for the three and nine-month periods ended September 30, 2005, respectively, compared to $643,000 and $646,000 for the same periods in 2004, respectively.
     Renewal premium rates decreased 6.3% in the third quarter of 2005 and decreased 2.2% for the nine months ended September 30, 2005 while renewal premium rates increased 2.8% in the third quarter of 2004 and increased

1.8% for the nine months ended September 30, 2004. We file ACIC’s rates at the high end of the range in each market in which we operate, usually at or near the rates charged by the residual markets in these regions.
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
     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We purchased reinsurance for 2005 in our other regions from four reinsurers. The following table summarizes our reinsurance coverage for 2005, 2004 and 2003 (all losses ceded on a per occurrence basis):

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
     Premiums ceded to reinsurers were $2.6 million in the third quarter of 2005 compared to $2.5 million in the third quarter of 2004 and were $8.0 million for the nine months ended September 30, 2005 compared to $7.0 million for the same period in 2004. As a percent of gross premiums earned, premiums ceded increased to 17.1% for the three months ended September 30, 2005 compared to 15.1% for the same period in 2004 and to 17.3% for the nine months ended September 30, 2005 compared to 15.0% for the same period in 2004. The increase in 2005 reflects a rate increase for excess of loss reinsurance coverage in all regions in 2005. The rates we are charged are lower for Minnesota risks compared to our other states risks.
Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2005 include the following factors:
•	We expect premium rates to decrease on new and renewing policies as national and regional carriers focus on writing and retaining workers’ compensation insurance;

•	Our 2005 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	Premiums ceded under excess of loss policies, as a percent of gross premiums earned in 2005, will increase when compared to the results attained for 2004, but remain consistent with the first nine months of 2005. We maintained a $200,000 per occurrence retention in all our regions in 2005. The cost of excess of loss reinsurance increased at all retention levels and for all regions in 2005.

Investment Income and Net Realized Investment Gains (Losses): Investment income includes earnings from our investment portfolio and our net realized investment gains (losses), which include gains (losses) from sales of securities, and are displayed separately on our accompanying Consolidated Statements of Income.
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
     Investment income increased to $1.3 million in the third quarter of 2005 from $970,000 in the third quarter of 2004 and increased to $3.5 million for the nine months ended September 30, 2005 from $2.8 million for the same period in 2004 as our investment portfolio increased to $105.6 million at September 30, 2005 from $83.4 million at September 30, 2004. Our average book investment yield was 3.9% at September 30, 2005 compared to 4.0% at September 30, 2004. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2004 by holding cash received from mortgage-backed security pre-payments and sales of securities in 2004 expecting that interest rates would rise in 2005. During 2005, we began to invest a portion of our cash and cash equivalents into longer maturing, fixed-rate securities. Cash and cash equivalents were $23.6 million at September 30, 2005 compared to $39.4 million at December 31, 2004 and $39.5 million at September 30, 2004. Investment income in the first nine months of 2005 was favorably affected by the increase in short-term interest rates. In the first nine months of 2005, we invested $32.8 million from maturing securities, pre-payments of mortgage-backed securities, proceeds from the sale of securities and a portion of our cash and cash equivalents into taxable securities. The investment income realized in future periods will be affected by yields attained on current and new investments.
     In 2005, we sold certain securities within the portfolio to take advantage of favorable interest rates. We realized net investment gains of $580,000 through the first nine months of 2005, compared to investment gains of $705,000 for the same period in 2004.
Investment Income and Net Realized Investment Gains (Losses) Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2005 will be affected by the following:
•	Our investment in tax-exempt municipal bonds will result in reduced investment yields and will favorably affect net income as the rates will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	We expect interest rates to increase during the remainder of 2005; however, the timing of any such rate increases is unknown at this time. We intend to invest our excess cash into higher yielding investments as rates increase;

•	We expect that short-term interest rates, on assets classified as cash and cash equivalents, will increase in 2005 as the Federal Reserve Board increases rates;

•	We expect cash flows for 2005 to be affected by claim payments on claims from 2004 and prior years offset by cash flows from our premiums earned in 2005;

•	Future recognition of realized investment gains and losses will depend on sales of our investments, if any, as we replace securities to manage our portfolio risks and returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.
Service Revenue: Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Our customers include the Minnesota Workers’ Compensation Assigned Risk Plan (ARP), self-insured employers, other insurance companies, insurance agents and local governmental units. Service revenue grew to $1.4 million in the third quarter of 2005 from $143,000 in the same quarter in 2004 and to $2.9 million in the nine months ended September 30, 2005 from $283,000 for the same period in 2004 as we continued to grow our service business.

Service Revenue Outlook: Service revenue realized for the balance of 2005 will be affected by the following:
•	In March, 2004, we were awarded a three-year contract to service 25% of the Minnesota ARP. We are paid a fee based on a percent of the premium we service and began new ARP business on July 1, 2004 and renewal ARP business on September 1, 2004. The total premium in the ARP at September 30, 2005 is approximately $89.3 million, which decreased from $100.7 million at December 31, 2004. At the current size, we expect our contract to produce annual service revenue billings totaling approximately $3.6 million; and

•	We currently have additional non-insurance customers in Minnesota, California, Florida, Michigan, Indiana, Ohio and Iowa that will generate annualized service billings totaling approximately $2.6 million that will be earned during the duration of their contracts. We continue to market our non-insurance services aggressively inside and outside the regions in which we currently operate. We expect service revenue will increase as new customers become aware of and purchase these services. The ultimate effect of this on service revenue is not known at this time.
Total expenses: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses and income taxes.
Claim and Claim Settlement Expenses: Claim expenses refer to medical and indemnity benefits that we paid or expect to pay to claimants for past events insured by ACIC . The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the accompanying Consolidated Statements of Income.
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
     Claim and claim settlement expenses decreased to $8.6 million in the third quarter of 2005 from $10.1 million in the same period in 2004, and to $26.0 million for the nine months ended September 30, 2005 from $28.3 million for the same period in 2004. As a percent of gross premiums earned, claim and claim settlement expenses decreased to 56.1% for the third quarter of 2005 from 60.3% for the third quarter of 2004 and to 56.5% for the nine months ended September 30, 2005 from 60.2% for the same period in 2004. These changes are due to the following:
•	We recorded a $500,000 reduction in claim and claim settlement expenses in the third quarter of 2005 and $1.5 million year-to-date to reflect favorable claim development for 2004 and prior accident years. The 2004 results include a $300,000 reduction in the third quarter of 2004 and $1.4 million year-to-date;

•	Continued improvements in our ability to effectively and efficiently manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2005 as compared to accident year 2004 resulting from general inflationary pressures.
Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:
•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases (decreases) in premium rates will result in increasing (decreasing) gross premiums earned without a corresponding increase (decrease) in claim and claim settlement expenses, ultimately decreasing (increasing) claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.

The ultimate effect of the above factors on claim and claim settlement expenses as a percent of premiums earned for the remainder of 2005 is unknown at this time.
Policy Acquisition Costs: Policy acquisition costs are costs directly related to writing insurance policies for ACIC and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, less ceding commissions received from our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them.
     The following table summarizes policy acquisition costs (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Commission expense	$1,021	$1,153	$3,057	$3,375
Premium tax expense	316	346	866	805
Other policy acquisition costs	586	644	2,264	2,479

Direct policy acquisition costs	1,923	2,143	6,187	6,659
Ceding commissions on excess of loss reinsurance	(635)	(612)	(1,932)	(1,759)

Total policy acquisition costs	$1,288	$1,531	$4,255	$4,900

     Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $635,000 for the third quarter of 2005 compared to $612,000 for the third quarter of 2004 and $1.9 million for the nine months ended September 30, 2005 compared to $1.8 million for the nine months ended September 30, 2004. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs decreased to $1.9 million in the third quarter of 2005 from $2.1 million in the third quarter of 2004 and decreased to $6.2 million for the first nine months of 2005 from $6.7 million for the same period in 2004. As a percent of gross premiums earned, direct policy acquisition costs decreased to 12.6% in the third quarter of 2005 from 12.9% in the third quarter of 2004 and decreased to 13.5% for the nine months ended September 30, 2005 from 14.2% for the same period in 2004. The first nine months of 2005 reflect the following:
•	Commission expense decreased to 6.7% and 6.6% of gross premiums earned for the three and nine months ended September 30, 2005, respectively from 6.9% and 7.2% for the same periods in 2004, respectively. The decreased commission rates are the result of the decrease in our new business in 2005 relative to 2004, on which we pay higher commission rates. We believe the commission rates we pay are marketplace competitive;

•	Premium tax expense was 2.1% of gross premiums earned for the third quarters of 2005 and 2004 and was 1.9% for the nine months ended September 30, 2005 compared to 1.7% for the same period in 2004. We accrue at the indicated state premium tax rates for the jurisdictions in which we operate and adjust prior years’ accruals in the first quarter of each year to reflect any retaliatory tax charges or other adjustments that become known when the premium tax returns are completed; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds, fees paid to state rate-making organizations and the net effect of residual market or “pool” activity in the states in which we have operated. Most other policy acquisition costs are not directly related to current period gross premiums earned. Other policy acquisition costs decreased to 3.8% of gross premiums earned in the third quarter of 2005 compared to 3.9% in the third quarter of 2004. We recorded a $46,000 increase in other policy acquisition costs in the second quarter of 2005 reflecting a reapportionment of 2004 mandatory reinsurance pools expense. We recorded a $478,000 increase in other policy acquisition costs in the second quarter of 2004 reflecting a reapportionment of 2003 mandatory reinsurance pools expense. Excluding the mandatory pool reallocation, other policy acquisitions costs increased to 4.8% for the nine months ended September 30, 2005 from 4.3% for the same period in 2004.
Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2005 will be affected by the following:
•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies;

•	Premium tax accrual rates will be at their normal level of 2.2% for the balance of 2005; and

•	Other underwriting expenses will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.
General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs. All costs associated with our service business are included in general and administrative expenses.
     General and administrative expenses increased to $3.1 million in the third quarter of 2005 from $2.2 million in the third quarter of 2004 and to $8.9 million for the nine months ended September 30, 2005 from $6.4 million for the same period in 2004. General and administrative expenses increased in the first nine months of 2005 due to the following:
•	Service revenue increased to $2.9 million for the nine months ended September 30, 2005 from $283,000 for the same period in 2004. We added staff and other general and administrative expenses to deliver the services associated with this revenue and we have continued to build the infrastructure necessary to support our service revenue growth;

•	Bonus expense increased to $525,000 through the first nine months of 2005 compared to $450,000 for the same period in 2004;

•	Bad debt expense increased to $216,000 for the nine months ending September 30, 2005 compared to a $57,000 benefit for the same period in 2004; and

•	Average headcount increased in the first nine months of 2005 compared to the same period in 2004.
General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:
•	Our contract to manage the ARP business and growth in our service revenue will require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future growth of our service business and to continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2005, if our service business warrants opening a new office, we will evaluate the opportunity as presented; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.
Income Taxes: We incur federal income taxes on our combined service organization (RTW) operations and insurance (ACIC and BCIC) operations. We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition and payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.
     In assessing our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We expect our deferred tax assets at September 30, 2005, to be realized as a result of the future income and the reversal of existing taxable temporary differences.
     Income tax expense for the third quarter of 2005 was $760,000, or 33.3% of income before income taxes, compared to $361,000, or 24.8% of income before income taxes for the same period in 2004. Income tax expense for the nine months ended September 30, 2005 was $2.0 million, or 33.5% of income before income taxes, compared to $1.3 million, or 29.9% of income before income taxes for the same period in 2004. The income tax expense percentages in the three and nine-months ended September 30, 2005 and 2004 have been affected by: (i) our income from operations; (ii) changes in taxable net income from our insurance subsidiaries (ACIC and BCIC) which are subject to only federal income taxes; and (iii) the amount of municipal bond income that we have earned.
Income Tax Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2005; (ii) the amount of tax exempt income we earn in 2005; and (iii) the growth of our service revenue. The ultimate change is unknown at this time.
Investments
Our portfolio of fixed maturity securities at September 30, 2005 included U.S. Government securities (50.6%), mortgage-backed securities (21.7%), municipal securities (17.3%), commercial paper (8.5%) and asset-backed securities (1.9%). Our portfolio is managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In 2005, we sold securities within the portfolio to take advantage of favorable interest rates and realized net investment gains of $580,000 for the nine months ended September 30, 2005. In 2004, we sold securities within the portfolio to take advantage of favorable interest rates and realized net investment gains of $705,000 for the nine months ended September 30, 2004. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All issues in our portfolio were rated AAA, AA or A1+ at September 30, 2005 and December 31, 2004. We do not invest in derivative securities.
     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio increased to $105.6 million at September 30, 2005 from $87.0 million at December 31, 2004. During 2003 and 2004, interest rates declined, leading to a significant mortgage refinancing by consumers, resulting in significant pre-payment or early redemption of our mortgage-backed securities. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2004 by holding cash received on mortgage-backed security pre-payments and through sales of securities, expecting that interest rates would rise in 2005. Cash and cash equivalents were $23.6 million, $39.4 million and $39.5 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. We expect that cash and cash equivalents will decrease for the remainder of 2005 as we invest in tax-exempt municipal bonds and other fixed-income securities and as we pay claims for 2004 and prior years, years in which we earned higher premiums and incurred a higher number of reported claims.
     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. At September 30, 2005, we had a $1.3 million net unrealized loss on investments compared to a $572,000 net unrealized gain at December 31, 2004 and a $618,000 net unrealized gain at September 30, 2004.
Unpaid Claim and Claim Settlement Expenses
Unpaid claim and claim settlement expenses relate solely to our insurance operation. Our Absentia division and service business does not bear claim risk for its customers and carries no unpaid claim and claim settlement expenses.
     At September 30, 2005, the liability for unpaid claim and claim settlement expenses totaled $155.1 million, and our reinsurance recoverables on unpaid claim and claim settlement expenses totaled $75.1 million, resulting in net reserves totaling $80.0 million. Net reserves at December 31, 2004 totaled $78.4 million and included the liability for unpaid claim and claim settlement expenses totaling $156.1 million, net of reinsurance recoverables on unpaid claim and claim settlement expenses of $77.7 million.
     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables, (together, net reserves) at each consolidated balance sheet date. Our reserves represent the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred to-date in 2005 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we calculate the difference between: (i) projected ultimate claim and claim settlement expenses as determined using generally accepted actuarial standards; and (ii) case reserves and carry the difference as an IBNR reserve. By using both estimates of reported claims and IBNR claims, we estimate the ultimate net reserves for unpaid claim and claim settlement expenses.
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
     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2005, 2004 and 2003 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of September 30, 2005. Each one percent (1%) increase or decrease in the inflation rate for 2004 and 2003 accident years would increase or decrease our net loss reserve estimates at December 31, 2004 by approximately $380,000. Information about the 2005 accident year is still very immature and any estimate of the effect of a one percent (1%) change would be premature.
     Our independent actuary provides management with an opinion annually regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. At December 31, 2004, we established recorded reserves in the upper end of the actuary’s range and we continue to believe that recorded reserves remain in that range at September 30, 2005. The ultimate actual liability may be higher or lower than reserves established.
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

     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at September 30, 2005 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.
     Income for the three and nine months ended September 30, 2005 included a $500,000 and $1.5 million, respectively, reduction of claim and claim settlement expenses resulting from favorable development of claims for 2004 and prior accident years. Income for the three and nine months ended September 30, 2004 included a $300,000 and $1.4 million, respectively, reduction of claim and claim settlement expenses resulting from favorable development of claims for 2003 and prior accident years.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.
     Our primary sources of cash from operations are premiums collected, reimbursements under reinsurance contracts, service revenue collected and investment income. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. We expect that cash and cash equivalents will decrease from levels reported at December 31, 2004 and September 30, 2005 during the remainder of 2005 as we take advantage of the anticipated increase in interest rates to purchase fixed maturity investments. Available cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash, a money market fund that invests primarily in short-term U.S. Government securities, commercial paper with maturities of three months or less and overnight repurchase agreements secured by U.S. Treasury or U.S. Government Agency securities.
     Cash provided by operating activities for the nine months ended September 30, 2005 was $4.5 million. Cash was provided by operating activities from net income of $3.9 million, a decrease in reinsurance recoverables and receivables of $3.1 million and depreciation and amortization of $610,000. These were offset by cash used in operating activities from an increase in other assets of $537,000, a decrease in accrued expenses and other liabilities of $552,000, a decrease in unpaid claim and claim settlement expenses of $1.0 million and a decrease in unearned premiums, net of premiums receivable of $427,000. Net cash used in investing activities was $20.7 million due to $32.8 million in purchases of securities and $529,000 in purchases of furniture and equipment offset by $10.1 million in proceeds from sales of and pre-payments on securities and $2.5 million in proceeds from the maturity of available for sale securities. Net cash from financing activities was $426,000 due to the exercise of stock options.
     Our need for additional capital is primarily the result of regulations that require certain ratios of regulatory or statutory capital to premiums written in our insurance subsidiaries as defined by state regulatory bodies and insurance rating agencies. Raising additional permanent capital, while difficult in the current environment in which we operate, would further reduce our ratio of premium to capital and provide a more solid base for the future growth of our insurance subsidiaries. As an alternative to raising additional permanent capital, we could enter into reinsurance contracts on an interim basis. This would have the effect of reducing the ratio of premiums to capital and surplus in our insurance subsidiaries to satisfy state regulatory requirements.
     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiaries to us. Under Minnesota insurance law regulating the payment of dividends, in any twelve month period, ACIC can pay a dividend to us from its earned surplus (unassigned surplus) not to exceed the greater of 10% of ACIC’s total surplus or ACIC’s prior years net income reduced for realized capital gains net of income taxes. At September 30, 2005, ACIC could pay a dividend to RTW of $4.0 million without the approval of the Minnesota Department of Commerce. ACIC has never paid a dividend to RTW, and we intend to retain capital in the insurance subsidiaries.

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
     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.3 million at September 30, 2005.
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
Regulation
Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At September 30, 2005, ACIC was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Michigan, Indiana, Missouri, Illinois, Kansas, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma. BCIC was licensed only in Minnesota.
Effect of Recent Accounting Pronouncements
In June 2005, FASB finalized FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-a and issued re-titled FSP SFAS 115-1 – “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. The FSP provides guidance on the recognition of impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our current policy on other-than-temporary impairments complies with FSP 115-1. Accordingly, the adoption of this standard will not have a material effect on the consolidated financial statements..
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
     We continue to maintain and upgrade these systems. We also utilize third-party software to maintain financial information, prepare accounting reports and financial statements and pay vendors. On May 1, 2005, we implemented a new third-party general ledger system. On September 12, 2005, a third-party vendor, with national capabilities, began receiving all of our first notices of injury from all of our customers. We contract with a third-party provider of payroll services for payroll, benefits and human resource software services. We utilize other licensed software from national vendors to maintain our financial records, file statutory statements with insurance regulators and perform other general business.
Forward Looking Statements
Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) ACIC’s ability to retain renewing policies and write new business with a B+ (Very Good, Secure) rating from A.M. Best and BCIC’s ability to underwrite policies without a rating from A.M. Best; (ii) our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services; (iii) our ability to continue to maintain or increase pricing on insured products in the markets in which we remain or alternatively non-renew or turn away improperly priced business; (iv) the ability of our reinsurers to honor their obligations to us; (v) our ability to accurately predict claim development; (vi) our ability to provide our proprietary products and services to customers successfully; (vii) our ability to manage both our existing claims and new claims in an effective manner; (viii) our experience with claims frequency and severity; (ix) medical inflation; (x) competition and the regulatory environment in which we operate; (xi) general economic and business conditions; (xii) our ability to obtain and retain reinsurance at a reasonable cost; (xiii) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xiv) interest rate changes; and (xv) other factors as noted in our other filings with the Securities Exchange Commission. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may affect our future performance.
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
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     On April 12, 2005, RTW, Inc. commenced a Declaratory Judgment action in the United States District Court for the District of Minnesota against Carolina Casualty Insurance Company. In the lawsuit, RTW is seeking a Court determination that RTW is not liable for any part of a $1.9 million judgment entered against an insured of Carolina Casualty in District Court in Utah. Carolina Casualty has made a counterclaim against RTW alleging that RTW owes it $1.9 million, plus interest and attorneys fees.
     On December 12, 2002, a Colorado employee of a Colorado care company insured by RTW’s subsidiary, American Compensation Insurance Company (“ACIC”), was injured in an automobile accident in Utah. The injured employee brought a separate underlying suit against Carolina Casualty’s insured trucking company and driver for damages suffered as a result of the automobile accident.
     While the underlying suit was pending, RTW fully administered and paid the workers’ compensation claim of the insured employee in the amount of $163,586.15. RTW then sought indemnification from Carolina Casualty under subrogation rights. In August 2004, Carolina Casualty’s insured trucking company admitted liability for the accident.
     In December 2004, Carolina Casualty agreed to pay and did pay RTW the full amount of RTW’s subrogation claim. On January 14, 2005, after a jury trial on the injured employee’s damages, the U.S. District Court in Utah entered a judgment of $1.9 million against Carolina Casualty’s insured, which was equal to the injured employee’s total damages, less the $163,586.15 paid by RTW.
     In preparing the December 2004 settlement agreement for the workers’ compensation subrogation claim, counsel for Carolina Casualty and its insured inserted a provision that they now claim requires full indemnification by RTW of any amounts that Carolina Casualty pays the injured employee as a result of the liability of Carolina Casualty’s insured.
     After Carolina Casualty’s attorneys requested indemnification pursuant to this provision, RTW commenced the Declaratory Judgment suit described above. A similar Utah declaratory action initiated by Carolina Casualty and its insured has been dismissed and all matters will now proceed solely in United States District Court for the District of Minnesota.
     RTW believes that it has good and meritorious defenses to the indemnification claims of Carolina Casualty. The lawsuit is currently in the initial discovery stage.
There were no other legal proceedings outside of the normal course of business
Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
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

RTW, Inc.

Dated: November 11, 2005	By	/s/ Jeffrey B. Murphy

Jeffrey B. Murphy
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 11, 2005	By	/s/ Alfred L. LaTendresse

Alfred L. LaTendresse
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)