Form 10-K
period 2005-12-31
RTW INC /MN/
filed 2006-03-30
CIK 915781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, no par value Series A Junior Participating Preferred Stock
      Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑
      As of March 10, 2006, 5,454,000 shares of Common Stock, no par value, were outstanding. As of June 30, 2005, assuming as fair value the last sale price of $9.95 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $41.5 million.
Documents incorporated by reference:
      The Company’s Proxy Statement for its annual meeting of shareholders to be held on June 14, 2006, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2005, is incorporated by reference in Part III of this Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
      RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC) and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC); (ii) self-insured employers on a fee-for-service basis; (iii) state-sponsored assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) to agents and employers on a consulting basis, charging hourly fees through RTW and its Absentiasm division. ACIC offers guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. BCIC began underwriting business in October 2005 and offers guaranteed-cost workers’ compensation insurance to selected employers only in Minnesota. Collectively, “we,” “our” and “us” refer to RTW, ACIC, BCIC and Absentia in this document.
      We developed two proprietary systems to manage disability: (i) ID15®, designed to quickly identify those injured employees who are likely to become inappropriately dependent on disability system benefits; and (ii) The RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. Our insurance subsidiaries are domiciled in Minnesota and operated primarily in Minnesota, Michigan and Colorado in 2005, 2004 and 2003. Absentia serviced customers in six states in 2004 and expanded to 18 states by December 31, 2005.
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
Industry
      Today, we derive a substantial portion of our revenues from products and services related to managing workers’ compensation. Workers’ compensation benefits are mandated and regulated at the state level. Every state requires employers to provide wage-replacement and medical benefits to workplace accident victims regardless of fault. Virtually all employers in the United States are required to either: (a) purchase workers’ compensation insurance from a private insurance carrier; (b) obtain coverage from a state managed fund; or (c) if permitted by their state, to be self-insured. Workers’ compensation laws generally mandate two types of benefits for injured employees: (i) indemnity payments including temporary wage-replacement or permanent disability payments; and (ii) medical benefits that include payment for expenses related to injury diagnosis, treatment and rehabilitation, if necessary. On an industry-wide basis, medical benefits represent approximately 55% of benefits paid, while indemnity benefits account for the remaining 45%.
      Estimated workers’ compensation insurance premiums in 2005 are in excess of $40 billion nationwide. Approximately 75% of the premium volume is written through the traditional or private residual market, including commercial insurers and state-operated assigned risk pools established for high-risk employers. The balance is written through state funds, operated in states to increase competition and stabilize the market.
      Indemnity benefits are established by state legislative action and rise as wages and state mandated benefits increase. Indemnity costs have increased at a rate consistent with wage inflation while medical expenses have been increasing at a double-digit pace across the United States. We believe the most significant factor affecting cost in the workers’ compensation system results from incentives for injured employees to remain away from work, continuing to collect indemnity payments and receiving medical treatment beyond the point that is necessary.
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
Our Management Approach
      We developed our approach to managing disability after observing two important characteristics of the system: (i) 15% of all injuries result in 80% of the system costs; and (ii) an employee off work for twelve weeks has a 50% likelihood of never returning to work. We developed ID15® to identify those claims likely to account for 80% of the system cost and The RTW Solution® to intervene quickly, reducing lost time and producing significant cost savings for our customers. We promptly identify (within 48 hours after being notified and with a 95% degree of accuracy) claims likely to result in significant expense and act quickly to control these costs before they are incurred or get out of hand. We intensely manage all aspects of the system: employers, injured employees, medical care providers and legal and judicial participants. We focus on controlling indemnity payments for lost wages by quickly and safely returning employees to work. As part of this strategy, we attempt to return employees to their original position or to place them in transitional, light-duty positions until they are able to resume their original jobs. By promptly returning employees to work, we substantially reduce not only indemnity payments, but also medical expense per injury. We also use other management techniques to control medical costs including contracting with provider networks, designating health care providers and performing medical fee schedule review, utilization review and doctor peer review.
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
      The following summarizes our approach to managing all participants in the disability system:
      Customers. Prior to working with employers that we insure and customers to whom we provide non-insurance services, we fully explain our methods, processes, guidelines and philosophy regarding appropriate return to work and train the employer’s personnel. In addition, as part of our underwriting process, we may conduct on-site risk assessments for prospective insured employers. Employers insured by ACIC and BCIC have historically agreed, as part of the insurance policy, to comply with our early intervention methods and to provide transitional, light-duty work for injured employees until such time as they are able to resume their normal positions. Compliance for insured employers who have these endorsements to their policies, is mandatory or we cancel their coverage. Our service customers have ultimate choice, but we encourage them to provide transitional work to reduce the cost of disability. To ensure that our early intervention model succeeds, we require the employer to promptly notify us of a claim’s occurrence, typically within 48 hours of the injury.
      Each operating team is responsible for managing its employers’ workers’ compensation and disability program(s). The operating team meets with each employer, manages all reported injuries and actively communicates with the employer on all open injuries. We may make workplace safety recommendations through our accident prevention team or retain a workplace safety-engineering firm to assist employers in remedying work conditions that create inappropriate risk. In addition, operating teams may recommend, for policies underwritten by ACIC or BCIC, cancellation or non-renewal for employers that fail to comply with our procedures.

      Employees. We focus on the person, not solely on the nature of the injury, in determining which claims are likely to result in higher costs and act quickly to control the related expenses. Within 48 hours of being notified of an injury, we evaluate several factors, including the type of injury, the presence of lost time, the employee’s injury history and employee’s psychosocial behaviors to determine whether the injury is likely to involve significant expense. In cases where there is high-cost potential, we intervene quickly, assisting the employee in obtaining appropriate medical care and developing a plan to get the employee back to work as soon as safely possible. Employers insured by ACIC and BCIC are required to provide transitional light-duty jobs for employees who cannot immediately return to their original positions. If the employee refuses transitional work, we may terminate indemnity payments, but are required to continue to provide appropriate medical benefits. For employers that we service through Absentia, we educate the employer on the benefit of return-to-work programs and work closely to find transitional light-duty opportunities for the employee.
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
      Legal and Judicial Participants. We seek to limit the number of disputes with injured employees by intervening early, educating, ensuring appropriate medical management and treating them with dignity and respect. As part of our process, we identify injuries that are not work related and deny those claims. We may also deny indemnity payments for a claim when we determine that no further payments are appropriate (for example, when an employee has been offered transitional, light-duty work and has refused it). In these and other circumstances, the employee may engage an attorney to represent his or her interests. Generally, if the parties are unable to resolve the matter, workers’ compensation law mandates arbitration, subject to judicial review. For cases that involve adversarial proceedings, we engage one of several attorneys who are familiar with our philosophy and actively seek to resolve the dispute with the employee’s attorney.
Customers
      We target two specific groups of customers: (i) employers seeking workers’ compensation insurance coverage for their operations in the states our insurance subsidiaries operate; and (ii) employers in need of non-insurance solutions that increase productivity and reduce the cost of disability and absence. Our insured customers have a history of workers’ compensation claim costs higher than average in their industry and typically operate in manufacturing, retail, wholesale, health care and hospitality.
      Our insured customer’s average annual premium per policy increased 1.0% to $95,500 in 2005 from $94,600 in 2004 and $85,400 in 2003. Our ten largest customers accounted for $5.7 million or 10.8% of our premiums in force in 2005 compared to $5.7 million or 9.1% in 2004 and $5.7 million or 9.8% in 2003. No single customer accounted for more than 5% of in force premiums in 2005, 2004 or 2003. We renewed 65.9% of the policies scheduled to expire in 2005, whereas 78.6% and 66.0% were renewed in 2004 and 2003, respectively. Substantially all of ACIC’s and BCIC’s employers are in Minnesota, Colorado and Michigan. In addition to these states, we are also licensed in Connecticut, Missouri, Massachusetts, Illinois, Rhode Island, Kansas, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas, Indiana, South Dakota, Wisconsin and Oklahoma. We are evaluating opportunities to expand our insurance products on a limited basis beyond the states in which we currently operate.
      We offer disability and absence management services through RTW and its Absentia division to a broad array of customers including self-insured employers, insurance companies, third-party administrators, agents and brokers, state agencies and municipalities. We currently offer these services to employers in 24 states and expect to further expand these non-insurance service offerings throughout the United States. Our service revenue increased to $4.4 million in 2005 from $633,000 in 2004 and $109,000 in 2003.
Products
      Insurance Products. Our revenue is derived primarily from workers’ compensation insurance premiums written by ACIC and BCIC. We began offering workers’ compensation insurance products in April 1992 for ACIC and in October 2005 for BCIC. Substantially all of ACIC’s and BCIC’s workers’ compensation products are guaranteed-cost insurance policies. Under a guaranteed-cost policy, an employer purchases an insurance policy underwritten by ACIC or BCIC and pays a premium based on projected aggregate annual payroll. We assume responsibility for the indemnity and medical costs associated with the employer’s workers’ compensation injuries and work closely with the employer in managing the employer’s workers’ compensation program.
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
      We determine the premium to be charged an employer based on several factors, including: (i) the expected dollar loss per $100 of payroll for the employer’s industry; (ii) the employer’s experience modifier, a measurement of the difference between the employer’s past claims experience and its industry average; (iii) an upward or downward adjustment to the premium based on our assessment of the risks associated with providing coverage for the employer; and (iv) competitive market prices. An employer’s expected dollar loss and experience modifier are each determined by an independent rating agency established or adopted by its state, based on a three-year average of the claims’ experience of the employer and its industry.
      Service Offerings. In 2004, we began a strategic initiative to offer disability management products and services directed at workers’ compensation on a fee-for-service basis in order to diversify our offerings, providing us a non-risk source of revenue. This strategic initiative extends our workers’ compensation and disability management services to self-insured employers and other alternative market non-risk customers. We charge a fee to these customers based on the expected number of claims managed or the time committed to the customer. We grew our services from offering solely third-party administration in 2003 to providing nine service offerings in 2005. At December 31, 2005, our annualized service revenues totaled more than $6.6 million related to this initiative. Annualized service revenue represents the estimated total value of service contracts that are in place at any point in time. In 2005, we put this business under a division of RTW that we named Absentia.
Sales and Marketing
      We sell our workers’ compensation insurance products to insured employers through independent insurance agencies and brokers, including several large national agencies. Agency commissions averaged 6.7% of gross premiums earned in 2005, compared to 7.1% in 2004 and 7.3% in 2003. Our ten highest producing agencies accounted for $21.4 million or 40.3% of premiums in force in 2005, compared to $26.1 million or 41.6% in 2004 and $22.9 million or 39.3% in 2003. No agency accounted for more than 7.1% of premiums in force in 2005, compared to 7.4% in 2004 and 6.0% in 2003. We continually market our insurance products to agencies in our core regions to keep them aware of developments in our business. Each region’s underwriting team is responsible for establishing and maintaining agency relationships.
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
      The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

	Covers Losses per Occurrence:

	In Excess of:	Limited to:

Minnesota:
2005 WCRA	$380,000	Statutory limit
Various reinsurers	$200,000	$380,000
2004 WCRA	$360,000	Statutory limit
Various reinsurers	$200,000	$360,000
2003 WCRA	$360,000	Statutory limit
Various reinsurers	$200,000	$360,000
Other States:
2005 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2004 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2003 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
      We maintained our 2005 retention level in 2006 to reduce volatility in our operating results.
      In 1998, we purchased excess of loss coverage through GE Reinsurance Corporation that provided reinsurance for claims occurring on or after July 1, 1998, for policies with effective dates prior to January 1, 2001, up to $275,000 in excess of $25,000 in all states, except Minnesota. In Minnesota, the coverage was $255,000 in excess of $25,000 for 1998, $265,000 in excess of $25,000 for 1999 and $275,000 in excess of $25,000 for 2000 and 2001. We purchased this coverage to reduce risk and volatility in our operating performance. Although this contract was terminated effective December 31, 2000, it remained effective in 2001 for policies in force at December 31, 2000 through expiration. Policies written or renewed with effective dates after January 1, 2001 were not covered under this lower level excess of loss reinsurance policy.

      We annually review the financial stability of our reinsurers. This review includes a ratings analysis of each reinsurer participating in an existing reinsurance contract or from whom we have a recoverable. Except for the WCRA, which is a mandatory Minnesota reinsurer and unrated by A.M. Best, the following list details our reinsurers and the current A.M. Best rating assigned to each as of March 3, 2006:

A.M. Best
Reinsurer	Rating

Aspen Insurance UK Ltd	A
American Re-Insurance Company	A
Continental Casualty Company	A
Everest Reinsurance Company	A	+
GE Reinsurance Corporation	A
General Reinsurance Corporation	A	++
Max Re Ltd	A	-
Platinum Underwriters Reinsurance, Inc.	A
SCOR Reinsurance Company	B	++
Transatlantic Reinsurance Company	A	+
      Based on our review at December 31, 2005, we believe our reinsurance balances are collectible and expect our reinsurers to honor their obligations. Further, we are not aware of any developments with respect to these reinsurers that would result in uncollectible reinsurance balances. In the event that these reinsurers are unable to honor their obligations to us due to insolvency or otherwise, we will be required to pay these obligations ourselves and the result could have a material adverse effect on our future results of operations and financial condition.
Competition
      The workers’ compensation industry is highly competitive. We compete with insurance companies, managed health care organizations and state-sponsored insurance pools for insured products and with third party administrators and specialized consulting organizations for fee-for-service business. These competitors may offer additional products and services to employers, including other forms of insurance, while we offer only workers’ compensation insurance products and disability and absence management services. As a consequence, these competitors may have certain advantages in pricing their products and services. In addition, certain competitors claim to offer a management approach and competencies similar to that offered by us. Many of our competitors have greater financial and operating resources than we have.
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
      Insurance companies enter and exit states’ workers’ compensation markets depending on their assessment of current market conditions. Many insurance companies stopped underwriting workers’ compensation insurance during the early 1990’s due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In the mid to late 1990’s, we experienced increased market pressure as new insurance companies and single-line workers’ compensation insurance companies entered the market. In 2003, 2002 and 2001, many insurers withdrew from the markets in which we operate. In 2004 and 2005, we experienced two things: (i) large national carriers began retaining workers’ compensation risks that they did not retain in the three previous years; and (ii) insurers that had not been active for years and new carriers entered the markets in which we operate and began writing workers’ compensation insurance. Premiums rates flattened in 2004 and declined in 2005 as a result.
      Insurance companies compete with us for insured customers that have lower past claims experience or lower experience “modifiers.” As a result, we experience increased competition on our renewing workers’

compensation policies because we reduce our customers’ experience modifiers. We expect to continue to experience this competition for our ACIC and BCIC customers.
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
      ACIC’s rating of “B+” (Very Good, Secure) on a scale of “A++” (Superior) to “F” (In Liquidation) was affirmed on April 19, 2005 and the outlook revised from “stable” to “positive”. This represented an upgrade from a “B” rating assigned on April 1, 2004 and a “B-” rating assigned by Best in February 2002. Best assigns a rating after quantitatively and qualitatively evaluating financial condition and operating performance.
Data Management
      We use several proprietary systems developed by us in our operations. These systems include:

First
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
Employees
      We had 150 full-time employees at December 31, 2005. Approximately 74 worked in our administrative, marketing and financial functions and 76 served on, provided service to or managed approximately ten operating teams. None of our employees are subject to collective bargaining agreements. We believe our relationship with our employees is good.
Regulation
      Our insurance subsidiaries are regulated by governmental agencies in the states in which we operate, and are subject to regulation in any state in which we provide workers’ compensation products. State regulatory agencies have broad administrative power over all aspects of our workers’ compensation business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of our investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change.
      Workers’ compensation coverage is a creation of state law, subject to change by state legislature, and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state operated funds. New laws affecting the workers’ compensation system in Minnesota, Colorado, Michigan and any other state where we may operate, including laws that require all employers to participate in state sponsored funds or that mandate premium reductions, could have a material adverse effect on us.

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
Company Information
      Our website is http://www.rtwi.com. We make available, free of charge or through our website, our annual, quarterly and current reports and proxy statements, and any amendments to those filings, as soon as is reasonably possible after they are filed with the SEC. Information about each beneficial owner and the RTW Code of Business Ethics and Conduct are also available, free of charge, through our website. Information contained on our website is not part of this report.
Executive Officers of the Registrant
      The following are our Chairman and executive officers at March 15, 2006:

Name	Age	Position

John O. Goodwyne	67	Chairman of the Board
Jeffrey B. Murphy	44	President, Chief Executive Officer and Director
Alfred L. LaTendresse	57	Executive Vice President, Chief Financial Officer and Secretary
Thomas J. Byers	50	Executive Vice President — Sales and Marketing
Keith D. Krueger	47	Vice President — Insured Products and Assistant Secretary
David M. Dietz	39	Vice President — Business Development
Patricia M. Sheveland	47	Vice President — Case and Claims Management
      John O. Goodwyne joined our Board of Directors in December 2001 and became Chairman of the Board in December 2003. From 1974 to 2005, Mr. Goodwyne was the owner and President of J N Johnson Sales & Service Inc., a non-public local contractor for fire protection systems and distributor of fire extinguishers. In addition, since 1982, he has been owner and President of Low Voltage Contractors Inc., a non-public local contractor for installation and service of fire alarm, security and nurse call systems.
      Jeffrey B. Murphy has served as President and Chief Executive Officer since December 2003 and was elected to the Board in March 2004. Mr. Murphy joined us in October 1994 as Controller, was promoted to Chief Financial Officer in February 2000 and became President and Chief Executive Officer in December 2003. Mr. Murphy was the Corporate Controller and held other management positions for Midcontinent Media, Inc., a non-public company, from 1989 to 1994 and served in various financial audit positions with Grant Thornton LLP from 1983 to 1989.
      Alfred L. LaTendresse rejoined us in December 2001 as Executive Vice President and further assumed the roles of Chief Financial Officer, Treasurer and Secretary in December 2003. Mr. LaTendresse served as Chief Operations Officer and Chief Financial Officer for Headwater Systems, Inc., a non-public radio frequency identification technology company, from June 1999 to December 2001. Mr. LaTendresse initially joined us as Chief Financial Officer in 1990 and later added the roles of Secretary and Treasurer. Mr. LaTendresse departed from us in December 1998. Mr. LaTendresse served as a Director for us from July 1993 until January 1995 and from December 2001 to March 2004. Mr. LaTendresse is a member of the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants.

      Thomas J. Byers joined us in October 2005 as Executive Vice President — Sales and Marketing. Mr. Byers previously served as Vice President, Sales and Marketing for DirectCompRx from 2004 to 2005. In addition, Mr. Byers has held executive positions as Vice President, Sales and Marketing and Director of Business Development for GatesMcDonald from 1999 to 2004 and as President of Anthem Comp Services, a subsidiary of Anthem Blue Cross Blue Shield from 1997 to 1999. Mr. Byers has been in the risk management and insurance industry since 1986. Prior to that time, he was a world-class professional athlete.
      Keith D. Krueger joined us in September 1998 as the Director of Underwriting and Pricing for our Minnesota regional office. He was promoted to Director of Underwriting Services in our Home Office in October 1999 and served in this capacity until being promoted to Vice President — Underwriting and Sales in March 2002 (later renamed Vice President — Insured Products in December 2003). Mr. Krueger is also the President of ACIC and BCIC. Prior to joining RTW, Mr. Krueger was a Commercial Lines Underwriting Manager for Citizens Security Mutual Insurance from June 1997 to August 1998. From March 1995 to May 1997, Mr. Krueger was Vice President — Underwriting and Marketing for American West Insurance, a non-public company. He is a member of the American Institute for Property and Liability Underwriters and holds the CPCU designation.
      David M. Dietz joined us in July 2002 as the Director of Self-Insured Services in our Home Office and was promoted to Vice President — Alternative Products (later renamed Absentia) in December 2003. Mr. Dietz became Vice President — Business Development in October 2005. Mr. Dietz came to us with fourteen years of experience in the insurance industry. Prior to joining RTW, Mr. Dietz served as Senior Vice President, Marketing and Technical Sales for Benfield Blanch, Inc. from September 2000 to July 2002. Mr. Dietz also served in various management roles for EBI Companies, Citizens Management, Inc., TIG Insurance and Sentry Insurance from 1989 to 2000.
      Patricia M. Sheveland was promoted to Vice President — Case and Claims Management in January 2002. Ms. Sheveland joined us in April 1990 and has held various management positions of increasing importance, including General Manager of Operations in the Colorado regional office and Director of Operations for the Colorado, Michigan and Massachusetts regions. Prior to joining RTW, Ms. Sheveland worked as an Occupational Nurse for Kmart Corporation. She is a Registered Nurse.

ITEM 1A.	RISK FACTORS
      We derive a significant portion of our revenue from workers’ compensation insurance premiums and net investment income, including gains and losses from sales of securities. An increasing portion of our revenue is derived from non-insurance disability and absence management services. We are subject to the challenges, risks, uncertainties and trends that affect the workers’ compensation property and casualty insurance and the disability and absence management services sectors of our economy including the following:

•	Workers’ compensation is a state regulated industry and therefore subject to change. Workers’ compensation is governed and regulated by state governmental agencies. We are subject to state regulation in any state in which we provide workers’ compensation products and services, now and in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. Legislation covering insurance companies and the regulations adopted by state agencies are subject to change and any change may adversely affect our operations;

•	Workers’ compensation claims and related expenses can be volatile. Workers’ compensation is a long-tailed property and casualty insurance line. Claims for a given year are open on average for twelve to thirteen years and it is not unusual for workers’ compensation insurers to have some claims open for thirty or more years. We have operated ACIC since 1992, BCIC since 2005 and therefore have relatively limited experience (fourteen years), and accordingly, are subject to volatility. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation is subject to inflationary pressures. Worker’s compensation is subject to both medical and wage inflation. The cost of medical care has increased in excess of 10% per annum in recent years. This has resulted in reduced profitability in the workers’ compensation insurance line. New medical procedures could evolve and new legal theories develop that could cause older claims to re-open and increase expense. See further discussion under “Claim and Claim Settlement Expenses”;

•	Workers’ compensation pricing is cyclical. In 2005, premium rates on our renewing policies declined an average 2.4%. Rates increased 0.9%, 1.4%, 9.0% and 18.5% in 2004, 2003, 2002 and 2001, respectively. These increases came after many years of rate decreases that unfavorably affected the industry in the late 1990’s. If we are unable to maintain rates or decrease our costs, our profit margin will be adversely affected. See further discussion under “Premiums in Force and Gross Premiums Earned”;

•	Reinsurance costs for workers’ compensation have increased. Reinsurance costs in 2005 increased over the prior year, continuing a pattern of cost increases beginning in 2001. These higher costs, if not recovered through increased rates from our customers, will adversely affect our profit margin. See further discussion under “Premiums Ceded”; and

•	Profitable service revenue growth could be difficult. The national market for disability and absence management services is highly competitive and includes national, regional and local providers. We do not have a national presence, limiting our ability to service national accounts. Any infrastructure changes to support growth in our non-insurance revenues could be expensive and diminish our earnings in the short-term.

•	Other risk factors. The following additional important factors, among others, could affect our results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement contained herein: (i) our ability to retain renewing policies and write new business with a B+ (Very Good, Secure) rating from A.M. Best; (ii) the ability of our reinsurers to honor their obligations to us; (iii) our ability to provide our proprietary products and services to customers successfully; (iv) our ability to manage both our existing claims and new claims in an effective manner; (v) our experience with claims frequency and severity; (vi) general economic and business conditions; (xii) our ability to obtain and retain reinsurance at a reasonable cost; and (vii) interest rate changes.

ITEM 2.	PROPERTIES
      The following is a summary of properties leased by us at December 31, 2005:

	Area Leased
	(in Square
Location and Description	Feet)	Termination

Bloomington, Minnesota; Headquarters and Minnesota office space	26,301	September 2007
Denver, Colorado; Colorado office space	7,825	May 2010
Detroit, Michigan; Michigan office space	7,118	March 2007
Grand Rapids, Michigan; Michigan office space	4,571	April 2006

ITEM 3.	LEGAL PROCEEDINGS
      RTW v. Carolina Casualty: On April 12, 2005, RTW, Inc. commenced a Declaratory Judgment action in the United States District Court for the District of Minnesota against Carolina Casualty Insurance Company. In the lawsuit, RTW is seeking a Court determination that RTW is not liable for any part of a $1.9 million judgment entered against an insured of Carolina Casualty in District Court in Utah. Carolina Casualty counterclaimed against RTW alleging that RTW owes it $1.9 million, plus interest and attorneys fees.
      On December 12, 2002, a Colorado employee of a Colorado care company insured by RTW’s subsidiary, American Compensation Insurance Company, was injured in an automobile accident in Utah. The injured employee brought a separate underlying suit against Carolina Casualty’s insured trucking company and driver for damages suffered as a result of the automobile accident.
      While the underlying suit was pending, RTW administered and paid the workers’ compensation claim of the insured employee. The total amount paid or accrued for future payment by RTW was $163,586. RTW then sought indemnification from Carolina Casualty under subrogation rights. In August 2004, Carolina Casualty’s insured trucking company admitted full liability for the accident in the underlying suit.
      In December 2004, Carolina Casualty agreed to pay and did pay RTW the full amount of RTW’s subrogation claim. On January 14, 2005, after a jury trial on the injured employee’s damages, the U.S. District Court in Utah entered a judgment of $1.9 million against Carolina Casualty’s insured, which was equal to the injured employee’s total damages, including $1,250,000 in general damages, less the $163,586 representing workers compensation benefits that had been paid, or accrued for future payments by RTW. Carolina Casualty subsequently settled the lawsuit with the injured worker for $1.8 million
      In preparing the December 2004 settlement agreement for the workers’ compensation subrogation claim, counsel appointed by Carolina Casualty for its insured inserted the provision that Carolina Casualty in its counterclaim alleged required full indemnification by RTW of any amounts that Carolina Casualty pays the injured employee as a result of the liability of Carolina Casualty’s insured.
      After Carolina Casualty’s attorneys requested indemnification pursuant to this provision, RTW commenced the Declaratory Judgment suit described above. A similar Utah declaratory action initiated by Carolina Casualty and its insured has been dismissed and all matters will now proceed solely in United States District Court for the District of Minnesota.
      RTW believes that it has good and meritorious defenses to the indemnification claims of Carolina Casualty. Discovery has been completed and RTW has filed a summary judgment motion for a declaration that it has no liability to Carolina Casualty. In opposing RTW’s motion, Carolina Casualty apparently dropped its claim for indemnification with respect to the $1,250,000 portion of the judgment relating to general damages and requested that judgment be entered finding the claimed indemnity provision otherwise binding and enforceable. A hearing on the summary judgment motion has been scheduled before the Court for April 19, 2006 and a decision is expected sometime within 90 days of that date.
      Other litigation: In the ordinary course of administering our workers’ compensation programs, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any other legal or administrative claims that we believe are likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
QUARTERLY STOCK PRICE COMPARISON AND DIVIDENDS
      Our shares are traded publicly on The Nasdaq Stock Market under the symbol RTWI. The table below sets forth the range of high and low sale prices for our stock for each quarter during the past two years. We had approximately 1,800 shareholders of our common stock at the close of trading on March 7, 2006.

	First	Second	Third	Fourth
Fiscal Year:	Quarter	Quarter	Quarter	Quarter

2005
High	$12.37	$10.86	$11.40	$12.08
Low	8.27	8.44	9.35	9.05
2004
High	$7.12	$7.01	$7.29	$9.48
Low	5.83	5.76	5.71	6.40
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
RECENT SALES OF UNREGISTERED EQUITY SECURITIES
      We had no unregistered sales of equity securities during the quarter ended December 31, 2005.
ISSUER REPURCHASES OF EQUITY SECURITIES
      We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA
      The Consolidated Statements of Income data set forth below for each of the three years in the period ended December 31, 2005, and the Consolidated Balance Sheet data at December 31, 2005 and 2004 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the two years in the period ended December 31, 2002, and the Consolidated Balance Sheet data at December 31, 2003, 2002 and 2001, are derived from audited Consolidated Financial Statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Total revenues	$59,011	$58,687	$51,383	$67,023	$95,570
Income (loss) from operations	10,079	8,072	6,635	10,325	(15,761)
Income (loss) before income taxes	10,079	8,072	6,587	10,162	(16,272)
Net income (loss)	5,998	9,941	6,999	14,319	(25,215)
Basic income (loss) per share	1.11	1.90	1.37	2.78	(4.89)
Diluted income (loss) per share	1.06	1.81	1.32	2.78	(4.89)
Total assets	228,471	220,507	202,168	223,834	218,307
Notes payable	—	—	—	1,250	4,500
Total shareholders’ equity	50,578	45,531	35,587	29,810	14,222
Other information (unaudited):
Premiums in force at year end	52,900	62,700	58,100	54,200	83,700
Annualized service revenue	6,600	5,000	—	—	—
      Annualized service revenue represents the estimated total value of service contracts that are in place at any point in time.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RTW, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
OVERVIEW
      The Company — RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC) and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC); (ii) self-insured employers on a fee-for-service basis; (iii) state-sponsored assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) to agents and employers on a consulting basis, charging hourly fees through RTW and its Absentiasm division. ACIC offers guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. BCIC began underwriting business in October 2005 and offers guaranteed-cost workers’ compensation insurance to selected employers only in Minnesota. Collectively, “we,” “our” and “us” refer to RTW, ACIC, BCIC and Absentia in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      We developed two proprietary systems to manage disability: (i) ID15®, designed to quickly identify early those injured employees who are likely to become inappropriately dependent on disability system benefits; and (ii) The RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. Our insurance subsidiaries are domiciled in Minnesota and operated primarily in Minnesota, Michigan and Colorado in 2005, 2004 and 2003. Absentia serviced customers in six states in 2004 and expanded to 18 states by December 31, 2005.
      On April 14, 2005, A.M. Best Co. (Best) affirmed the financial strength rating of “B+” (Very Good, Secure) for ACIC and revised its outlook to “positive” from “stable”. The rating reflects our improved capitalization and profitability over the last three years. ACIC increased its statutory capital and surplus to $43.6 million at December 31, 2005 and $38.5 million at December 31, 2004 from $33.0 million at December 31, 2003 as a result of profitability in 2005 and 2004. We believe that our “B+” rating from A.M. Best may create a barrier in certain circumstances for us as there are agents and employers that will only do business with insurers rated “A-” or better.
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
      Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third-party insurers, including state-assigned risk plans; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Service revenue earned as a percent of premium is recognized over the life of the underlying insurance policy. All other service revenue is recognized over the term of the contract. The excess of billed service revenue over earned amounts is recognized as a liability and included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet.
      Off-Balance Sheet Arrangements — We do not have any off-balance sheet arrangements.
      Financial Summary — This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with the Consolidated Financial Statements at December 31, 2005.
      The following table provides an overview of our key operating results (000’s, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Gross premiums earned	$59,872	$63,370	$54,431
Premiums earned	49,420	53,682	46,290
Service revenue	4,398	633	109
Total revenues	59,011	58,687	51,383
Claim and claim settlement expenses	30,807	35,536	27,256
Income before income taxes	10,079	8,072	6,587
Net income	5,998	9,941	6,999
Diluted income per share	$1.06	$1.81	$1.32
      We reported net income of $6.0 million in 2005 compared to net income of $9.9 million in 2004 and $7.0 million in 2003. We reported diluted income per share of $1.06 in 2005 compared to diluted income per share of $1.81 in 2004 and $1.32 in 2003. The primary factors affecting our 2005 operating results included the following:

•	Gross premiums earned decreased 5.5% to $59.9 million in 2005 from $63.4 million in 2004 primarily due to a decrease in average premiums in force to $57.9 million for 2005 from $61.5 million in 2004. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased 7.9% to $49.4 million in 2005 from $53.7 million in 2004. Premiums earned in 2005 reflect the decrease in gross premiums earned from 2004, and an increase in final audit premiums earned in 2005 compared to 2004, offset by an increase in premiums ceded as our cost of excess of loss reinsurance increased in 2005;

•	Service revenue from our Absentia division grew to $4.4 million in 2005 from $633,000 in 2004;

•	Total revenues included $4.6 million of net investment income and $580,000 of net realized investment gains in 2005 compared to $3.7 million of net investment income and $705,000 of net realized investment gains in 2004;

•	Claim and claim settlement expenses decreased to 62.3% of premiums earned for 2005 from 66.2% for 2004. We benefited from improving our claim management capabilities and closing old claims, realizing favorable development of $5.5 million in 2005 compared to $7.0 million in 2004. Claim and claim settlement expenses also decreased in 2005 due to the decrease in gross premiums earned in 2005 compared to 2004. See further discussion under “Claim and Claim Settlement Expenses”; and

•	Income tax expense in 2005 includes adjustments for changes in estimates from prior periods that have affected the year-to-year comparison of income tax expense. Income tax benefit for 2004 includes a $3.6 million benefit resulting from the reversal of the remaining valuation allowance on our income tax asset at December 31, 2004. See further discussion under “Income Taxes.”
      We expect to grow 2006 premiums in force opportunistically as we expand to areas outside our traditional markets. We also anticipate that premium rates will decrease slightly in 2006 as the markets in which we operate continue to become more competitive. We will focus on insurance profitability by: (i) writing new business in niches that are less sensitive to soft market pricing; (ii) aggressively managing and closing claims;

(iii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iv) aggressively managing policy acquisition costs.
      We expect to increase non-insurance revenue significantly in 2006 as we continue to provide services to employers insured through the Minnesota Assigned Risk Plan and add new customers. General and administrative expenses will increase as we: (i) continue to hire and position for the future; and (ii) grow service revenue.
      In the following pages, we take a look at the 2005, 2004 and 2003 operating results for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.
RESULTS OF OPERATIONS
      Total revenues: Our total revenues include premiums earned, net investment income, net realized investment gains (losses) and service revenue. The following table summarizes the components of our revenues and premiums in force (000’s):

	Year Ended December 31,

	2005	2004	2003

Gross premiums earned	$59,872	$63,370	$54,431
Premiums ceded	(10,452)	(9,688)	(8,141)

Premiums earned	49,420	53,682	46,290
Net investment income	4,613	3,667	4,299
Realized investment gains (losses):
Realized investment gains	584	708	685
Realized investment losses	(4)	(3)	—

Net realized investment gains	580	705	685
Service revenue	4,398	633	109

Total revenues	$59,011	$58,687	$51,383

	2005	2004	2003
Premiums in force by region at year-end:
Minnesota	$32,300	$37,800	$32,000
Colorado	8,300	10,600	13,000
Michigan	12,300	14,300	13,100

Total premiums in force	$52,900	$62,700	$58,100

      Premiums In Force and Gross Premiums Earned: Premiums on workers’ compensation insurance policies are our largest source of revenue. Premiums earned are the gross premiums earned by us on in force workers’ compensation policies, net of the effects of ceded premiums under reinsurance agreements.
      The premium we charge a policyholder is a function of the policyholder’s payroll, industry and prior workers’ compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis matching our billing to the policyholder and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our balance sheet. When a policy expires, we audit policyholder payrolls for the policy period and adjust the estimated payroll to its actual value. The result is a “final audit” adjustment recorded to premiums earned when the adjustment becomes known. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for premiums on unexpired and expired unaudited policies.

      Our premiums in force decreased to $52.9 million at December 31, 2005 from $62.7 million at December 31, 2004 and $58.1 million at December 31, 2003. Premiums in force in our Minnesota, Colorado and Michigan regions decreased $5.5 million, $2.3 million and $2.0 million, respectively, at the end of 2005 compared to the end of 2004. Average premiums in force decreased to $57.9 million in 2005 from $61.5 million in 2004 but increased from $53.6 million in 2003. Premiums in force decreased in 2005 as we focused on maintaining adequate pricing and declined business where we could not get a price that gave us an appropriate opportunity to earn a profit. We are in the midst of a soft cycle in the insurance market. We write to achieve an expected profit, no matter what our competitors do. In 2004 and 2003, we were able to grow our business while gaining appropriate pricing on our policies written. Our average annual premium per policy increased to $95,500 in 2005 from $94,600 in 2004 and $85,400 in 2003.
      Our gross premiums earned decreased 5.5% to $59.9 million in 2005 from $63.4 million in 2004. This decrease resulted primarily from: (i) the decrease in average premiums in force, offset by; (ii) a slight increase in final audit premiums which increased gross premiums earned by $1.4 million in 2005 compared to $1.2 million in 2004.
      Our gross premiums earned increased 16.5% to $63.4 million in 2004 from $54.4 million in 2003. This increase resulted primarily from: (i) the increase in average premiums in force, offset by; (ii) an increase in final audit premiums which increased gross premiums earned by $1.2 million in 2004 compared to a $323,000 increase in 2003.
      Premium rates on renewing policies decreased an average of 2.4% in 2005, compared to increases of 0.9% and 1.4% in 2004 and 2003, respectively. The 2005 decrease reflects heightened price competition due to the soft insurance market cycle in the markets in which we write premiums.
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

      Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We purchased reinsurance for 2005 in our states other than Minnesota from four reinsurers. The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

	Covers Losses per Occurrence:

	In Excess of:	Limited to:

Minnesota:
2005 WCRA	$380,000	Statutory limit
Various reinsurers	$200,000	$380,000
2004 WCRA	$360,000	Statutory limit
Various reinsurers	$200,000	$360,000
2003 WCRA	$360,000	Statutory limit
Various reinsurers	$200,000	$360,000
Other States:
2005 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2004 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2003 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
      Premiums ceded to reinsurers increased to $10.5 million in 2005 from $9.7 million in 2004. As a percent of gross premiums earned, premiums ceded increased to 17.5% in 2005 from 15.3% in 2004. The increase in premiums ceded reflects a rate increase for excess of loss reinsurance coverage in all regions in 2005. The rates we are charged are lower for Minnesota risks compared to our other states risks.
      Premiums ceded to reinsurers increased to $9.7 million in 2004 from $8.1 million in 2003. The increase in premiums ceded resulted primarily from: (i) our cost for excess of loss reinsurance coverage increased substantially in all regions in 2004; (ii) gross premiums earned in 2004 increased from 2003; and (iii) the 2004 results include a $129,000 decrease in excess of loss premiums ceded, resulting from a change in estimated reinsurance cost for the WCRA compared to a $92,000 increase in excess of loss premiums ceded in 2003.
      2006 Outlook: The 2006 outlook for premiums in force, gross premiums earned and premiums ceded include the following factors:

•	We expect increased price competition in the markets in which we operate, which will exert downward pressure on premium pricing on new and renewal policies as national and regional carriers focus on writing and retaining workers’ compensation insurance. We expect to add new agency relationships in 2006 and terminate some that are not performing well. We expect growth in premiums in force in 2006 as we expand our underwriting niche, write multi-state policies and begin leveraging unused licenses;

•	Our 2006 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	We continue to limit our exposure to large losses by purchasing excess of loss reinsurance for losses in excess of $200,000 in all our regions in 2006. The cost of excess of loss reinsurance has decreased slightly or remained the same for all regions in 2006; however, because of a shift in premiums earned to higher reinsurance cost states, we expect premiums ceded under excess of loss policies to increase as a percent of gross premiums earned in 2006 when compared to the results attained for 2005.
      Net Investment Income and Net Realized Investment Gains (Losses): Net investment income includes earnings from our investment portfolio, reduced by expenses incurred in managing the portfolio. Our net realized investment gains (losses), displayed separately on our accompanying Consolidated Statements of Income, include gains and losses from sales of securities.
      We currently invest entirely in U.S. domiciled investment-grade taxable and tax-exempt fixed maturity investments and classify our investments as available-for-sale. Our primary investment objective is to maintain a diversified, high-quality, fixed-investment portfolio structured to maximize our after-tax net investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.
      At December 31, 2003, we were invested entirely in U.S. domiciled investment-grade taxable fixed maturity investments. We added U.S. domiciled investment-grade tax-exempt fixed maturity investments in 2004 to take advantage of the tax benefits of those securities and interest rate spreads. We held cash and cash equivalents totaling $21.9 million and $39.4 million at December 31, 2005 and 2004, respectively. In order to reduce the near term interest rate risk on the portfolio, we built our cash position throughout 2003 and 2004 by holding cash received on mortgage-backed security prepayments and through sales of securities expecting interest rates would rise in 2005. During 2005, we began to invest a portion of our cash and cash equivalents into longer maturing, fixed-rate securities. We intend to hold our available-for-sale investments to maturity.
      Net investment income increased to $4.6 million in 2005 from $3.7 million in 2004. In late 2004, yields on short maturity instruments began to improve. This improvement continued throughout 2005 and resulted in a relatively “flat” yield curve. The yield curve change benefited our yields on cash and cash equivalents. Later in the year, we further enhanced our net investment income realized on cash and cash equivalents by structuring a cash ladder to improve yields without taking undue risk. Total invested assets (investments, cash and cash equivalents) increased from $126.3 million at December 31, 2004 to $129.1 million at December 31, 2005. Our book investment yield, excluding cash and cash equivalents, decreased to 3.9% at December 31, 2005 from 4.0% at December 31, 2004. As maturities occurred and pay-downs on mortgage backed securities occurred, we decreased our average maturity and duration to minimize interest rate risk. The investment yields realized in future periods will be affected by yields attained on new investments.
      Net investment income decreased to $3.7 million in 2004 from $4.3 million in 2003. This decrease in net investment income resulted from the decrease in our average book interest rates during 2004 and was partially offset by the increase in assets invested, to $86.9 million in 2004 from $77.1 million in 2003. Interest rates at December 31, 2004 were at approximately the same levels as December 2003. Approximately $7.5 million of mortgage-backed securities in our investment portfolio were repaid earlier than expected due to consumer mortgage refinancing and normal repayment patterns that occurred in 2004. An additional $11.3 million of other securities matured during 2004. The funds that became available could not be reinvested at comparable rates, causing the book investment yield to decline from 2003. Our book investment yield, excluding cash and cash equivalents, declined to 4.0% at December 31, 2004 from 4.6% at December 31, 2003.
      In 2005, 2004 and 2003, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized net investment gains totaling $580,000, $705,000 and $685,000, respectively.
      2006 Outlook: We expect that income from our investment portfolio for 2006 will be affected by the following:

•	We expect interest rates to increase in 2006. The timing of any such rate increases is unknown at this time. We intend to invest our excess cash into higher yielding investments in 2006 as rates increase;

•	We expect that short-term interest rates on cash and cash equivalents will increase in 2006 as the Federal Reserve Board increases its rates;

•	Our investment in tax-exempt municipal bonds will reduce net investment income and favorably affect net income as investment yields will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	Cash flows for 2006 are expected to be affected by decreases in cash flows resulting from claim payments on claims from 2005 and prior years offset by cash flows from our premiums and service revenue;

•	Recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we reposition our portfolio to further manage our portfolio returns. We do not anticipate selling any securities in 2006; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future net investment income.
      Service Revenue: Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third-party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Our customers include the Minnesota Workers’ Compensation Assigned Risk Plan (ARP), self-insured employers, other insurance companies, insurance agents and local governmental units. Service revenue grew to $4.4 million in 2005 from $633,000 in 2004 and $109,000 in 2003. Annualized service revenue was $6.6 million at December 31, 2005. Annualized service revenue represents the estimated total value of service contracts that are in place at any point in time.
      2006 Outlook: Service revenue will increase significantly in 2006 due to the following:

•	In March 2004, we were awarded a three-year contract to service 25% of the ARP. We are paid a fee based on a percent of the premium we service and began servicing new ARP business on July 1, 2004 and renewal ARP business on September 1, 2004. During 2005, we continued to ramp up our servicing of this contract, achieving a full “25%” share in September 2005. The total annual premium in the ARP at December 31, 2005 is approximately $85.1 million, which decreased from $100.7 million at December 31, 2004. We expect the total annual premium in the ARP to continue to decrease slightly during 2006, which will exert downward pressure on our related revenue, offset by being at a full “25%” servicing rate for the entire year; and

•	We continue to market our alternative products aggressively inside and outside the regions in which we currently operate. We expect service revenue will increase as new customers become aware of and purchase these services. The ultimate effect on service revenue is unknown at this time.
      Total Expenses: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses and income taxes.
      Claim and Claim Settlement Expenses: Claim expenses refer to medical and indemnity benefits that we paid or expect to pay to claimants for past events we insured. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the accompanying Consolidated Statements of Income.
      Claim and claim settlement expenses are our largest expense and result in our largest liability. We establish reserves that reflect our estimates of the total claim and claim settlement expenses we will ultimately have to pay under our workers’ compensation insurance policies. These include claims that have been reported but not yet settled and claims that have been incurred but not yet reported to us. For further discussion of reserve determination, see the “Unpaid Claim and Claim Settlement Expenses” and “Reinsurance Recoverables” sections of this Management’s Discussion and Analysis.
      The number of estimated ultimate claims by accident year decreased to approximately 9,500 in 2005 from 11,800 in 2004 and 9,600 in 2003, correlating directly to the decrease in gross earned premiums. The gross and net average estimated cost per claim (which includes both claim and claim settlement expenses) totaled approximately $5,200 and $4,400 in 2005 compared to $5,100 and $4,200 in 2004 and $5,000 and $4,200 in 2003, respectively. The 2005 and 2004 increases in gross and net average estimated cost per claim, when compared to the 2003 data, is primarily the result of increases in claim severity, offset by our improved ability to manage cases and claims. The trend of increasing severity is attributable to a combination of factors that include increasing medical and indemnity costs (reimbursements to injured workers for lost wages) per claim and a decline in the number of claims being reported over the last several years. The declining frequency of claims contributes to the increasing severity trend because the frequency decline has been concentrated in less expensive claims (claims involving less time-off from work and less severe injuries).
      At December 31, 2005, the number of claims reported but unpaid (open claims) and the approximate average gross and net reserves on the claims occurring in the following accident years were:

		Average Gross	Average Net
	Open Claims	Reserve	Reserve

2005	1,032	$28,800	$23,800
2004	223	$104,200	$62,400
2003	95	$116,700	$67,400
      The average gross and net reserves per claim are less in 2005 than in 2004 and 2003 as the open claims include newly reported claims from the last half of 2005, including many with much lower severity that have not had time to close, as well as new claims that are incurred but not yet reported. The remaining open claims from 2004 and 2003 are primarily claims with significant injury characteristics resulting in the increase in outstanding average gross and net reserves per claim.
      2005 Compared to 2004: Claim and claim settlement expenses decreased to $30.8 million in 2005 from $35.5 million in 2004. As a percent of premiums earned, claim and claim settlement expenses decreased to 62.3% in 2005 from 66.2% in 2004. These changes are due to the following:

•	The decrease in gross premiums earned as discussed above under “Premiums In Force and Gross Premiums Earned;”

•	The 2005 results include a $5.5 million decrease in prior accident years’ reserves for unpaid claim and claim settlement expenses compared to the 2004 results, which include a $7.0 million decrease in prior accident years’ reserves. Our estimate for unpaid claim and claim settlement expenses decreased in 2005 due to the following: (i) our ability to manage and close claims has improved over our historical experience; (ii) the re-underwriting of our book of business has resulted in claims with profiles different than experienced historically; and (iii) our estimate of the liability for unpaid claim and claim settlement expenses is volatile due to our relatively limited fourteen-year historical claim data and our small claim population; and

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2005 as compared to accident year 2004 resulting from inflationary pressures.
      2004 Compared to 2003: Claim and claim settlement expenses increased to $35.5 million in 2004 from $27.3 million in 2003. As a percent of premiums earned, claim and claim settlement expenses increased to 66.2% in 2004 from 58.9% in 2003. These changes are due to the following:

•	The increase in gross premiums earned as discussed above under “Premiums In Force and Gross Premiums Earned;”

•	The 2004 results include a $7.0 million decrease in prior accident years’ reserves for unpaid claim and claim settlement expenses compared to the 2003 results, which include a $6.7 million decrease in prior accident years’ reserves. Our estimate for unpaid claim and claim settlement expenses decreased in 2004 due to the following: (i) our ability to manage and close claims has improved over our historical experience; (ii) the re-underwriting of our book of business has resulted in claims with profiles different than experienced historically; and (iii) our estimate of the liability for unpaid claim and claim settlement expenses is volatile due to our relatively limited historical claim data and our small claim population; and

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2004 as compared to accident year 2003 resulting from inflationary pressures.

      2006 Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases (decreases) in premium rates will have a direct affect on gross premiums earned without a corresponding effect on claim and claim settlement expenses, ultimately affecting claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and changes in customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.
      The ultimate effect of the above factors on claim and claim settlement expenses is unknown at this time.
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
      The following table summarizes policy acquisition costs (000’s):

	Year Ended December 31,

	2005	2004	2003

Commission expense	$3,986	$4,489	$4,000
Premium tax expense	1,153	1,147	997
Other policy acquisition costs	2,815	2,769	3,381

Direct policy acquisition costs	7,954	8,405	8,378
Ceding commission on excess of loss reinsurance	(2,498)	(2,360)	(1,500)

Total policy acquisition costs	$5,456	$6,045	$6,878

      Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing policies. Ceding commissions received under excess of loss reinsurance policies totaled $2.5 million in 2005 compared to $2.4 million in 2004 and $1.5 million in 2003. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs were $8.0 million in 2005, $8.4 million in 2004 and $8.4 million in 2003. As a percent of gross premiums earned, direct policy acquisition costs were 13.3% in 2005 compared to 13.3% in 2004 and 15.4% in 2003. The changes in 2005, 2004 and 2003 reflect the following:

•	Gross premiums earned decreased in 2005 compared to 2004 resulting in a corresponding decrease in policy acquisition costs;

•	Commission expense decreased to 6.7% of gross premiums earned in 2005 from 7.1% in 2004 and 7.3% in 2003. The decreased commission rates are the result of the decrease in our new business in 2005 relative to 2004 and 2003 and the focus on reducing the commissions we pay. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense paid to states was 1.9% of gross premiums earned in 2005, 1.8% of gross premiums earned in 2004 and 1.8% of gross premiums earned in 2003; and

•	Other policy acquisition costs consist of personnel and overhead costs, various state and regulatory assessments related to second injury funds and mandatory state pools, payroll audit vendor costs and the net effect of assigned risk plan activity in the states in which we operate. Other policy acquisition costs were affected by the following: (i) in 2005, we recorded a $169,000 increase in other policy acquisition costs reflecting a re-allocation of prior year mandatory reinsurance pool expenses, compared to a $468,000 increase recorded in 2004 and a $1.5 million increase recorded in 2003; and (ii) a general change related to the increase or decrease in gross premiums earned. Excluding the mandatory pool re-allocation discussed above, other policy acquisition costs as a percentage of gross premiums earned were 4.4% in 2005, 3.6% in 2004 and 3.6% in 2003.

      2006 Outlook: We expect that policy acquisition costs in 2006 will be affected by the following:

•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies;

•	Premium tax accrual rates will remain relatively constant at approximately 2.0% in 2006; and

•	Other underwriting expenses will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.
      General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative charges based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs. All costs associated with our service business are included in general and administrative expenses.
      General and administrative expenses increased to $12.7 million in 2005 from $9.0 million in 2004 and $10.6 million in 2003. As a percent of total revenues, general and administrative expenses increased to 21.5% in 2005 from 15.4% in 2004 and 20.7% in 2003. These changes reflect the following:

•	General and administrative expenses increased in 2005 from 2004 levels. Significant changes include: (i) we added staff and other general and administrative expenses to deliver the services associated with the service revenue increase to $4.4 million in 2005 from $633,000 in 2004; (ii) bonus expense was $1.5 million in 2005 compared to $1.3 million in 2004; and (iii) bad debt expense was $450,000 in 2005 compared to a benefit of $108,000 in 2004, principally due to customer bankruptcies in our Michigan region; and;

•	General and administrative expenses decreased in 2004 from 2003 levels. Significant changes include: (i) the reversal of a previously recorded contingent reinsurance commission resulting in $375,000 in expense in 2003; (ii) bonus expense was $1.3 million in 2004 compared to $941,000 in 2003; (iii) bad debt expense was $400,000 lower in 2004; and (iv) we operated with fewer average headcount in 2004 compared to 2003.
      2006 Outlook: We expect that general and administrative expenses will be affected by the following:

•	Our contract to manage the ARP business and continued growth in our service revenue will require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future growth of our service revenue and to continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2006, if growth opportunities warrant opening a new office, we will evaluate the opportunity as presented; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.
      Income Taxes: We incur federal income taxes on our combined service organization (RTW and Absentia) operations and insurance operations (ACIC and BCIC). We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition and payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.
      In assessing our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.5 million valuation allowance (allowance) against deferred tax assets resulting in a corresponding increase in income tax expense. This allowance decreased by $7.9 million to $6.6 million at December 31, 2002 as a result of the income we earned in 2002 and federal tax refunds totaling $3.8 million resulting from a change in Federal tax law. This allowance was further decreased by $3.0 million in 2003 to $4.0 million as a result of the income we earned in 2003 and our analysis of projected taxable income. We eliminated the deferred tax valuation allowance and recorded a $4.0 million benefit to income taxes in 2004. Income tax expense for 2005 does not include a benefit from reducing the valuation allowance since it was fully utilized in prior years. We expect our deferred tax assets at December 31, 2005 to be realized as a result of future income and the reversal of existing taxable temporary differences.
      After adjusting for the valuation allowance benefit recorded in 2004 and 2003, income tax expense was $4.1 million for 2005 compared to $2.2 million for 2004 and $2.6 million for 2003. As a percent of income before income taxes, the income tax expense before any benefit from reducing the allowance was 40.5% of the income before income taxes in 2005 compared to 26.9% in 2004 and 40.2% in 2003. The income tax expense percentages for 2005, 2004 and 2003 have been affected by: (i) our income from operations; (ii) the amount of municipal bond income we have earned; (iii) adjustments for changes in estimates from prior periods that have affected the year-to-year comparison of income tax expense; and (iv) changes in taxable net income from our insurance subsidiaries which are subject to only federal income taxes.
      2006 Outlook: Income tax expense will vary based on: (i) our results of operations; (ii) the amount of tax-exempt income we earn; and (iii) the growth of our service revenue. The ultimate change is unknown at this time.
INVESTMENTS
      Our portfolio of fixed maturity securities at December 31, 2005 included U.S. government securities (51.5%), mortgage-backed securities (20.2%), municipal securities (17.0%), commercial paper (9.5%) and asset-backed securities (1.8%). Our portfolio is managed by an independent investment manager to maximize our after-tax net investment income without taking inappropriate credit risk. In 2005, 2004 and 2003, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized net investment gains totaling $580,000, $705,000 and $685,000, respectively. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA, AA or A1+ at December 31, 2005. We do not invest in derivative securities.
      Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums, as well as service revenue collected and other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio increased $20.3 million to $107.3 million at December 31, 2005 from $87.0 million at December 31, 2004. During 2003 and 2004, interest rates declined, leading to significant mortgage refinancing by consumers, resulting in significant prepayment or early redemption of our mortgage-backed securities. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2004 by holding cash received on mortgage-backed security pre-payments and through sales of securities, expecting that interest rates would rise in 2005. During 2005, we began to invest a portion of our cash and cash equivalents into longer maturing, fixed-rate securities. Cash and cash equivalents were $21.9 million at December 31, 2005 compared to $39.4 million at December 31, 2004. We expect that cash will decrease and investments will increase in 2006 as we continue to invest available cash into additional fixed-income securities.

      We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. At December 31, 2005, we had a $1.8 million net unrealized loss on investments at December 31, 2005 compared to a $572,000 net unrealized gain at December 31, 2004.
UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES AND REINSURANCE RECOVERABLES
      Unpaid claim and claim settlement expenses relate solely to our insurance operations. Our Absentia division and service business does not bear claim risk for its customers and carries no unpaid claim and claim settlement expenses.
      At December 31, 2005, net reserves totaled $76.8 million and included the liability for unpaid claim and claim settlement expenses of $160.1 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $83.3 million. The net reserve at December 31, 2004 totaled $78.4 million and included the liability for unpaid claim and claim settlement expenses totaling $156.1 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $77.7 million.
      Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves at December 31, 2005 represent the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred in 2005 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we calculate the difference between: (i) projected ultimate claim and claim settlement expenses as determined using generally accepted actuarial standards; and (ii) case reserves and carry the difference as an IBNR reserve. By using both estimates of reported claims and IBNR claims, we estimate the ultimate net reserves for unpaid claim and claim settlement expenses.
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
      Both internal and independent external actuaries review our net reserves for adequacy on a periodic basis. These reviews assume that past experience, adjusted for the effects of current events and anticipated trends, is an appropriate basis for predicting future events. When reviewing net reserves, actuaries analyze historical data and estimate the effect of various factors on estimated ultimate reserves including: (i) trends in general economic conditions, including the effects of medical and wage inflation; (ii) estimates of trends in claims frequency and severity; (iii) our and industry historical loss experience; and (iv) legislative enactments, legal developments and changes in social and political attitudes. Variables in the reserve estimation process can be affected by both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. There is no precise method for subsequently evaluating the effect of any specific factor on the adequacy of reserves because the eventual redundancy or deficiency is affected by many factors. Additionally, there may be significant reporting lags between the occurrence of the loss and the time it is actually reported to the insurer. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses. Accordingly, we supplement our experience with external industry data, as adjusted, to reflect anticipated differences between our results and the industry.
      Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2005 and 2004 accident years represent the majority (52% of the net reserves) of the uncertainty because these claims have the lowest proportionate amount of paid loss as of December 31, 2005. Our reserve estimates are most sensitive to changes in the assumption about inflation for the 2005 and 2004 accident years. Each one percent (1%) increase or decrease in the inflation rate for each of these accident years would increase or decrease our net loss reserve estimates at December 31, 2005 by approximately $477,000.
      Our independent actuary provides us with an annual actuarial opinion regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. At December 31, 2005, we established recorded reserves in the upper end of the actuary’s range based on our historical loss reserve development. The ultimate actual liability may be higher or lower than reserves recorded.
      Our reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at rates ranging from 3.5% to 8.0% in 2005 and 2004. The discount rates are subject to change as market interest rates change. We use the same rates for U.S. generally accepted accounting principles (GAAP) as we do for statutory accounting practices (SAP) in determining our liability. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.
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
      After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at December 31, 2005 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. See Notes 1 and 5 in the accompanying Consolidated Financial Statements. The following two tables reconcile the beginning and ending insurance reserves, displayed individually for each of the last three years.

      The following table sets forth reserves on a gross (before reinsurance) basis (000’s):

	Year Ended December 31,

	2005	2004	2003

Gross Reserves for Claim and Claim Settlement Expenses:
Gross reserves for claim and claim settlement expenses, beginning of year	$156,123	$150,044	$181,262
Provision increases (decreases) for claim and claim settlement expenses:
Current year	43,936	53,563	42,777
Prior years	(3,231)	(4,654)	(21,846)

Total provision	40,705	48,909	20,931
Payments for claim and claim settlement expenses:
Current year	11,748	12,666	11,077
Prior years	24,939	30,164	41,072

Total payments	36,687	42,830	52,149

Gross reserves for claim and claim settlement expenses, end of year	$160,141	$156,123	$150,044

      The following table sets forth reserves on a net (after reinsurance) basis (000’s):

	Year Ended December 31,

	2005	2004	2003

Net Reserves for Claim and Claim Settlement Expenses:
Net reserves for claim and claim settlement expenses, beginning of year	$78,401	$78,578	$89,440
Plus: Deferred retrospective reinsurance gain, beginning of year	49	49	49
Provision increases (decreases) for claim and claim settlement expenses:
Current year	36,264	42,583	33,954
Prior years	(5,457)	(7,047)	(6,698)

Total provision	30,807	35,536	27,256
Payments for claim and claim settlement expenses:
Current year	11,748	12,666	10,761
Prior years	20,637	23,047	27,357

Total payments	32,385	35,713	38,118
Less: Deferred retrospective reinsurance gain, end of year	(49)	(49)	(49)

Net reserves for claim and claim settlement expenses, end of year	$76,823	$78,401	$78,578

      The following gross loss reserve development table sets forth the change, over time, of gross reserves established for claim and claim settlement expenses at the end of the last ten years. The table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31, (000’s)

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$160,141	$156,123	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256	$37,138
Paid (cumulative) as of:
One year later		$24,937	$30,164	$41,072	$46,043	$49,241	$45,933	$37,062	$28,315	$20,529	$10,032
Two years later			43,436	61,363	17,086	74,681	67,442	56,031	42,889	29,841	15,306
Three years later				71,132	86,710	90,484	78,244	65,664	50,558	35,370	18,415
Four years later					93,348	98,689	85,754	70,631	54,835	38,880	19,964
Five years later						103,391	89,956	73,979	57,261	41,029	21,289
Six years later							93,045	76,311	59,012	41,980	22,117
Seven years later								78,476	60,352	42,728	22,702
Eight years later									61,637	43,511	23,020
Nine years later										44,208	23,448
Ten years later											23,809
Reserves re-estimated as of:
End of year	$160,141	$156,123	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256	$37,138
One year later		152,892	145,389	159,415	183,923	160,065	118,205	85,384	72,443	44,862	26,086
Two years later			147,117	160,147	166,738	168,222	130,120	95,696	64,499	48,233	22,295
Three years later				163,724	168,892	157,251	137,002	101,893	73,031	44,587	24,111
Four years later					174,451	161,905	129,819	107,522	75,554	50,552	23,054
Five years later						168,190	132,813	103,064	79,398	52,063	26,485
Six years later							138,782	105,705	76,610	54,327	27,237
Seven years later								110,136	77,921	53,047	28,411
Eight years later									80,855	54,250	28,533
Nine years later										55,491	29,107
Ten years later											29,627
Initial reserves in excess of (less than) re-estimated reserves
Amount		$3,231	$2,927	$17,538	$6,859	$(39,349)	$(38,951)	$(12,867)	$(19,786)	$(6,235)	$7,511
Percent		2.1%	2.0%	9.7%	3.8%	(30.5)%	(39.0)%	(13.2)%	(32.4)%	(12.7)%	20.2%
      The table above represents the development of balance sheet gross reserves for 1995 through 2005. The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded gross reserves, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.
      The “initial reserves in excess of (less than) re-estimated reserves” (Amount and Percent rows) represent the aggregate change in the estimates over all prior years. For example, the 1998 reserve developed a $12.9 million net deficiency over the course of the succeeding years.
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
      The following net loss reserve development table sets forth the change, over time, of net reserves established for claim and claim settlement expenses at the end of the last ten years. The table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$160,141	$156,123	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256	$37,138
Reinsurance recoverables	83,318	77,722	71,466	91,822	90,115	61,845	41,179	21,403	5,374	6,183	8,312

Net reserves for unpaid claim and claim settlement expenses	$76,823	$78,401	$78,578	$89,440	$91,195	$66,996	$58,652	$75,866	$55,695	$43,073	$28,826

Paid (cumulative) as of:
One year later		$20,637	$23,047	$27,357	$30,285	$32,028	$35,932	$34,380	$27,737	$19,439	$8,595
Two years later			32,068	40,956	43,825	43,823	48,069	49,958	42,046	28,173	12,894
Three years later				46,673	50,871	49,531	54,360	56,376	49,671	33,438	15,521
Four years later					54,078	53,130	58,113	60,453	53,814	36,904	16,869
Five years later						55,342	60,690	63,278	56,140	38,919	18,020
Six years later							62,465	65,347	57,903	39,770	18,714
Seven years later								66,674	59,219	40,530	19,200
Eight years later									60,442	41,289	19,530
Nine years later										41,924	19,934
Ten years later											20,232
Reserves re-estimated as of:
End of year	$76,823	$78,401	$78,578	$89,440	$91,195	$66,996	$58,652	$75,866	$55,695	$43,073	$28,826
One year later		72,944	71,531	82,742	82,839	74,727	74,181	67,753	66,674	39,988	20,751
Two years later			69,831	78,482	76,545	71,202	76,502	77,205	61,075	43,484	18,469
Three years later				78,037	77,055	71,911	75,321	78,391	68,065	41,451	19,796
Four years later					78,054	71,177	77,443	78,772	69,474	45,959	19,389
Five years later						73,660	75,588	80,522	69,595	47,147	21,254
Six years later							79,204	78,878	69,926	47,126	22,568
Seven years later								82,676	69,095	46,969	22,388
Eight years later									71,540	47,039	22,342
Nine years later										48,288	22,727
Ten years later											22,950
Initial reserves in excess of (less than) re-estimated reserves
Amount		$5,457	$8,747	$11,403	$13,141	$(6,664)	$(20,552)	$(6,810)	$(15,845)	$(5,215)	$5,876
Percent		7.0%	11.1%	12.7%	14.4%	(9.9)%	(35.0)%	(9.0)%	(28.4)%	(12.1)%	20.4%
      The table above represents the development of balance sheet net reserves for 1995 through 2005. The top three rows of the table reconcile gross reserves to net reserves for unpaid claim and claim settlement expenses recorded at the balance sheet date for each of the indicated years.
      The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year.
      The lower portion of the table shows the re-estimated amount of the previously recorded net reserves, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years. For example, for the 1998 calendar year valued as of December 31, 2005, we paid $66.7 million of the currently estimated $82.7 million of claim and claim settlement expenses that were incurred through the end of 1998. Thus, the difference, an estimated $15.7 million of claim and claim settlement expenses incurred through 1998, remained unpaid as of December 31, 2005.
      The “initial reserves in excess of (less than) re-estimated reserves” (Amount and Percent rows) represent the aggregate change in the estimates over all prior years. For example, the 1998 reserve developed a $6.8 million net deficiency over the course of the succeeding years. The net amount has been included in income and the changes have been recorded in the period identified. The cumulative net deficiencies in 2000 and 1999 are the result of reserve development inherent in the uncertainty in establishing reserves and anticipated loss trends. As discussed above, due to our relatively limited historical claim data and small claim population, our estimate of the liability for net reserves is difficult and volatile. As discussed further below, the reserve redundancy in 2001 is the result of accrual reversals resulting from changes in methods of assessing second injury funds, lower frequency in claims reported from the estimate at December 31, 2001, and reductions in amounts expected to be incurred for our participation in mandatory state and national assigned risk pools.
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
      The following table is derived from the net loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 2005. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimate (increase) decrease for the indicated accident year (000’s):

											Cumulative
											Re-estimates
	Effect of Reserve Re-estimates on Calendar Year Operations:										for each
											Accident
	2005	2004	2003	2002	2001	2000	1999	1998	1997	Pre-1997	Year

Accident Year:
1992	$(21)	$25	$(30)	$2	$(6)	$(19)	$38	$(15)	$(37)	$(110)	$(173)
1993	12	(98)	14	261	(706)	(160)	7	(96)	(42)	741	(67)
1994	3	(174)	(77)	178	(633)	(459)	(68)	(574)	413	3,943	2,552
1995	(217)	(138)	139	(261)	31	(1,227)	430	(642)	1,948	4,604	4,667
1996	(1,026)	315	111	(159)	126	(2,643)	1,626	(2,169)	803		(3,016)
1997	(1,196)	901	(488)	(142)	(221)	(2,482)	3,566	(7,483)			(7,545)
1998	(1,353)	813	(1,419)	(320)	283	(2,462)	2,514				(1,944)
1999	182	211	(372)	1,622	(1,195)	(6,077)					(5,629)
2000	1,133	(1,121)	1,413	2,344	(5,410)						(1,641)
2001	1,484	1,756	4,003	4,831							12,074
2002	1,444	1,770	3,404								6,618
2003	1,255	2,787									4,042
2004	3,757										3,757

Total	$5,457	$7,047	$6,698	$8,356	$(7,731)	$(15,529)	$8,113	$(10,979)	$3,085	$9,178	$13,695

      The 2005 results include a $5.5 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses decreased in 2005 due to the following: (i) our ability to manage and close claims has improved over our historical experience; (ii) the re-underwriting of our book of business has resulted in claims with profiles different than experienced historically; and (iii) our estimate of the liability for unpaid claim and claim settlement expenses is volatile due to our relatively limited fourteen-year historical claim data and our small claim population.
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
      The 2003 results include a $6.7 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate for unpaid claim and claim settlement expenses decreased in 2003 due to the following: (i) the frequency of claims reported in 2002 and prior years was less than anticipated when we determined our liability in 2002; and (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.
LIQUIDITY AND CAPITAL RESOURCES
      Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.
      Our primary sources of cash from operations are insurance premiums collected, reimbursements under reinsurance contracts, service revenue collected and net investment income. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. In 2005 and 2004, reinsurance reimbursements from our $25,000 to $300,000 excess of loss reinsurance agreement, which began in mid 1998 and ran-off in 2001, offset similar payments to claimants for those years. This trend will continue in 2006. We further expect that cash and cash equivalents will decrease from levels reported at December 31, 2005 as we take advantage of the anticipated increase in interest rates to purchase fixed maturity investments. Available cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash, a money market fund that invests primarily in short-term U.S. Government securities, commercial paper with maturities of three months or less and overnight repurchase agreements secured by U.S. Treasury or U.S. Government Agency securities.
      Cash provided by operating activities was $4.9 million for 2005. This is primarily a result of net income of $6.0 million and an increase of $4.0 million in unpaid claim and claim settlement expenses offset by an increase in amounts due from reinsurers of $4.9 million. Net cash used in investing activities was $23.0 million due primarily to $45.9 million in purchases of securities offset by $11.2 million in proceeds from sales of securities and $12.5 million in maturities of investments. Net cash provided by financing activities was $578,000 due to the exercise of stock options in 2005.
      Our need for additional capital is primarily the result of regulations that require certain ratios of regulatory or statutory capital to premiums written in our insurance subsidiary as defined by state regulatory bodies and insurance rating agencies. Raising additional permanent capital would further reduce our ratio of premium to capital and provide a solid base for the future growth of our insurance subsidiary. As an alternative to raising additional permanent capital, certain reinsurance contracts could be used on an interim basis that would have the effect of reducing the ratio of premiums to capital and surplus in ACIC to satisfy state regulatory requirements.
      Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. Under Minnesota insurance law regulating the payment of dividends, in any twelve month period, ACIC can pay a dividend to us from its earned surplus (unassigned surplus) not to exceed the greater of 10% of ACIC’s total surplus or ACIC’s prior years’ net income reduced for realized capital gains net of income taxes. At December 31, 2005, ACIC could pay a dividend to us totaling $4.1 million without the approval of the Minnesota Department of Commerce (See Note 9 of Notes to Consolidated Financial Statements). ACIC has never paid a dividend to us, and we intend to retain capital in the insurance subsidiaries.
      On September 15, 1998, our Board of Directors approved a share repurchase program authorizing us to repurchase, from time to time, up to $4,000,000 of RTW, Inc. common stock. No shares were repurchased under this program in 2005 or 2004. We repurchased 18,619 shares in 2003 for approximately $37,000. We repurchased these shares on the open market or through private transactions based upon market conditions and availability. The repurchased shares will be used for employee stock option and purchase plans and other corporate purposes.
      At December 31, 2005, investments with a market value of $15.8 million were held as statutory deposits and pledged as collateral. Investments held as statutory deposits and pledged as collateral do not currently have an adverse effect on our liquidity. We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations and capital expenditures for the next twelve months.
CONTRACTUAL OBLIGATIONS
      Our contractual obligations consist solely of operating leases for our facilities. Future minimum (base) rental payments required under the leases, as of December 31, 2005, are as follows (000’s):

2006	$1,022
2007	670
2008	125
2009	140
2010	59
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
      An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.3 million.
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
REGULATION
      Our insurance subsidiaries are subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 2005, ACIC was licensed to do business in twenty-three states while BCIC was licensed only in Minnesota.
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
      In June 2005, the Financial Accounting Standards Board (FASB) finalized FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-a and issued re-titled FSP Statement of Financial Accounting Standard (SFAS) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP provides guidance on the recognition of impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our current policy for other-than-temporary impairments complies with FSP 115-1. Accordingly, the adoption of this standard has not had a material effect on the consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period), which is usually equal to the vesting period. In accordance with the transitional guidance given in the statement, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements. In April 2005, the Securities and Exchange Commission delayed the effective date of implementing SFAS No. 123R until fiscal years beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of 2006. We do not expect the adoption of SFAS No. 123R will have a material effect on our financial statements.
      In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in the fiscal year beginning after December 15, 2006, with earlier adoption encouraged. The Company only issues workers’ compensation insurance policies, which are a statutory coverage and are not subject to internal replacement or modification in product benefits, features, right or coverages. The Company does not expect the impact of adoption SOP 05-1 to have a significant effect on operations, financial condition or liquidity.
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
Minneapolis. Minnesota
      We have audited the accompanying consolidated balance sheets of RTW, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RTW, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
February 14, 2006
Minneapolis, Minnesota

RTW, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

	(In thousands, except
	share data)
ASSETS
Investments at fair value, amortized cost of $109,021 and $86,382	$107,250	$86,954
Cash and cash equivalents	21,914	39,379
Accrued investment income	857	783
Premiums receivable, less allowance of $192 and $90	3,382	3,792
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	83,318	77,722
On paid claim and claim settlement expenses	751	1,401
Deferred policy acquisition costs	889	1,112
Furniture and equipment, net	1,444	1,228
Other assets	8,666	8,136

Total assets	$228,471	$220,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$160,141	$156,123
Unearned premiums	8,341	10,497
Accrued expenses and other liabilities	9,411	8,356

Total liabilities	177,893	174,976
Commitments and contingencies	—	—
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,441,000 and 5,322,000 shares	21,365	21,071
Retained earnings	30,364	24,082
Accumulated other comprehensive (loss) income	(1,151)	378

Total shareholders’ equity	50,578	45,531

Total liabilities and shareholders’ equity	$228,471	$220,507

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands, except share
	and per share data)
Revenues:
Gross premiums earned	$59,872	$63,370	$54,431
Premiums ceded	(10,452)	(9,688)	(8,141)

Premiums earned	49,420	53,682	46,290
Net investment income	4,613	3,667	4,299
Realized investment gains (losses):
Realized investment gains	584	708	685
Realized investment losses	(4)	(3)	—

Net realized investment gains	580	705	685
Service revenue	4,398	633	109

Total revenues	59,011	58,687	51,383
Expenses:
Claim and claim settlement expenses	30,807	35,536	27,256
Policy acquisition costs	5,456	6,045	6,878
General and administrative expenses	12,669	9,034	10,614

Total expenses	48,932	50,615	44,748

Income from operations	10,079	8,072	6,635
Interest expense	—	—	48

Income before income taxes	10,079	8,072	6,587
Income tax expense (benefit)	4,081	(1,869)	(412)

Net income	$5,998	$9,941	$6,999

Income per share:
Basic income per share	$1.11	$1.90	$1.37

Diluted income per share	$1.06	$1.81	$1.32

Weighted average shares outstanding:
Basic shares outstanding	5,399,000	5,233,000	5,114,000

Diluted shares outstanding	5,663,000	5,487,000	5,296,000

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				Other
		Comprehensive		Comprehensive	Total
	Common	Income	Retained	Income	Shareholders’
	Stock	(Loss)	Earnings	(Loss)	Equity

	(In thousands)
Balance at January 1, 2003	$20,619		$6,971	$2,220	$29,810
Comprehensive income (loss):
Net income	—	$6,999	6,999	—	6,999
Other comprehensive income (loss), net of tax:
Change in unrealized investment gains	—	(1,247)	—	(1,247)	(1,247)

Comprehensive income		$5,752

Retirement of common stock	(37)		—	—	(37)
Stock options exercised	19		—	—	19
Issuance of shares under ESPP	43		—	—	43

Balance at December 31, 2003	20,644		13,970	973	35,587
Comprehensive income (loss):
Net income	—	$9,941	9,941	—	9,941
Other comprehensive income (loss), net of tax:
Change in unrealized investment gains	—	(595)	—	(595)	(595)

Comprehensive income		$9,346

Stock options exercised	362		171	—	533
Issuance of shares under ESPP	65		—	—	65

Balance at December 31, 2004	21,071		24,082	378	45,531
Comprehensive income:
Net income	—	$5,998	5,998	—	5,998
Other comprehensive income (loss), net of tax:
Change in unrealized investment losses	—	(1,529)	—	(1,529)	(1,529)

Comprehensive income		$4,469

Stock options exercised	195		284	—	479
Issuance of shares under ESPP	99		—	—	99

Balance at December 31, 2005	$21,365		$30,364	$(1,151)	$50,578

See notes to consolidated financial statements.

RTW, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$5,998	$9,941	$6,999
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(580)	(705)	(685)
Depreciation and amortization	686	952	1,191
Deferred income taxes	599	(2,576)	(828)
Changes in assets and liabilities:
Reinsurance recoverables	(4,946)	(6,803)	21,611
Unpaid claim and claim settlement expenses	4,018	6,079	(31,218)
Unearned premiums, net of premiums receivable	(1,746)	1,007	2,105
Other, net	889	177	5,200

Net cash provided by operating activities	4,918	8,072	4,375
Cash flows from investing activities:
Maturities of investments	12,450	11,324	5,650
Purchases of available-for-sale investments	(45,915)	(41,446)	(32,903)
Proceeds from sales of available-for-sale investments	11,190	21,625	27,618
Purchases of furniture and equipment	(696)	(444)	(175)
Disposals of furniture and equipment	10	—	22

Net cash (used in) provided by investing activities	(22,961)	(8,941)	212
Cash flows from financing activities:
Payments on notes payable	—	—	(1,250)
Stock options exercised	479	533	19
Issuance of common stock under ESPP	99	65	43
Retirement of common stock	—	—	(37)

Net cash provided by (used in) financing activities	578	598	(1,225)

Net (decrease) increase in cash and cash equivalents	(17,465)	(271)	3,362
Cash and cash equivalents at beginning of year	39,379	39,650	36,288

Cash and cash equivalents at end of year	$21,914	$39,379	$39,650

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$27

Income tax payments	$2,839	$1,033	$115

See notes to consolidated financial statements.

RTW, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, and 2003
Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Organization — RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC) and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC); (ii) self-insured employers on a fee-for-service basis; (iii) state-sponsored assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) to agents and employers on a consulting basis, charging hourly fees through RTW and its Absentiasm division. ACIC offers guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. BCIC began underwriting business in October 2005 and offers guaranteed-cost workers’ compensation insurance to selected employers only in Minnesota. Collectively, “we,” “our” and “us” refer to RTW, ACIC, BCIC and Absentia in these Notes to Consolidated Financial Statements.
      We benefit from our ability to reduce workers’ compensation and disability system costs and provide employers the ability to control their workers’ compensation, disability and absence programs. Our insurance subsidiaries are domiciled in Minnesota and operated primarily in Minnesota, Michigan and Colorado in 2005, 2004 and 2003. Absentia serviced customers in six states in 2004 and expanded to 18 states by December 31, 2005. In 2002, we non-renewed all insurance policies in our Missouri and Massachusetts regions and completed our run-off of policies in these regions by February 2003.
      The following explains the accounting policies we use to arrive at some of the more significant amounts in our financial statements.
      Accounting Principles — We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP).
      Consolidation — Our consolidated financial statements include the accounts of RTW, ACIC and BCIC. We eliminate all inter-company accounts and transactions in consolidation.
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
      We continually monitor the difference between investment cost and fair value for each of our securities. If any security experiences a decline in value that is determined to be other than temporary, we reduce the

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
security’s carrying value for the decline and record a realized loss in the Consolidated Statements of Income. No securities were reduced for declines in fair value in 2005, 2004 or 2003.
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
      Depreciation — We depreciate furniture and equipment on a straight-line basis over the estimated useful life of the asset (five to ten years). Furniture and equipment are recorded at cost less accumulated depreciation of $5.1 million and $4.7 million at December 31, 2005 and 2004, respectively.
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
      Our “Unpaid claim and claim settlement expenses” represent reserves established for the estimated total unpaid cost of claim and claim settlement expenses for insured events that occurred on or prior to each balance sheet date. The reserves are primarily undiscounted; however, we discounted selected claims that have fixed or determinable future payments by $342,000 in 2005 and $344,000 in 2004 using discount factors ranging from 3.5% to 8.0%. These reserves reflect our estimates of the total cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported. Our estimates consider such variables as past loss experience, current claim trends and prevailing social, economic and legal environments. We have a limited amount of historical data to use in estimating our reserves for unpaid claim and claim settlement expenses because we commenced operations in 1992. As a result, we supplement our experience with external industry data, as adjusted to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
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
      Premiums Earned — Premiums on workers’ compensation insurance policies are our largest source of revenue. The premium we charge a policyholder is a function of its payroll, industry and prior workers’ compensation claims experience. In underwriting a policy, we receive policyholder payroll estimates for the ensuing year. We record premiums written on an installment basis, matching billing to the policyholder, and earn premiums on a daily basis over the life of each insurance policy based on the payroll estimate. We record the excess of premiums billed over premiums earned for each policy as unearned premiums on our Consolidated Balance Sheet. When a policy expires, we audit employer payrolls for the policy period and adjust the estimated payroll and the policyholder’s premium to its actual value. The result is a “final audit” adjustment recorded to premiums earned when the adjustment becomes known. We also estimate the final audit amount to be billed on unexpired and expired unaudited policies and record a final audit receivable included in premiums receivable on the Consolidated Balance Sheet. Final audit premiums recognized during the period include billed final audit premiums plus (or minus) the change in estimate for final audit premiums on unexpired and expired unaudited policies.
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

	2005	2004	2003

Net income:
As reported	$5,998	$9,941	$6,999
Pro forma	5,813	9,507	6,814
Basic income per share:
As reported	1.11	1.90	1.37
Pro forma	1.08	1.82	1.33
Dilutive income per share:
As reported	1.06	1.81	1.32
Pro forma	1.03	1.73	1.29
      The weighted average fair value of options granted under the ESPP and 1994 Stock Plan during 2005, 2004 and 2003 is estimated at $1.84, $2.13 and $1.48, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 26.1% to 33.8% in 2005, 41.0% to 73.8% in 2004 and 115.3% to 131.5% in 2003; risk-free interest rates ranging from 1.1% to 4.2%; and an expected life of 1 to 54 years.
      Effect of Recent Accounting Pronouncements — In June 2005, the Financial Accounting Standards Board (FASB) finalized FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-a and issued re-titled FSP Statement of Financial Accounting Standard (SFAS) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP provides guidance on the recognition of impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our current

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
policy on other-than-temporary impairments complies with FSP 115-1. Accordingly, the adoption of this standard has not had a material effect on the consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, i.e., the requisite service period, which is usually equal to the vesting period. In accordance with the transitional guidance given in the statement, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service period has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure requirements. In April 2005, the Securities and Exchange Commission delayed the effective date of implementing SFAS No. 123R until fiscal years beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of 2006.
      We intend to use the modified prospective transitional method upon adoption. Under the modified prospective method, there would be no compensation charge for vested awards that are outstanding on the effective date of SFAS No. 123R. Unvested awards that are outstanding on the effective date would be charged to expense over the remaining vesting period. Accordingly, we anticipate that we will recognize approximately $114,000, $87,000 and $18,000 of incremental compensation costs in 2006, 2007 and 2008 respectively related to unvested awards outstanding at December 31, 2005.
      In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in the fiscal rear beginning after December 15, 2006, with earlier adoption encouraged. The Company only issues workers’ compensation insurance policies, which are a statutory coverage and are not subject to internal replacement or modification in product benefits, features, right or coverages. The Company does not expect the impact of adoption SOP 05-1 to have a significant effect on operations, financial condition or liquidity.

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

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following is a reconciliation of the numerators and denominators of basic and diluted income per share:

	2005	2004	2003

Net income (000’s)	$5,998	$9,941	$6,999

Basic weighted average shares outstanding	5,399,000	5,233,000	5,114,000
Effect of dilutive stock options	264,000	254,000	182,000

Diluted weighted average shares outstanding	5,663,000	5,487,000	5,296,000

Basic income per share	$1.11	$1.90	$1.37

Diluted income per share	$1.06	$1.81	$1.32

Note 3 —	INVESTMENTS
      Valuation of Investments — The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

2005
U.S. government securities	$56,138	$63	$(960)	$55,241
Commercial paper	10,167	—	—	10,167
Asset-backed securities	2,009	—	(60)	1,949
Mortgage-backed securities	22,049	45	(403)	21,691
Municipal securities	18,658	—	(456)	18,202

Total investments	$109,021	$108	$(1,879)	$107,250

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2004
U.S. government securities	$41,439	$654	$(133)	$41,960
Asset-backed securities	2,011	11	(19)	2,003
Mortgage-backed securities	24,006	234	(37)	24,203
Municipal securities	18,926	42	(180)	18,788

Total investments	$86,382	$941	$(369)	$86,954

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      The gross unrealized losses and fair value of our investments aggregated by the length of time that individual securities have been in a continuous unrealized loss position are as follows (000’s):

	Less Than Twelve		Greater Than Twelve
	Months		Months

		Gross		Gross		Total Gross
	Fair	Unrealized	Fair	Unrealized	Total Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

2005
U.S. government securities	$42,018	$(734)	$8,987	$(226)	$51,005	$(960)
Mortgage-backed and asset- backed securities	16,377	(342)	4,127	(121)	20,504	(463)
Municipal securities	5,207	(62)	12,995	(394)	18,202	(456)

Total investments	$63,602	$(1,138)	$26,109	$(741)	$89,711	$(1,879)

	Less Than Twelve		Greater Than Twelve
	Months		Months

		Gross		Gross		Total Gross
	Fair	Unrealized	Fair	Unrealized	Total Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

2004
U.S. government securities	$40,912	$(118)	$1,048	$(15)	$41,960	$(133)
Mortgage-backed and asset- backed securities	26,206	(56)	—	—	26,206	(56)
Municipal securities	18,788	(180)	—	—	18,788	(180)

Total investments	$85,906	$(354)	$1,048	$(15)	$86,954	$(369)

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
      Deposits — Included in investments are U.S. government securities and cash on deposit with various regulatory authorities, as required by law, with a fair value of $15.8 million and $16.2 million at December 31, 2005 and 2004, respectively.
      Additionally, included in investments are U.S. government securities pledged as collateral against a letter of credit provided to an insurer, with a fair value of $2.0 million and $1.9 million at December 31, 2005 and 2004, respectively.

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      Fixed Maturities by Maturity Date — The following table presents the amortized cost and fair value of investments by contractual maturity at December 31, 2005. Actual maturities may differ from those stated as a result of calls and prepayments (000’s):

	Amortized	Estimated
Maturing In:	Cost	Fair Value

One year or less	$14,885	$14,843
Over one year through five years	49,762	48,745
Over five years through ten years	17,187	16,893
Over ten years	5,138	5,078
Mortgage-backed securities with various maturities	22,049	21,691

Total investments	$109,021	$107,250

      Net Investment Income — Net investment income includes income from the following sources (000’s):

	2005	2004	2003

Fixed maturity investments	$4,099	$3,383	$4,346
Cash and cash equivalents	672	344	128
Other	15	110	—

Investment income	$4,786	$3,837	$4,474

Investment expense	(173)	(170)	(175)

Net investment income	$4,613	$3,667	$4,299

Note 4 — REINSURANCE
      Our consolidated financial statements reflect the effects of ceded reinsurance transactions. We purchase reinsurance to protect us from potential losses in excess of the level we are willing to accept. Our primary reinsurance is excess of loss coverage that limits our per-incident exposure.
      We report reinsurance related balances on a “gross” basis on the Consolidated Balance Sheet, resulting in reinsurance recoverable amounts on unpaid and on paid claim and claim settlement expenses recorded as assets. We estimate amounts recoverable from reinsurers in a manner consistent with the claim liability associated with the reinsured policy.

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

	Covers Losses per Occurrence:

	In Excess of:	Limited to:

Minnesota:
2005 WCRA	$380,000	Statutory limit
Various reinsurers	$200,000	$380,000
2004 WCRA	$360,000	Statutory limit
Various reinsurers	$200,000	$360,000
2003 WCRA	$360,000	Statutory limit
Various reinsurers	$200,000	$360,000
Other States:
2005 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2004 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2003 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
      For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retrospective basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in each of 2002, 2001 and 2000 and $740,000 in 1999, resulting in an un-amortized deferred gain of $49,000 at December 31, 2005. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however, the policy was effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower level excess of loss reinsurance policy.
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

	2005	2004

Excess of loss reinsurance through various reinsurers	$83,318	$77,722

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      The effect of ceded reinsurance on premiums written and claim and claim settlement expenses are as follows (000’s):

	2005	2004	2003

Premiums written:
Direct	$57,716	$64,687	$56,481
Ceded	(10,452)	(9,688)	(8,141)

Net premiums written	$47,264	$54,999	$48,340

Claim and claim settlement expenses:
Direct	$40,705	$48,909	$20,932
Ceded	(9,898)	(13,373)	6,324

Net claim and claim settlement expenses	$30,807	$35,536	$27,256

      During 2003, we re-evaluated and lowered our estimate for excess of loss unpaid claim and claim settlement expenses by $15.1 million, which inured to the benefit of our reinsurers. Excluding the effect of this benefit, our ceded losses to reinsurers would have been $8.8 million.
      The reinsurance recoverable on paid claim and claim settlement expenses consists primarily of receivables from paid claim and claim settlement expenses that were submitted but not yet reimbursed by reinsurers at December 31, 2005 and 2004.
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

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000’s):

	2005	2004	2003

Balance at January 1	$156,123	$150,044	$181,262
Less reinsurance recoverables	(77,722)	(71,466)	(91,822)
Plus deferred gain on retrospective reinsurance	49	49	49

Net balance at January 1	78,450	78,627	89,489
Incurred related to:
Current year	36,264	42,583	33,954
Prior years	(5,457)	(7,047)	(6,698)

Total incurred	30,807	35,536	27,256
Paid related to:
Current year	11,748	12,666	10,761
Prior years	20,637	23,047	27,357

Total paid	32,385	35,713	38,118

Net balance at December 31	76,872	78,450	78,627
Plus reinsurance recoverables	83,318	77,722	71,466
Plus deferred gain on retrospective reinsurance	(49)	(49)	(49)

Balance at December 31	$160,141	$156,123	$150,044

      Changes in estimates of unpaid claim and claim settlement expenses for prior years decreased the provision for claim and claim settlement expenses by $5.5 million, $7.0 million and $6.7 million in 2005, 2004 and 2003, respectively.
      Our estimate for unpaid claim and claim settlement expenses decreased in 2005 due to the following: (i) we improved our effectiveness in managing open claims, closing them earlier than originally anticipated; and (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.
      Our estimate for reinsurance recoverables increased in 2005 due to: (i) increasing our large loss development factors based on changes in industry data offset by; (ii) payments and the related recoveries on prior year ceded claim and claim settlement expenses.
      Our estimate for unpaid claim and claim settlement expenses decreased in 2004 due to the following: (i) the frequency of claims reported in 2004 for 2003 and prior years was less than anticipated when we determined our liability in 2003; and (ii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.
      Our estimate for reinsurance recoverables increased in 2004 due to the growth in our gross premiums earned in 2004 offset by payments and the related recoveries on prior year ceded claim and claim settlement expenses.
      We recovered $5.0 million, $6.6 million and $15.3 million from reinsurers during 2005, 2004 and 2003 respectively.

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
Note 7 — INCOME TAXES
      Income tax expense (benefit) consists of the following (000’s):

	2005	2004	2003

Current:
Federal	$3,161	$651	$288
State	321	56	128

Total current tax expense	3,482	707	416
Deferred:
Federal	599	(2,576)	(828)
State	—	—	—

Total deferred tax expense (benefit)	599	(2,576)	(828)

Income tax expense (benefit)	$4,081	$(1,869)	$(412)

      Our income tax benefit differs from the federal statutory rate as follows (000’s):

	2005	2004	2003

Federal income tax expense at 35%	$3,528	$2,825	$2,305
Increase (reduction) in income tax expense (benefit) resulting from:
State income taxes, net of federal income tax benefit	209	36	79
Tax-exempt investment income	(162)	(123)	—
Deferred income tax valuation allowance	—	(4,040)	(3,060)
Tax expense (benefit) related to prior periods	495	(495)	—
Other	11	(72)	264

Income tax expense (benefit)	$4,081	$(1,869)	$(412)

      Income tax expense for 2005 and 2004 included adjustments for differences between our tax provision computation and final tax expense based on our filed tax returns.

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      Differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Balance Sheets that will result in taxable or deductible amounts in future years are called temporary differences. The tax effects of temporary differences that give rise to net deferred tax assets, included within other assets, are as follows (000’s):

	2005	2004

Unpaid claim and claim settlement expenses	$5,023	$5,293
Accrued second injury funds	37	74
Unearned premiums	1,639	2,067
Retrospective reinsurance	17	17
Net unrealized loss on securities	620	—
Other	461	326

Deferred tax assets	7,797	7,777
Net unrealized gain on securities	—	(194)
Deferred policy acquisition costs	(764)	(937)
Depreciation	(204)	(240)
Other	(208)	—

Deferred tax liabilities	(1,176)	(1,371)

Net deferred tax asset	$6,621	$6,406

      In assessing our ability to realize the future benefit of deferred tax assets, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The valuation allowance decreased to $4.0 million in 2003 based on our projected taxable income and available tax planning strategies. In 2004, we eliminated the remaining allowance as we expect the entire deferred tax asset will be realized as a result of income and the reversal of existing taxable temporary differences in the future
      Income taxes receivable were approximately $381,000 and $733,000 at December 31, 2005 and 2004, respectively, and are included in other assets.
Note 8 — EMPLOYEE BENEFITS AND PLANS
      Stock Based Compensation — We account for our stock-based compensation plans, the RTW, Inc. 1995 Employee Stock Purchase Plan and Trust (ESPP), the 1994 Stock Plan and the 2005 Stock Plan, using Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      1995 Employee Stock Purchase Plan — The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In 2003, the shares reserved for distribution under the plan were increased from 100,000 to 150,000 shares. In 2004, the ESPP was amended to allow the issuance of stock within 10 years of any increase in the number of shares authorized to be issued under the plan. In 2005, the shares reserved for distribution under the plan were further increased from 150,000 to 200,000 shares. The ESPP terminates in 2013 and will be carried out in phases, each consisting of one year or a different period of time approved by the Board of Directors. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase in the most recent three years completed through 2005:

	Shares	Purchase
Phase:	Purchased	Price

Beginning April 2002, expiring April 2003	20,649	$2.07
Beginning April 2003, expiring April 2004	20,151	3.23
Beginning April 2004, expiring April 2005	17,279	5.72
      The eleventh one-year phase began in April 2005 and expires in April 2006.
      Our liability for employee contributions withheld at December 31, 2005 and 2004 for the purchase of shares in April 2006 and April 2005 under the ESPP was $116,000 and $71,000, respectively.
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

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      Options granted, exercised, canceled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified

		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price

Balance, January 1, 2003	137,071	$9.54	326,875	$2.60
Granted	155,500	2.19	12,500	3.13
Exercised	(8,000)	2.22	—	—
Canceled	(9,052)	9.62	(80,000)	2.20

Balance, December 31, 2003	275,519	5.60	259,375	2.75
Granted	209,948	6.14	79,302	6.14
Exercised	(43,468)	2.22	(133,500)	2.18
Canceled	(38,572)	6.21	(1,875)	5.33

Balance, December 31, 2004	403,427	6.19	203,302	4.42
Granted	—	—	62,500	9.02
Exercised	(59,267)	2.60	(43,000)	1.98
Canceled	(9,857)	5.52	(6,667)	6.45

Balance, December 31, 2005	334,303	$6.85	216,135	$6.18

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
      2005 Stock Plan — The 2005 Stock Plan was approved by the shareholders in June 2005 and provides for awards of incentive stock options (as defined in section 422 of the Internal Revenue code) and non-qualified stock options. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board of Directors or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant.
      Options granted, exercised, canceled and outstanding under the 2005 Stock Plan are as follows:

Qualified

Weighted
Average
	Option	Exercise
	Shares	Price

Balance, January 1, 2005	—	—
Granted	15,000	$11.72
Exercised	—	—
Canceled	—	—

Balance, December 31, 2005	15,000	$11.72

      Incentive stock options expire ten years from the date of grant and substantially all are subject to continued employment with us. Options are generally subject to vesting provisions that restrict exercise of the option.

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the options outstanding and exercisable under both the 1994 Stock Plan and the 2005 Stock Plan at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
	Number			Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Price Range	Options	Life	Price	Options	Price

Incentive stock options:
$14.00 - $38.67	35,305	2.3 years	$16.66	35,305	$16.66
8.75 - 11.72	50,000	5.8 years	10.89	35,000	10.54
6.00 - 6.18	172,698	8.1 years	6.13	155,419	6.15
2.19 - 4.50	91,300	6.6 years	2.76	91,300	2.76

$ 2.19 - $38.67	349,303	6.8 years	$7.00	317,024	$6.83

Non-qualified stock options:
$31.75	5,000	1.1 years	$31.75	5,000	$31.75
6.00 - 9.87	135,135	8.7 years	7.46	66,579	7.11
1.98 - 3.13	76,000	6.3 years	2.21	76,000	2.21

$ 1.98 - $31.75	216,135	7.7 years	$6.17	147,579	$5.42

      Employment Contracts — We entered into an employment agreement with our President and Chief Executive Officer, Jeffrey B. Murphy beginning December 17, 2003. Under the original agreement, Mr. Murphy received a base salary of $250,000, subject to review annually for increase by our Board of Directors. In addition to base salary, Mr. Murphy was eligible for bonuses, expense reimbursements and health, dental, life and disability insurance consistent with that provided to other officers and employees. Additionally, Mr. Murphy was granted 100,000 options at $6.00 per share which vest over four years on March 12, 2004. Mr. Murphy’s annual base salary was increased to $275,000 effective April 1, 2005 with the remaining terms of his agreement continuing unchanged.
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

401(k) Retirement Component — We sponsor a defined contribution retirement component under Section 401(k) of the Internal Revenue Code for eligible employees. Our contributions are discretionary and are based on contributions made by employees. Expense recognized for 2005, 2004 and 2003 was $224,000, $221,000 and $204,000, respectively.

Employee Stock Ownership Component — We maintain an ESOP for our qualified employees. Our contributions are discretionary. We may contribute cash or shares of our common stock. No contributions were made or expense recorded in 2005, 2004 or 2003.
      Other Employee Benefit Plans — We maintained bonus plans in 2005, 2004 and 2003 under which all employees, including officers, were eligible for a bonus based on our operating results. These bonuses aggregated $1.5 million, $1.3 million and $941,000 in 2005, 2004 and 2003, respectively.
Note 9 — SHAREHOLDERS’ EQUITY
      On September 15, 1998, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $4.0 million of RTW, Inc. common stock. We may repurchase shares on the open market

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
or through private transactions depending upon market conditions and availability. Through December 31, 2005 we repurchased approximately 395,000 shares for $2.8 million. We expect to use repurchased shares for employee stock option and purchase plans and other corporate purposes.
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
      Our ability to pay cash dividends to shareholders may depend upon the amount of dividends received from our insurance subsidiary. ACIC’s ability to pay dividends is restricted by law and in certain cases may be subject to approval of the insurance regulatory authorities of Minnesota.
      Under Minnesota insurance law regulating the payment of dividends by ACIC unless otherwise approved by the Commissioner of the Minnesota Department of Commerce (Commissioner), dividends must be paid solely from the adjusted earned surplus of ACIC. Adjusted earned surplus means the earned surplus as determined in accordance with statutory accounting practices (unassigned funds), less 25% of the amount of such earned surplus that is attributable to unrealized capital gains. Further, without approval of the Commissioner, ACIC may not pay a dividend in any calendar year which, when combined with dividends paid in the preceding twelve months, exceeds the greater of: (i) 10% of ACIC’s statutory capital and surplus at the prior year end; or (ii) 100% of ACIC’s statutory net gain from operations (not including realized capital gains) for the prior calendar year. For 2005, dividends in excess of $4.1 million would require prior consent of the Commissioner.
      Statutory Surplus and Statutory Net Income — Our insurance subsidiaries are required to file financial statements with state regulatory agencies. The accounting principles used to prepare the statutory financial statements follow prescribed accounting practices that differ from GAAP. Consolidated statutory capital and

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
surplus at December 31, 2005 and 2004, and consolidated statutory net income for the years ended December 31, 2005, 2004 and 2003 are as follows (000’s):

	Statutory
	Capital and	Statutory
	Surplus	Net Income

2005	$43,597	$4,295
2004	38,503	7,540
2003		6,103
Note 10 — COMMITMENTS AND CONTINGENCIES
      Operating Leases — We conduct our operations in leased office facilities under operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.
      Future minimum (base) rental payments required under the leases, as of December 31, 2005, are as follows (000’s):

2006	$1,022
2007	670
2008	125
2009	140
2010	59
      Rent expense, including contingent rentals, was $1.1 million for both 2005 and 2004 and $1.0 million for 2003.
      Litigation: On April 12, 2005, RTW, Inc. commenced a Declaratory Judgment action in the United States District Court for the District of Minnesota against Carolina Casualty Insurance Company. In the lawsuit, RTW is seeking a Court determination that RTW is not liable for any part of a $1.9 million judgment entered against an insured of Carolina Casualty in District Court in Utah. Carolina Casualty counterclaimed against RTW alleging that RTW owes it $1.9 million, plus interest and attorneys fees.
      On December 12, 2002, a Colorado employee of a Colorado care company insured by RTW’s subsidiary, American Compensation Insurance Company, was injured in an automobile accident in Utah. The injured employee brought a separate underlying suit against Carolina Casualty’s insured trucking company and driver for damages suffered as a result of the automobile accident.
      While the underlying suit was pending, RTW administered and paid the workers’ compensation claim of the insured employee. The total amount paid or accrued for future payment by RTW was $163,586. RTW then sought indemnification from Carolina Casualty under subrogation rights. In August 2004, Carolina Casualty’s insured trucking company admitted full liability for the accident in the underlying suit.
      In December 2004, Carolina Casualty agreed to pay and did pay RTW the full amount of RTW’s subrogation claim. On January 14, 2005, after a jury trial on the injured employee’s damages, the U.S. District Court in Utah entered a judgment of $1.9 million against Carolina Casualty’s insured, which was equal to the injured employee’s total damages, including $1,250,000 in general damages, less the $163,586 representing workers compensation benefits that had been paid, or accrued for future payments by RTW. Carolina Casualty subsequently settled the lawsuit with the injured worker for $1.8 million
      In preparing the December 2004 settlement agreement for the workers’ compensation subrogation claim, counsel appointed by Carolina Casualty for its insured inserted the provision that Carolina Casualty in its

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
counterclaim alleged required full indemnification by RTW of any amounts that Carolina Casualty pays the injured employee as a result of the liability of Carolina Casualty’s insured.
      After Carolina Casualty’s attorneys requested indemnification pursuant to this provision, RTW commenced the Declaratory Judgment suit described above. A similar Utah declaratory action initiated by Carolina Casualty and its insured has been dismissed and all matters will now proceed solely in United States District Court for the District of Minnesota.
      RTW believes that it has good and meritorious defenses to the indemnification claims of Carolina Casualty. Discovery has been completed and RTW has filed a summary judgment motion for a declaration that it has no liability to Carolina Casualty. In opposing RTW’s motion, Carolina Casualty apparently dropped its claim for indemnification with respect to the $1,250,000 portion of the judgment relating to general damages and requested that judgment be entered finding the claimed indemnity provision otherwise binding and enforceable. A hearing on the summary judgment motion has been scheduled before the Court for April 19, 2006 and a decision is expected sometime within 90 days of that date.
      In the ordinary course of administering our workers’ compensation programs, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any other legal or administrative claims that we believe are likely to have a material adverse effect on our financial condition or results of operations.

Note 11 —	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
      Our accumulated other comprehensive (loss) income includes only unrealized gains and losses on investments classified as available-for-sale. Changes in accumulated other comprehensive (loss) income and other comprehensive loss were as follows (000’s):

	2005	2004	2003

Accumulated other comprehensive income, beginning of year	$378	$973	$2,220
Changes in comprehensive income arising during the year:
Net unrealized investment losses	(1,763)	(220)	(1,234)
Less: Adjustment for net realized investment gains	580	705	685

Change in net unrealized investment losses	(2,343)	(925)	(1,919)
Income tax benefit	(814)	(330)	(672)

Other comprehensive loss for the year	(1,529)	(595)	(1,247)

Accumulated other comprehensive (loss) income, end of year	$(1,151)	$378	$973

Note 12 —	QUARTERLY RESULTS OF OPERATIONS (Unaudited)
      Quarterly revenues are affected by: (i) premiums in force at the beginning of the quarter; (ii) new policies written in the quarter; (iii) final audit premiums recognized during the quarter; and (iv) our policy renewal rate in the quarter. Historically, a majority of new policies written and policy renewals have occurred in the first, second and fourth quarters.

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following tables present unaudited quarterly income for the eight quarters ended December 31, 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2005
Premiums in force	$62,100	$58,500	$55,900	$52,900

Revenues:
Gross premiums earned	$15,730	$15,002	$15,261	$13,879
Premiums ceded	(2,750)	(2,612)	(2,609)	(2,481)

Premiums earned	12,980	12,390	12,652	11,398
Net investment income	1,054	1,108	1,207	1,244
Net realized investment gains	135	445	—	—
Service revenue	595	940	1,366	1,497

Total revenues	14,764	14,883	15,225	14,139
Expenses:
Claim and claim settlement expenses	8,900	8,518	8,563	4,826
Policy acquisition costs	1,425	1,542	1,288	1,201
General and administrative expenses	2,875	2,817	3,093	3,884

Total expenses	13,200	12,877	12,944	9,911

Income from operations	$1,564	$2,006	$2,281	$4,228

Net income	$1,049	$1,321	$1,521	$2,107

Basic income per share	$0.20	$0.24	$0.28	$0.38

Diluted income per share	$0.19	$0.23	$0.27	$0.37

      We have reclassified certain first quarter amounts within our Consolidated Statements of Income during the six months ended June 30, 2005 to be consistent with the second quarter presentation. Total expenses, net income and income per share amounts were unchanged.
      The following represent pre-tax adjustments recorded during 2005 that affected reported net income:

Net realized investment gains	$135	$445	$—	$—
Net changes in estimates for unpaid claim and claim settlement expenses on claims reported in prior periods	500	500	500	3,550
Bonus expense	(223)	(82)	(220)	(998)

RTW, INC.
Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2004
Premiums in force	$59,500	$62,400	$63,200	$62,700

Revenues:
Gross premiums earned	$14,962	$15,376	$16,676	$16,356
Premiums ceded	(2,320)	(2,208)	(2,515)	(2,645)

Premiums earned	12,642	13,168	14,161	13,711
Net investment income	838	925	929	975
Net realized investment gains	649	58	(2)	—
Service revenue	67	73	143	350

Total revenues	14,196	14,224	15,231	15,036
Expenses:
Claim and claim settlement expenses	9,230	9,005	10,061	7,240
Policy acquisition costs	1,410	1,959	1,531	1,145
General and administrative expenses	2,148	1,889	2,185	2,812

Total expenses	12,788	12,853	13,777	11,197

Income from operations	$1,408	$1,371	$1,454	$3,839

Net income	$930	$943	$1,093	$6,975

Basic income per share	$0.18	$0.18	$0.21	$1.32

Diluted income per share	$0.17	$0.17	$0.20	$1.25

      The following represent pre-tax adjustments recorded during 2004 that affected reported net income:

Net realized investment gains	$649	$58	$(2)	$—
Net changes in estimates for unpaid claim and claim settlement expenses on claims reported in prior periods	300	850	200	3,246
Pool reapportionment charge	—	(478)	—	—
Bonus expense	(100)	(150)	(200)	(845)
Change in recorded deferred income tax valuation allowance	—	—	—	4,040

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures
      The Company’s Chief Executive Officer, Jeffrey B. Murphy, and Chief Financial Officer, Alfred L. LaTendresse, have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, these officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

b) Changes in Internal Controls
      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Employment Agreement with Jeffrey B. Murphy
      On March 28, 2006, the Company and Mr. Jeffrey B. Murphy, President and Chief Executive Officer, entered into an employment agreement that has an initial term beginning March 28, 2006 through March 31, 2007. Under this agreement, Mr. Murphy receives an annual base salary of $350,000, subject to review annually for increase by the Board of Directors. In addition to base salary, Mr. Murphy is eligible for bonuses, expense reimbursements and health, dental, life and disability insurance consistent with that provided to other officers and employees. Additionally, the Company agreed to provide Mr. Murphy with a $2.0 million term life insurance policy for the benefit of his wife and family and granted him a stock option on 10,000 shares, vesting one third upon grant, an additional one third on the first anniversary of the agreement and an additional one third upon the second anniversary of the agreement. The agreement will be extended for one year unless, at least 60 days prior to the anniversary of the agreement, either Mr. Murphy or the Company delivers to the other written notice of the intent not to extend the term of employment. In the event the agreement is terminated or not renewed by the Company without cause or by Mr. Murphy for good reason, Mr. Murphy would be entitled, for a period of nine months, to receive his salary and participate in the Company’s health plans and to receive up to $25,000 in outplacement service payments.
      On March 28, 2006, the Board of Directors approved the following Executive Officer salaries effective April 1, 2006:

Name	Salary	Position

Alfred L. LaTendresse	$220,000	Executive Vice President, Chief Financial Officer and Secretary
Thomas J. Byers	$180,000	Executive Vice President — Sales and Marketing
Keith D. Krueger	$187,000	Vice President — Insured Products and Assistant Secretary
David M. Dietz	$177,000	Vice President — Business Development
Patricia M. Sheveland	$177,000	Vice President — Case and Claims Management

Non-Employee Director Compensation
      On March 28, 2006 the Company and David C. Prosser, Chairman Emeritus of the Company amended the compensation arrangement between the Company and Mr. Prosser. Beginning April 1, 2006, Mr. David Prosser will receive the same compensation as the other non-employee members of the Board of Directors, plus Company-paid insurance in the amount of $5,000 per year. In lieu of receiving an annual option grant to non-employee Directors, Mr. Prosser will receive the cash value of these options, payable in equal installments on the same vesting schedule as the non-employee Director stock option grants.
      Also on March 28, 2006 the Company’s Board of Directors and its Compensation Committee also approved amending the 1994 and 2005 Stock Plans of the Company to eliminate the 2,500 share annual option grants to Directors. The Company intends to grant annual stock options or restricted stock grants in a manner that the Board may determine annually.
RTW, Inc. Resumes Share Repurchase Program
      On March 30, 2006 the Company announced that it was resuming its common stock share repurchase program. A copy of the press release titled “RTW, Inc. Resumes Share Repurchase Program” is attached as Exhibit 99.1.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information with respect to Directors is contained in the Section entitled “Election of Directors” in our 2006 Proxy Statement and is incorporated herein by reference.
      Information with respect to Executive Officers is included in PART I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
      Information required under this item is contained in the Section entitled “Executive Compensation and Other Information” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information required under this item is contained in the Section entitled “Security Ownership of Principal Shareholders and Management” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information required under this item is contained in the Section entitled “Certain Transactions” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information required under this item is contained in the Section entitled “Principal Accountant Fees and Services” in our 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents filed as Part of this Report

(1) Financial Statements. The following Consolidated Financial Statements are set forth on pages 36 through 60, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2005 and 2004
Consolidated Statements of Income — Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements — Years Ended December 31, 2005, 2004 and 2003

(2) Financial Statement Schedules for the Three Years Ended December 31, 2005

All other schedules are omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or the notes thereto.

(c)	Listing of Exhibits (* indicates compensatory plan)

3.1		Amended Articles of Incorporation(10)
3.2		Amended Bylaws(1)
4.1		Form of Rights Agreement dated April 17, 1997 between RTW, Inc. and Norwest Bank Minnesota National Association(2)
10	.1*	Employment agreement between RTW, Inc. and Jeffrey B. Murphy dated March 28, 2006
10	.2*	Amended RTW, Inc. 1995 Employee Stock Purchase Plan(11)
10	.3*	Amended RTW, Inc. 1994 Stock Plan(4)
10	.4*	RTW, Inc. 2005 Stock Plan(12)
10.5		Contract between RTW and ACIC dated January 1, 1992(5)
10.6		Service Agreement between RTW and ACIC dated February 1, 1992(5)
10	.7*	Description of the 2006 Performance Incentive Program
10.8		Reinsurance contract between ACIC and First Excess and Reinsurance Corporation (GE Reinsurance Corporation) effective July 1, 1998(3)
10.9		Endorsement No. 2 to the reinsurance contract between ACIC and General Reinsurance Corporation(3)
10	.9.1	Description of the Reinsurance Agreement for 2002 between ACIC and General Reinsurance Corporation effective January 1, 2002(6)
10	.9.2	Description of the Reinsurance Agreement for 2003 between ACIC and General Reinsurance Corporation effective January 1, 2003(7)

10	.9.3	Description of the Reinsurance Agreement for 2004 between ACIC and General Reinsurance Corporation effective January 1, 2004(8)
10	.9.4	Description of the Reinsurance Agreement for 2005 between ACIC and General Reinsurance Corporation effective January 1, 2005(9)
10	.9.5	Description of the Reinsurance Agreement for 2006 between ACIC and General Reinsurance Corporation effective January 1, 2006
10.10		Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement
10.11		Election form for the 2006 Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement
10.12		Description of the Reinsurance Agreement for 2003 between ACIC and Everest Re/ Platinum Re effective January 1, 2003(7)
10.13		Description of the Reinsurance Agreement for 2004 between ACIC and various reinsurers effective January 1, 2004(8)
10.14		Description of the Reinsurance Agreement for 2005 between ACIC and various reinsurers effective January 1, 2005(9)
10.15		Description of the Reinsurance Agreement for 2006 between ACIC and various reinsurers effective January 1, 2006
11		Statement re: Computation of Income Per Share
21		Subsidiaries of the Registrant: The Company has two subsidiaries, American Compensation Insurance Company (ACIC), a Minnesota corporation, and Bloomington Compensation Insurance Company, a Minnesota corporation
23		Consent of Independent Registered Public Accounting Firm
24		Power of Attorney, included in Signature page
31.1		Certification of President and Chief Executive Officer
31.2		Certification of Chief Financial Officer
32		Certification Pursuant to 18 U.S.C. § 1350, Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2003
99.1		Share Repurchase Program Resumption

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-89164).

(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed April 25, 1997 (File No. 0-25508).

(3)	Incorporated by reference to the Company’s 1998 Annual Report on Form 10-K.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-81408).

(5)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 33-2003C).

(6)	Incorporated by reference to the Company’s 2001 Annual Report on Form 10-K/ A.

(7)	Incorporated by reference to the Company’s 2002 Annual Report on Form 10-K.

(8)	Incorporated by reference to the Company’s 2003 Annual Report on Form 10-K.

(9)	Incorporated by reference to the Company’s 2004 Annual Report on Form 10-K.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-114030) (March 30, 2004)

(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-127107) (August 2, 2005)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, INC.

By /s/ Jeffrey B. Murphy

Jeffrey B. Murphy
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 30, 2006
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

Date	Signature and Title

March 30, 2006	By /s/ John O. Goodwyne John O. Goodwyne Chairman of the Board

March 30, 2006	By /s/ Jeffrey B. Murphy Jeffrey B. Murphy President, Chief Executive Officer and Director (Principal Executive Officer)

March 30, 2006	By /s/ Alfred L. LaTendresse Alfred L. LaTendresse Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

March 30, 2006	By /s/ David C. Prosser David C. Prosser Chairman Emeritus of the Board

March 30, 2006	By /s/ Gregory D. Koschinska Gregory D. Koschinska Director

Date	Signature and Title

March 30, 2006	By /s/ William J. Deters William J. Deters Director

March 30, 2006	By /s/ John W. Prosser John W. Prosser Director

March 30, 2006	By /s/ Vina L. Marquart Vina L. Marquart Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES
The Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota
      We have audited the consolidated financial statements of RTW, Inc. as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 14, 2006. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
Minneapolis, Minnesota
February 14, 2006

SCHEDULE I
RTW, INC.
SUMMARY OF INVESTMENTS
December 31, 2005

			Amount at
			Which Shown
			in the
	Amortized	Fair	Balance
Type of Investment	Cost	Value	Sheet

	(In thousands)
Fixed maturities:
Available-for-sale:
Municipal securities	$18,658	$18,202	$18,202
Commercial paper	10,167	10,167	10,167
Mortgage backed securities	22,049	21,691	21,691
Asset backed securities	2,009	1,949	1,949
United States government, government agencies and authorities	56,138	55,241	55,241

Total Investments	$109,021	$107,250	$107,250

SCHEDULE II
RTW, INC.
Condensed Financial Information of the Registrant
Balance Sheets
December 31, 2005 and 2004

	2005	2004

	(In thousands)
ASSETS
Cash and cash equivalents	$142	$150
Furniture and equipment, net	1,444	1,228
Investment in and advances to subsidiary	53,406	46,452
Other assets	1,441	1,126

	$56,433	$48,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$5,855	$3,425

Total liabilities	5,855	3,425
Shareholders’ equity	50,578	45,531

	$56,433	$48,956

See notes to condensed financial statements.

SCHEDULE II
RTW, INC.
Condensed Financial Information of the Registrant
Statements of Operations
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Revenues:
Intercompany fee income	$17,469	$18,289	$16,617
Service fee revenue	4,398	633	109
Investment income	14	104	2

Total revenues	21,881	19,026	16,728
Expenses:
General and administrative expenses	18,327	15,933	15,898

Income from operations	3,554	3,093	830
Interest expense	—	—	48

Income before income taxes and equity in undistributed net income of subsidiary	3,554	3,093	782
Income tax expense	1,650	879	91

Income before equity in undistributed net income of subsidiary	1,904	2,214	691
Equity in undistributed net income of subsidiary	4,094	7,727	6,308

Net income	$5,998	$9,941	$6,999

See notes to condensed financial statements.

SCHEDULE II
RTW, INC.
Condensed Financial Information of the Registrant
Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$5,998	$9,941	$6,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	470	458	551
Equity in net (income) from subsidiary	(4,094)	(7,727)	(6,309)
Deferred income taxes	41	57	—
Changes in assets and liabilities:
Accrued expenses and other liabilities	2,389	1,070	(539)
Other, net	(1,844)	(1,278)	(1,270)

Net cash provided by (used in) operating activities	2,960	2,521	(568)

Cash Flows from Investing Activities:
Investment in and advances to subsidiary	(2,860)	(2,625)	1,725
Purchases of furniture and equipment	(696)	(444)	(175)
Disposals of furniture and equipment	10	—	22

Net cash (used in) provided by investing activities	(3,546)	(3,069)	1,572

Cash Flows from Financing Activities:
Payments on notes payable	—	—	(1,250)
Stock options exercised	479	533	19
Issuance of common stock under ESPP	99	65	43
Retirement of common stock	—	—	(37)

Net cash provided by (used in) financing activities	578	598	(1,225)

Net (Decrease) Increase in Cash and Cash Equivalents	(8)	50	(221)
Cash and Cash Equivalents at Beginning of Year	150	100	321

Cash and Cash Equivalents at End of Year	$142	$150	$100

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$—	$—	$27

Income tax payments (refunds)	$148	$(357)	$(9)

See notes to condensed financial statements.

SCHEDULE II
RTW, INC.
Condensed Financial Information of the Registrant
Notes to Condensed Financial Statements
Years Ended December 31, 2005, 2004 and 2003
NOTE 1 — ACCOUNTING POLICIES
      The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the RTW, Inc. (RTW) 2005 Annual Report on Form 10-K.
      We have reclassified certain amounts within our Condensed Financial Information of the Registrant, Balance Sheets at December 31, 2004 to be consistent with the 2005 presentation.
NOTE 2 — RELATED PARTY TRANSACTIONS
      RTW provides American Compensation Insurance Company (“ACIC”), and ACIC’s subsidiary Bloomington Compensation Insurance Company (“BCIC”), with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC’s and BCIC’s gross premiums earned each month for these services, which amounted to $6.0 million, $6.3 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, RTW receives 15% of ACIC’s and BCIC’s gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $11.5 million, $12.0 million and $11.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      RTW files a consolidated federal tax return with ACIC and BCIC. Taxes are allocated between the companies based on a tax allocation agreement under which allocation is made primarily on a separate return basis for taxes incurred with current credit for any net operating losses or other items utilized in the consolidated tax return. This allocation is settled annually after completing and filing the federal tax return.
      Amounts due from ACIC and BCIC related to the above transactions are included in the balance sheet account caption “Investment in and advances to subsidiary” and totaled approximately $7.9 million and $3.9 million at December 31, 2005 and 2004, respectively.

SCHEDULE III
RTW, INC.
SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
December 31, 2005

		(Column C)
		Reserves for				Investment	Claim and Claim
		Unpaid				Income	Settlement Expenses		Amortization	Paid
	Deferred	Claim and	Discount,			and Net	Incurred Related to:		of Deferred	Claim and
	Policy	Claim	If Any,			Realized			Policy	Claim	Other
	Acquisition	Settlement	Deducted in	Unearned	Earned	Investment	Current	Prior	Acquisition	Settlement	Operating	Premiums
Year	Costs	Expenses	Column C(1)	Premiums	Premiums	Gains	Year	Years	Costs	Expenses	Expenses	Written

	(In thousands)
2005	$889	$160,141	$343	$8,341	$49,420	$5,352	$36,264	$(5,457)	$5,456	$32,385	$12,842	$47,264
2004	$1,112	$156,123	$344	$10,497	$53,682	$4,432	$42,583	$(7,047)	$6,045	$35,713	$9,204	$54,999
2003	$926	$150,044	$505	$9,180	$46,290	$5,157	$33,954	$(6,698)	$6,878	$38,118	$10,789	$48,340

(1)	Certain claims with fixed or determinable future payments are discounted at rates ranging from 3.5% to 8.0%.

SCHEDULE IV
RTW, INC.
REINSURANCE
Years Ended December 31, 2005, 2004 and 2003

	Premiums Earned
					Percentage
		Ceded to	Assumed		of Amount
		Other	from Other		Assumed
Description	Direct	Companies	Companies	Net	to Net

	(In thousands)
2005
PREMIUMS — Workers’ Compensation	$59,872	$10,452	$—	$49,420	0.00%

2004
PREMIUMS — Workers’ Compensation	$63,370	$9,688	$—	$53,682	0.00%

2003
PREMIUMS — Workers’ Compensation	$54,431	$8,141	$—	$46,290	0.00%

SCHEDULE V
RTW, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Write-offs	of Period

	(In thousands)
2005
Allowance for Doubtful Accounts	$90	$450	$—	$348	$192

2004
Allowance for Doubtful Accounts	$225	$(107)	$—	$28	$90

2003
Allowance for Doubtful Accounts	$220	$507	$—	$502	$225