Form 10-Q
period 2006-03-31
RTW INC /MN/
filed 2006-05-15
CIK 915781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
     Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At May 5, 2006, approximately 5,337,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Investments at fair value, amortized cost of $112,802 and $109,021	$110,095	$107,250
Cash and cash equivalents	18,128	21,914
Accrued investment income	898	857
Premiums receivable, less allowance of $242 and $192	2,984	3,382
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	82,320	83,318
On paid claim and claim settlement expenses	830	751
Deferred policy acquisition costs	893	889
Furniture and equipment, net	1,419	1,444
Other assets	8,834	8,666

Total assets	$226,401	$228,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$158,365	$160,141
Unearned premiums	9,388	8,341
Accrued expenses and other liabilities	7,354	9,411

Total liabilities	175,107	177,893

Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,457,000 and 5,441,000 shares.	21,394	21,365
Retained earnings	31,660	30,364
Accumulated other comprehensive loss	(1,760)	(1,151)

Total shareholders’ equity	51,294	50,578

Total liabilities and shareholders’ equity	$226,401	$228,471

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited; in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2006	2005
REVENUES:
Gross premiums earned	$12,988	$15,730
Premiums ceded to excess of loss reinsurers	(2,152)	(2,750)

Premiums earned	10,836	12,980
Investment income	1,305	1,054
Net realized investment gains	—	135
Service revenue	1,568	595

Total revenues	13,709	14,764

EXPENSES:
Claim and claim settlement expenses	7,159	8,900
Policy acquisition costs	1,262	1,425
General and administrative expenses	3,654	2,875

Total expenses	12,075	13,200

Income before income taxes	1,634	1,564

Income tax expense	580	515

Net income	$1,054	$1,049

Net income per share:
Basic income per share	$0.19	$0.20

Diluted income per share	$0.19	$0.19

Weighted average shares outstanding:
Basic shares outstanding	5,448,000	5,347,000

Diluted shares outstanding	5,638,000	5,628,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,054	$1,049
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized investment gains	—	(135)
Depreciation and amortization	52	217
Equity-based compensation expense	199	—
Changes in assets and liabilities:
Reinsurance recoverables	919	1,285
Unpaid claim and claim settlement expenses	(1,776)	537
Unearned premiums, net of premiums receivable	1,445	(97)
Accrued expenses and other liabilities	(2,057)	(709)
Other, net	114	(45)

Net cash (used in) provided by operating activities	(50)	2,102

Cash flows from investing activities:
Proceeds from sales of available-for-sale investments	761	2,730
Purchases of available-for-sale investments	(15,065)	(12,876)
Maturities of available-for-sale investments	10,585	—
Purchases of furniture and equipment	(89)	(101)

Net cash used in investing activities	(3,808)	(10,247)

Cash flows from financing activities:
Stock option exercises	72	223

Net cash provided by financing activities	72	223

Net decrease in cash and cash equivalents	(3,786)	(7,922)

Cash and cash equivalents at beginning of year	21,914	39,379

Cash and cash equivalents at end of period	$18,128	$31,457

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$1	$(8)

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)
NOTE A – BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements included herein were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the consolidated balance sheet at December 31, 2005, without audit by an independent registered public accounting firm. We derived the consolidated balance sheet at December 31, 2005 from the audited consolidated financial statements for the year ended December 31, 2005; however, this report does not include all the disclosures contained therein.
     The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, that are, in our opinion, necessary for a fair statement of results for the interim period. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2005 Annual Report on Form 10-K.
NOTE B – STOCK OPTIONS AND STOCK-BASED BENEFIT PLANS
We have stock-based compensation plans, including the RTW, Inc. 1995 Employee Stock Purchase Plan and Trust (ESPP), the 1994 Stock Plan and the 2005 Stock Plan, for our directors, officers and certain employees. The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. The 1994 Stock Plan and 2005 Stock Plan permit the grant of stock-based awards as determined by the Compensation Committee of our Board of Directors (the Comp. Committee). Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Comp. Committee. Non-qualified options are generally granted at fair market value. Incentive stock options (as defined in section 422 of the Internal Revenue Code) must be granted at not less than the fair market value of our stock on the date of grant.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”
      Effective January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for: (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is recognized ratably over the requisite vesting period.
Stock Option Pricing – The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was estimated based on the historical volatility of the Company’s stock over a period of years equal to the expected life of the options. The average expected life was estimated based on an analysis of our historical exercise and forfeiture activity. The risk-free interest rate is based on U.S. Treasury issues with a remaining term which approximates the expected life. The Company has never paid a dividend. The following assumptions were used in estimating the fair value of options on grant date for the quarter ended March 31, 2006:

For the Three Months
Ended March 31, 2006
Expected stock price volatility	42% to 44%
Expected life of options (in years)	3 years
Risk-free interest rate	4.66% to 4.79%
     The weighted average grant-date fair value of the options granted during the first quarter of 2006 and 2005 were $3.76 and $1.03 per share respectively. Intrinsic value is the difference between the market value of the shares on the date of exercise and the exercise price of the underlying award. During the three months ended March 31, 2006 and 2005, the aggregate intrinsic value of options exercised was $120,000 and $394,000 respectively. During the first quarter of 2006 and 2005 the income tax benefit realized from stock option exercises were $43,000 and $116,000 respectively and the cash received upon exercise was $30,000 and $107,000 respectively
     As a result of the adoption of SFAS No. 123R, our results for the quarter ended March 31, 2006 include incremental share-based compensation pre-tax expense of $199,000 related to stock options. This expense has been included in the consolidated statement of income under general and administrative expenses, where the option holders’ compensation cost is reported. We have recognized a related tax benefit associated with our share-based compensation arrangements of $6,000. No stock-based employee compensation cost was recognized for options granted for the three months ended March 31, 2005 in the unaudited condensed consolidated statement of income, as we had historically accounted for share-based compensation under the intrinsic value method of APB 25. The incremental expense, net of the related tax benefit, resulted in a $0.03 decrease in both basic and diluted earnings per share in the first quarter of 2006.
     Prior period amounts have not been restated for the adoption of SFAS No. 123R. Had we calculated compensation expense for our option grants under the 1994 Stock Plan and 2005 Stock Plan and stock issuances under our ESPP based on the fair value method described in SFAS No. 123, our net income and basic and dilutive net income per share for the three months ended March 31, 2005 would approximate the following pro forma amounts (in 000’s, except per share data):

For the Three Months
Ended March 31,
2005
Net income, as reported:	$1,049
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: total stock-based compensation expense determined under the fair Value based method for all awards, net of related tax effects	(58)

Pro forma net income	$991

Basic net income per share:
As reported	$0.20
Pro forma	0.19

Diluted income per share
As reported	$0.19
Pro forma	0.18
     At March 31, 2006, the total compensation cost related to non-vested stock option awards under the ESPP, 1994 Stock Plan and the 2005 Stock Plan but not yet recognized was $307,000. Compensation expense is recognized on a straight-line basis over the vesting period of the options. Accordingly, we anticipate that we will recognize approximately $151,000, $136,000, and $20,000 of incremental compensation expense in 2006, 2007 and 2008 respectively related to unvested awards outstanding at March 31, 2006.

1995 Employee Stock Purchase Plan - The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In 2003, the shares reserved for distribution under the plan were increased from 100,000 to 150,000 shares. In 2004, the ESPP was amended to allow the issuance of stock within 10 years of any increase in the number of shares authorized to be issued under the plan. In 2005, the shares reserved for distribution under the plan were further increased from 150,000 to 200,000 shares. The ESPP terminates in 2013 and will be carried out in phases, each consisting of one year or a different period of time approved by the Board of Directors. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase in the most recent two years completed through 2005:

	Shares	Purchase
Phase:	Purchased	Price
Beginning April 2004, expiring April 2005	17,279	$5.72
Beginning April 2005, expiring April 2006	17,501	8.61
The twelfth one-year phase began in April 2006 and expires in April 2007. Our liability for employee contributions withheld at March 31, 2006 and 2005 for the purchase of shares in April 2006 and April 2005 under the ESPP was $147,000 and $95,000, respectively.
1994 Stock Plan - The 1994 Stock Plan provides for awards of incentive stock options (as defined in section 422 of the Internal Revenue code) and non-qualified stock options. In July 1998, the Board of Directors increased the shares reserved for distribution under the plan to 1,000,000. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board of Directors or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant. The ability to award incentive stock options under this Plan terminated in June 2004.
Options granted, exercised, canceled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified
		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price
Balance, January 1, 2006	334,303	$6.85	216,135	$6.18

Granted	—	—	—	—
Exercised	(1,000)	2.19	(14,704)	2.35
Canceled	(1,875)	38.67	(2,129)	6.45

Balance, March 31, 2006	331,428	$6.68	199,302	$6.46

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
2005 Stock Plan - The 2005 Stock Plan was approved by the shareholders in June 2005 and provides for awards of incentive stock options (as defined in section 422 of the Internal Revenue code) and non-qualified stock options. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board of Directors or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant.

Options granted, exercised, canceled and outstanding under the 2005 Stock Plan are as follows:

	Qualified
		Weighted
		Average
	Option	Exercise
	Shares	Price
Balance, January 1, 2006	15,000	11.72

Granted	62,500	10.92
Exercised	—	—
Canceled	—	—

Balance, March 31, 2006	77,500	$11.07

     Incentive stock options expire ten years from the date of grant and substantially all are subject to continued employment with us. Options are generally subject to vesting provisions that restrict exercise of the option.
     The following table summarizes the options outstanding and exercisable under both the 1994 Stock Plan and the 2005 Stock Plan at March 31, 2005:

			Options Outstanding			Options Exercisable
							Weighted
			Number	Weighted Average		Number	Average
			of	Contractual	Exercise	of	Exercise
Exercise Price Range			Options	Life	Price	Options	Price
Incentive stock options:
$14.00	-	$21.50	33,430	2.1 years	$15.43	33,430	$15.43
8.75	-	11.72	112,500	8.0 years	10.91	64,583	10.74
6.00	-	6.18	172,698	7.9 years	6.13	155,419	6.15
2.19	-	4.50	90,300	6.3 years	2.76	90,300	2.76

$ 2.19	-	$21.50	408,928	7.1 years	$7.46	343,732	$7.02

Non-qualified stock options:
		$31.75	5,000	0.8 years	$31.75	5,000	$31.75
6.00		9.87	131,802	8.5 years	7.48	88,246	7.62
1.98	-	3.13	62,500	6.1 years	2.25	62,500	2.25

$1.98	-	$31.75	199,302	7.5 years	$6.45	155,746	$6.24

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the closing price of the Company’s common stock ($10.67) for options that were in-the-money at March 31, 2006. The intrinsic value of the options outstanding and exercisable was $2.5 million and $2.2 million, respectively, as of March 31, 2006.
NOTE C –COMPREHENSIVE INCOME
Comprehensive income includes unrealized gains and losses on available-for-sale investments. All components of comprehensive income are recorded net of related income taxes. Comprehensive income consists of the following (in 000’s):

	For the Three Months
	Ended March 31,
	2006	2005
Net income	$1,054	$1,049
Other comprehensive loss:
Change in unrealized loss on investments	(609)	(1,018)

Comprehensive income	$445	$31

NOTE D – INVESTMENT SECURITIES AVAILABLE FOR SALE
The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2006:
U.S. government securities	$59,687	$4	$(1,458)	$58,233
Commercial paper	11,225	—	—	11,225
Asset-backed securities	2,009	—	(83)	1,926
Municipal securities	18,610	—	(557)	18,053
Mortgage-backed securities	21,271	27	(640)	20,658

Total investments	$112,802	$31	$(2,738)	$110,095

At December 31, 2005
U.S. government securities	$56,138	$63	$(960)	$55,241
Commercial paper	10,167	—	—	10,167
Asset-backed securities	2,009	—	(60)	1,949
Municipal securities	18,658	—	(456)	18,202
Mortgage-backed securities	22,049	45	(403)	21,691

Total investments	$109,021	$108	$(1,879)	$107,250

     The gross unrealized loss in all cases is the result of an increase in interest rates and is not the result of deterioration in the credit quality of the issuers. We believe that the unrealized losses on our fixed-maturity securities do not represent other than temporary impairments. All long-term issues carry a credit quality of AAA, AA or A1+ (Standard & Poors). We have the ability and intent to hold all of these securities to recovery, which in certain circumstances may extend to maturity. We consider all relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances we consider include: (i) the length of time the fair value has been below cost; (ii) the financial position and access to capital of the issuer, including the current and future effect of any specific events; and (iii) our ability and intent to hold the security until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.
NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS
In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1). FSP 115-1 provides guidance on the recognition of impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our current policy for other-than-temporary impairments complies with FSP 115-1. Accordingly, the adoption of this standard has not had a material effect on the consolidated financial statements.
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No.97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We only issue workers’ compensation insurance policies, which are a statutory coverage and are not subject to internal replacement or modification in product benefits, features, right or coverage. We do not expect the adoption of SOP 05-1 to have a significant effect on operations, financial condition or liquidity.

NOTE F – SEGMENT INFORMATION
Prior to January 1, 2006, our Insurance segment was our only reportable operating segment. During the first quarter of 2006, based on the growth of our service revenue, we enhanced our financial information concerning our products and services. We currently evaluate our operations through two reportable business segments: Insurance and Service. These segments are distinct operating units that offer different products and services and require different marketing strategies. Our Insurance segment writes workers’ compensation insurance for employers through our insurance subsidiaries American Compensation Insurance Company (ACIC) and Bloomington Compensation Insurance Company (BCIC). Our Service segment provides non-insurance services to self-insured employers, state assigned risk plans, other insurance companies and agents through our Absentia division.
We evaluate segment profitability using income from operations before income taxes. All revenues and expenses are reflected in our reportable segment results. Expense allocations are based on certain assumptions and estimates; stated segment results would change if different methods were applied. We do not allocate assets or depreciation and amortization expense to our service segment, and such disclosure would be impracticable. No single customer provides 10% or more of our total revenue.
The following tables summarize the components of our revenues and income (loss) before income taxes and net income (loss) by reportable business segment (amounts in 000’s):

	For the three months ended
	March 31, 2006,
	Insurance	Service	Consolidated
REVENUES
Premiums earned	$10,836	$—	$10,836
Investment income	1,305	—	1,305
Net realized investment gains	—	—	—
Service revenue	—	1,568	1,568

Total operating revenues	$12,141	$1,568	$13,709

Income before income taxes	$1,217	$417	$1,634

Net income	$791	$263	$1,054

	For the three months ended
	March 31, 2005, in thousands
	Insurance	Service	Consolidated
REVENUES
Premiums earned	$12,980	$—	$12,980
Investment income	1,054	—	1,054
Net realized investment gains	135	—	135
Service revenue	—	595	595

Total operating revenues	$14,169	$595	$14,764

Income before income taxes	$1,643	$(79)	$1,564

Net income (loss)	$1,099	$(50)	$1,049

The following table summarizes identifiable assets by reportable business segment:

	At March 31,
	2006	2005
Insurance	$222,192	$215,829
Service	—	—

Total identifiable assets by reportable business segment	222,192	215,829
Corporate	4,209	4,841

Consolidated total assets	$226,401	$220,670

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company: RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC), and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC); (ii) self-insured employers on a fee-for-service basis; (iii) state-sponsored assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) to agents and employers on a consulting basis, charging hourly fees through RTW and its AbsentiaSM division. ACIC offers guaranteed-cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. BCIC offers guaranteed-cost workers’ compensation insurance to selected employers only in Minnesota. Collectively, “we,” “our” and “us” refer to RTW, ACIC and BCIC in this document.
     We developed two proprietary systems to manage disability: (i) ID15®, designed to quickly identify those injured employees who are likely to become inappropriately dependent on disability system benefits, including workers’ compensation; and (ii) The RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. We have historically operated primarily in Minnesota, Michigan and Colorado. Our Absentia business today touches customers in 24 states.
     Our approach to managing disability reduces medical expenses and wage-replacement costs, including time away from the job. We: (i) focus our efforts on the 15% of injured employees that drive 80% of the system costs; (ii) control costs by actively managing all participants in the system, including employers, employees, medical care providers, attorneys and the legal system; and (iii) return injured employees to work as soon as safely possible. On April 14, 2005, A.M. Best Co. (Best) affirmed the financial strength rating of “B+” (Very Good, Secure) of ACIC and revised its outlook from “stable” to “positive”. The rating reflects our improved capitalization and profitability over the last three years. ACIC increased its statutory capital and surplus to $44.5 million at March 31, 2006 and $43.6 million at December 31, 2005 from $38.5 million at December 31, 2004 as a result of profitability in 2006 and 2005. Our “B+” rating from Best may create a barrier for selling insurance products in certain circumstances as some employers will only do business with insurers rated “A-” or better.
     Additional information about RTW is available on our website, www.rtwi.com.
Significant Accounting Policies
Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” included in our Consolidated Financial Statements and notes thereto in our 2005 Annual Report on Form 10-K. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and the related reinsurance recoverables; (iii) deferred policy acquisition costs; (iv) income taxes and deferred income taxes; and (v) investments. These accounting policies are discussed within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Financial Summary
This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. and its subsidiaries. This review should be read in conjunction with our consolidated financial statements and notes thereto at March 31, 2006 and December 31, 2005 and the three month periods ended March 31, 2006 and 2005.

     The following table provides an overview of our key operating results (amounts in 000’s, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Gross premiums earned	$12,988	$15,730
Premiums earned	10,836	12,980
Service revenue	1,568	595
Total revenues	13,709	14,764
Claim and claim settlement expenses	7,159	8,900
Net income	1,054	1,049
Diluted income per share	0.19	0.19
     We reported net income of $1.1 million in the first quarter of 2006 compared to net income of $1.0 million in the first quarter of 2005. Diluted net income per share was $0.19 in the first quarter of 2006 and 2005. The primary factors affecting our first quarter 2006 operating results included the following:
•	Our gross premiums earned decreased to $13.0 million in the first quarter of 2006 from $15.7 million in the first quarter of 2005. We intentionally decreased our premiums in force to $52.9 million at March 31, 2006 from $62.1 million at March 31, 2005 in order to maintain profitability in our insurance operations. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased to $10.8 million in the first quarter of 2006 from $13.0 million in the first quarter of 2005 reflecting the decrease in premiums in force from the comparable 2005 period partially offset by a decrease in premiums ceded;

•	Investment income increased to $1.3 million in the first quarter of 2006 from $1.1 million in the first quarter of 2005 reflecting the effect of the increase in the short-term interest rates in 2006 compared to 2005 on our cash and cash equivalents position. We had no net realized investment gains in the first quarter of 2006 compared to net realized investment gains of $135,000 in the first quarter of 2005;

•	Service revenue from AbsentiaSM grew to $1.6 million in the first quarter of 2006 from $595,000 in the first quarter 2005. This growth reflects our continued focus and success in growing our service business;

•	Claim and claim settlement expenses decreased to $7.2 million in the first quarter of 2006 from $8.9 million for the same period in 2005. Favorable development for prior accident years reduced claim and claim settlement expenses by $850,000 in the first quarter of 2006 compared to $500,000 for the first quarter of 2005. Claim and claim settlement expenses also decreased as we decreased our gross premiums earned. See further discussion under “Claim and Claim Settlement Expenses”; and

•	Net income in the first quarter of 2006 includes an after-tax charge of $190,000, or $0.03 per diluted share attributable to implementing SFAS 123R, “Share-Based Payment,” a new accounting pronouncement requiring the expensing of stock-based compensation. There was no comparable charge recorded in the first quarter of 2005, as we elected prospective implementation.
     Premiums in force may decrease from levels reported at March 31, 2006 for the second quarter of 2006 as we focus on maintaining adequate premium prices. We will focus on maintaining profitability in our markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iii) aggressively managing policy acquisition costs.
     We expect that service fee revenue will increase for the remainder of 2006 as we continue to add new customers and continue our ongoing projects for our existing customers. General and administrative expenses will increase as we grow our service revenue and add staff to service that business.
     In the following pages, we discuss the operating results for the three month periods ended March 31, 2006 and 2005 for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.

Results of Operations
REVENUES: Total revenues include premiums earned, investment income, net realized investment gains (losses) and service revenue. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended
	March 31,
	2006	2005
Gross premiums earned	$12,988	$15,730
Premiums ceded	(2,152)	(2,750)

Premiums earned	10,836	12,980
Investment income	1,305	1,054
Net realized investment gains	—	135
Service revenue	1,568	595

Total revenues	$13,709	$14,764

	March 31,		December 31,
	2006	2005	2005
Premiums in force, by regional office location:
Minnesota	$32,200	$37,800	$32,300
Michigan	12,900	14,200	12,300
Colorado	7,800	10,100	8,300

Total premiums in force	$52,900	$62,100	$52,900

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
     Our premiums in force decreased to $52.9 million at March 31, 2006 and December 31, 2005 from $62.1 million at March 31, 2005. This decrease in premiums in force since March 31, 2005 was intentional and has occurred in all our regions. In order to continue to maintain profitability, we targeted policies that did not meet our underwriting profit margin standards for non-renewal at policy expiration. We are experiencing significant competition for new business and continue to focus on writing business at a price that gives us a reasonable opportunity for an underwriting profit.
     Our gross premiums earned decreased to $13.0 million in the first quarter of 2006 from $15.7 million in the first quarter of 2005 due primarily to the decrease in premiums in force and a decrease in our final audit premiums in 2006 compared to 2005. Final audit premiums increased gross premium earned by $24,000 for the three-month period ended March 31, 2006, compared to $111,000 for the same period in 2005.
     Renewal premium rates decreased 4.6% in the first quarter of 2006 compared to an increase of 2.2% in the first quarter of 2005. We have traditionally filed ACIC’s rates at the high end of the range in each market in which we operate, usually at or near the rates charged by the residual markets in these regions. We believe that even at these higher rate levels, our ID15 and The RTW Solution proprietary systems offer a good value to our customers because of our ability to lower their workers’ compensation costs. With the addition of BCIC, we believe we will have greater flexibility in setting our prices, and retaining customers for whom we have successfully reduced costs.
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

     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We purchased reinsurance for 2006 in our other regions from three reinsurers. The following table summarizes our reinsurance coverage for 2006 and 2005 (all losses ceded on a per occurrence basis):

		Covers losses per occurrence:
		In excess of:	Limited to:
Minnesota:
2006	WCRA	$390,000	Statutory limit
	Various reinsurers	$200,000	$390,000
2005	WCRA	$380,000	Statutory limit
	Various reinsurers	$200,000	$380,000

Other States:
2006	Various reinsurers	$200,000	$20.0 million, excluding acts of terrorism

2005	Various reinsurers	$200,000	$20.0 million, excluding acts of terrorism
     Premiums ceded to reinsurers were $2.2 million in the first quarter of 2006 compared to $2.8 million in the first quarter of 2005. As a percent of gross premiums earned, premiums ceded decreased to 16.6% for the three months ended March 31, 2006 compared to 17.5% for the same period in 2005. The decrease in 2006 corresponds to the decrease in gross premiums earned and the rates we are charged for Minnesota risks decreased slightly in 2006 and are lower than the rates we are charged for our other states risks.
Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2006 include the following factors:
•	We expect premium rates to decrease on new and renewing policies as national and regional carriers focus on writing and retaining workers’ compensation insurance;

•	Our 2006 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy. We expect to sacrifice some top line insurance revenue in the second quarter to retain profit in our insurance operations;

•	We signed agreements in the second quarter of 2006 with two partners to enable us to begin leveraging our existing licenses and growing our insurance operation by writing small accounts and selected association business. We expect to grow this business over time; and

•	Premiums ceded under excess of loss policies, as a percent of gross premiums earned in 2006, may increase when compared to the results attained for the first three months of 2006 as we write a greater portion of our business outside of Minnesota. We maintained a $200,000 per occurrence retention in all our regions in 2006.
Investment Income and Net Realized Investment Gains: Investment income includes earnings from our investment portfolio and our net realized investment gains, which include gains from sales of available-for-sale-investments, and are displayed separately on our accompanying Consolidated Statements of Income.
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
     Investment income increased to $1.3 million in the first quarter of 2006 from $1.1 million in the first quarter of 2005 as our investment portfolio increased to $110.1 million at March 31, 2006 from $95.6 million at March 31, 2005. Our average book investment yield was 4.1% at March 31, 2006 compared to 3.9% at March 31, 2005. In order to reduce the near-term interest rate risk in the portfolio, we built our cash position throughout 2004 by holding cash received from mortgage-backed security pre-payments and sales or maturities of available-for-sale-investments in 2004 expecting that interest rates would rise in 2005. During 2005 and the first quarter of 2006, we began to invest a portion of our cash and cash equivalents into longer maturing, fixed-rate securities. Cash and cash equivalents were $18.1 million at March 31, 2006 compared to $21.9 million at December 31, 2005 and $31.5 million at March 31, 2005. Investment income in the first three months of 2006 was favorably affected by the increase in short-term interest rates.

In the first three months of 2006, we invested $15.1 million from maturing securities and pre-payments of mortgage-backed securities, proceeds from the sale of available-for-sale investments, and a portion of our cash and cash equivalents into taxable securities. The investment income realized in future periods will be affected by yields attained on current and new investments.
     In 2005, we sold certain securities within our portfolios to take advantage of favorable interest rates. We realized net investment gains of $135,000 in the first quarter of 2005, compared to no realized investment gains or losses for the same period in 2006.
Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2006 will be affected by the following:
•	We expect interest rates to increase during the remainder of 2006; however, the timing of any such rate increase is unknown at this time. We intend to invest our excess cash into higher yielding investments as rates increase;

•	We expect that short-term interest rates, on assets classified as cash and cash equivalents, will increase in 2006 as the Federal Reserve Board increases rates;

•	Our investment in tax-exempt municipal bonds will result in reduced investment yields and will favorably affect net income as the rates will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	We expect cash flows for 2006 to be affected by claim payments on claims from 2005 and prior years, offset by cash flows from our premiums earned in 2006;

•	Future recognition of realized investment gains and losses will depend on sales of our investments, if any, as we replace securities to manage our portfolio risks and returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.
Service Revenue: Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Service revenue earned as a percent of premiums is recognized over the life of the underlying insurance policy. All other service revenue is recognized for the term of the contract. The excess of billed service revenue over earned amounts is recognized as a liability and included in “Accrued expenses and other liabilities on our Consolidated Balance Sheets. Service revenue grew to $1.6 million in the first quarter of 2006 from $595,000 in the same quarter in 2005 as we continued to grow our service business.
Service Revenue Outlook: Service revenue will increase in 2006 due to the following:
•	In March 2004, we were awarded a three-year contract to service 25% of the ARP. We are paid a fee based on a percent of the premium we service and began servicing new ARP business on July 1, 2004 and renewal ARP business on September 1, 2004. During 2005, we continued to ramp up our servicing of this contract, achieving a full “25%” share in September 2005. The total annual premium in the ARP at March 31, 2006 is approximately $78.6 million, which decreased from $85.1 million at December 31, 2005. We expect the total annual premium in the ARP to continue to decrease slightly during 2006, which will exert downward pressure on our related revenue, offset by being at a full “25%” servicing rate for the entire year; and

•	We continue to market our services aggressively inside and outside the regions in which we currently operate our insurance business. We expect service revenue will increase as new customers become aware of and purchase these services.
EXPENSES: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses and income tax expense.
Claim and Claim Settlement Expenses: Claim expenses refer to medical and indemnity benefits that we paid or expect to pay to claimants for past events insured by ACIC and BCIC. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the accompanying Consolidated Statements of Income.

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
     Claim and claim settlement expenses decreased to $7.2 million in the first quarter of 2006 from $8.9 million in the same period in 2005. As a percent of premiums earned, claim and claim settlement expenses decreased to 66.1% for the first quarter of 2006 from 68.6% for the first quarter of 2005. These changes are due to the following:
•	We reduced claim and claim settlement expenses by $850,000 in the first quarter of 2006 to reflect favorable claim development for 2005 and prior accident years. The first quarter of 2005 results were reduced by $500,000 to reflect similar experience;

•	Continued improvements in our ability to effectively and efficiently manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2006 as compared to accident year 2005 resulting from general inflationary pressures.
Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:
•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases (decreases) in premium rates will result in increasing (decreasing) gross premiums earned without a corresponding increase (decrease) in claim and claim settlement expenses, ultimately decreasing (increasing) claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.
The ultimate effect of these factors on claim and claim settlement expenses as a percent of premiums earned for the remainder of 2006 is unknown at this time.
Policy Acquisition Costs: Policy acquisition costs are costs directly related to writing insurance policies for ACIC and BCIC and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, less ceding commissions received from our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them.
     The following table summarizes policy acquisition costs (000’s):

	Three months ended
	March 31,
	2006	2005
Commission expense	$845	$1,051
Premium tax expense	150	238
Other policy acquisition costs	799	814

Direct policy acquisition costs	1,794	2,103

Ceding commissions on excess of loss reinsurance	(532)	(678)

Total policy acquisition costs	$1,262	$1,425

     Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $532,000 in the first quarter of 2006 compared to $678,000 in the first quarter of 2005. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs decreased to $1.8 million in the first quarter of 2006 from $2.1 million in the first quarter of 2005. As a percent of gross premiums earned, direct policy acquisition costs increased to 13.8% in the first quarter of 2006 from 13.4% in the first quarter of 2005. The first three months of 2006 reflect the following:
•	Commission expense decreased to 6.5% of gross premiums earned for the three months ended March 31, 2006 from 6.7% for the same period in 2005. The decreased commission rates are the result of the decrease in our new business in 2006 relative to 2005, on which we pay higher commission rates. We believe the commission rates we pay are marketplace competitive;

•	Premium tax expense decreased to 1.2% of gross premiums earned for the first quarter of 2006 compared to 1.5% for the same period in 2005. We accrue at the indicated state premium tax rates for the jurisdictions in which we operate and adjust prior years’ accruals in the first or second quarter of each year to reflect any retaliatory tax charges or other adjustments that become known when the premium tax returns are completed; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds, fees paid to state rate-making organizations and the net effect of residual market or “pool” activity in the states in which we have operated. Most other policy acquisition costs are not directly related to current period gross premiums earned. Other policy acquisition costs increased to 6.2% of gross premiums earned in the first quarter of 2006 compared to 5.2% in the first quarter of 2005. We recorded a $130,000 increase in other policy acquisition costs in the first quarter of 2006 reflecting a reapportionment of 2005 mandatory reinsurance pools expense. We recorded a $57,000 increase in other policy acquisition costs in the first quarter of 2005 reflecting a reapportionment of 2004 mandatory reinsurance pools expense. Excluding the mandatory pool reallocation, other policy acquisitions costs increased to 5.2% for the three months ended March 31, 2006 from 4.8% for the same period in 2005.
Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2006 will be affected by the following:
•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies;

•	Premium tax accrual rates are expected to be at their normal level of 2.0% for the balance of 2006; and

•	Other policy acquisition costs will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.
General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs. All costs associated with our service business are included in general and administrative expenses.
     General and administrative expenses increased to $3.7 million in the first quarter of 2006 from $2.9 million in the first quarter of 2005. General and administrative expenses increased due primarily to the following:
•	Service revenue increased to $1.6 million for the three months ended March 31, 2006 from $595,000 for the same period in 2005. We added staff and other general and administrative expenses to deliver the services associated with this revenue and we have continued to build the infrastructure necessary to support our service revenue growth;

•	Bonus expense increased to $398,000 through the first quarter of 2006 compared to $223,000 for the same period in 2005; and

•	Share-based compensation expense for the first quarter of 2006 was $199,000 due to the adoption of SFAS NO. 123R, “Share-Based Payment,” a new accounting pronouncement requiring the expensing of stock-based compensation. There was no comparable charge recorded in the first quarter of 2005.
General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:
•	Growth in our service revenue will require staff additions and increase our general and administrative expense;

•	We will continue to make appropriate investments in infrastructure to position us for future organizational growth and continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2006, if growth opportunities warrant opening a new office, we will evaluate the opportunity as presented; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.
Income Tax Expense: We incur federal income taxes on our combined service organization (RTW and Absentia) operations and insurance (ACIC and BCIC) operations. We incur state income taxes on the results of our service organization’s operations and incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition and payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.
     In assessing our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We expect our deferred tax assets at March 31, 2006, to be realized as a result of the future income and the reversal of existing taxable temporary differences.
     Income tax expense for the first quarter of 2006 was $580,000, or 35.5% of income before income taxes, compared to $515,000, or 32.9% of income before income taxes for the same period in 2005. The income tax expense percentages in the three months ended March 31, 2006 and 2005 have been affected by: (i) our income from operations; (ii) changes in taxable net income from our insurance subsidiaries (ACIC and BCIC) which are subject to only federal income taxes; (iii) increases in our service revenue which is subject to both federal and state income taxes; (iv) non-deductibility of certain share-based compensation expense; and (v) the amount of municipal bond income that we have earned.
Income Tax Expense Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2006; (ii) the amount of tax-exempt income we earn in 2006; (iii) the amount of non-deductible share-based compensation expense we incur in 2006; and (iv) the growth of our service revenue. The ultimate change is unknown at this time.
Investments
Our portfolios of fixed maturity securities at March 31, 2006 included U.S. Government securities (52.9%), mortgage-backed securities (18.8%), municipal securities (16.4%), commercial paper (10.2%) and asset-backed securities (1.7%). Our portfolios are managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In 2005, we sold securities within the portfolios to take advantage of favorable interest rates and realized net investment gains of $135,000 for the three months ended March 31, 2005. There were no net investment gains or losses realized during the same period in 2006. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All issues in our portfolio were rated AAA, AA or A1+ at March 31, 2006 and December 31, 2005. We do not invest in derivative securities.
     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio increased to $110.1 million at March 31, 2006 from $107.3 million at December 31, 2005. During 2003 and 2004, interest rates declined, leading to a significant mortgage refinancing by consumers, resulting in significant pre-payment or early redemption of our mortgage-backed securities. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2004 by holding cash received on mortgage-backed security pre-payments and through sales of securities, expecting that interest rates would rise in 2005. During 2005 and continuing in 2006, we began to invest a portion of our cash and cash equivalents into longer-maturing, fixed rate securities. Cash and cash equivalents were $18.1 million, $21.9 million and $31.5 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. We expect that cash and cash equivalents will decrease and investments will increase for the remainder of 2006 as we continue to invest available cash into additional fixed-income securities.
     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. At March 31, 2006, we had a $2.7 million net unrealized loss on investments compared to a $1.8 million net unrealized loss at December 31, 2005 and a $969,000 net unrealized loss at March 31, 2005.
Unpaid Claim and Claim Settlement Expenses
Unpaid claim and claim settlement expenses relate solely to our insurance operation. Our service division does not bear claim risk for its customers and carries no unpaid claim and claim settlement expenses.
     At March 31, 2006, the liability for unpaid claim and claim settlement expenses totaled $158.4 million and our reinsurance recoverables on unpaid claim and claim settlement expenses totaled $82.3 million resulting in net reserves totaling $76.1 million. Net reserves at December 31, 2005 totaled $76.8 million and included the liability for unpaid claim and claim settlement expenses totaling $160.1 million, net of reinsurance recoverables on unpaid claim and claim settlement expenses of $83.3 million.
     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables (together, net reserves), at each consolidated balance sheet date. Our reserves represent the estimated total unpaid cost of claim and claim settlement expenses, which cover events that occurred to date in 2006 and prior years. These reserves reflect our estimates of the total costs of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (IBNR). For reported claims, we establish reserves on a “case” basis. For IBNR claims, we calculate the difference between: (i) projected ultimate claim and claim settlement expenses as determined using generally accepted actuarial standards; and (ii) case reserves and carry the difference as an IBNR reserve. By using both estimates of reported claims and IBNR claims, we estimate the ultimate net reserves for unpaid claim and claim settlement expenses.
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
     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2006, 2005 and 2004 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of March 31, 2006. Each one percent (1%) increase or decrease in the inflation rate for 2005 and 2004 accident years would increase or decrease our net loss reserve estimates at December 31, 2005 by approximately $477,000. Information about the 2006 accident year is still very immature and any estimate of the effect of a one percent (1%) change would be premature.

     Our independent actuary provides management with an opinion annually regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. At December 31, 2005, we established recorded reserves in the upper end of the actuary’s range and we continue to believe that recorded reserves remain in that range at March 31, 2006. The ultimate actual liability may be higher or lower than reserves established.
     Our reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at rates ranging from 3.5% to 8.0% in 2006 and 2005. The discount rates are subject to adjustment as market interest rates change. We use the same rates for U.S. generally accepted accounting principles (GAAP) as we do for Statutory Accounting Practices (SAP) in determining our liability. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.
     We continually monitor loss development trends and data to establish adequate premium rates and to determine reasonable reserve estimates. Reserves that are based on estimates are inherently uncertain and represent a significant risk to the business. We attempt to mitigate this risk by continually improving and refining our workers’ compensation claim processing practices and by continual monitoring through actuarial estimation methods.
     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at March 31, 2006 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.
     Income for the three months ended March 31, 2006 included an $850,000 reduction of claim and claim settlement expenses resulting from favorable development of claims for 2005 and prior accident years. Income for the three months ended March 31, 2005 included a $500,000 reduction of claim and claim settlement expenses resulting from favorable development of claims for 2004 and prior accident years.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.
     Our primary sources of cash from operations are premiums collected, reimbursements under reinsurance contracts, service revenue collected and net investment income. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. We expect that cash and cash equivalents will decrease from levels reported at December 31, 2005 and March 31, 2006 during the remainder of 2006 as we take advantage of the anticipated increase in interest rates to purchase fixed-maturity investments. Available cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for such expenses as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash, a money market fund that invests primarily in short-term U.S. Government securities, commercial paper with maturities of three months or less and overnight repurchase agreements secured by U.S. Treasury or U.S. Government Agency securities.
     Cash used in operating activities for the three months ended March 31, 2006 was $50,000. Cash was provided by net income of $1.1 million, an increase in unearned premiums, net of premiums receivable of $1.4 million, a decrease in reinsurance recoverables and receivables of $1.0 million, share-based compensation expense of $199,000 and depreciation and amortization of $52,000, offset by a decrease in accrued expenses and other liabilities of $2.1 million and a decrease in unpaid claim and claim settlement expenses of $1.8 million. Net cash used in investing activities was $3.8 million due to $15.1 million in purchases of available-for-sale investments and $89,000 in purchases of furniture and equipment offset by $10.6 million in proceeds from the maturities of available-for-sale investments and $761,000 in proceeds from sales of available-for-sale investments. Net cash from financing activities was $72,000 from the exercise of stock options.

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
     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiaries to us. Under Minnesota insurance law regulating the payment of dividends, in any twelve month period, ACIC can pay a dividend to us from its earned surplus (unassigned surplus) not to exceed the greater of 10% of ACIC’s total surplus or ACIC’s prior years net income reduced for realized capital gains, net of income taxes. At March 31, 2006, ACIC could pay a dividend to RTW of $4.1 million without the approval of the Minnesota Department of Commerce. ACIC has never paid a dividend to RTW, and we intend to retain capital in the insurance subsidiaries.
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
Repurchase of Common Stock
On March 30, 2006, we announced that our Board of Directors approved resuming our common stock share repurchase program. In September 1998, RTW’s Board of Directors had authorized the Company to repurchase from time-to-time pursuant to the program, up to $4.0 million of common stock. Through March 30, 2006, the Company had spent $2.8 million to repurchase 395,000 shares, most recently in 2003.
     In April 2006, the Company purchased at total of 140,000 shares for $1.5 million, including 90,000 shares in a private transaction outside the program from an affiliate of the Company and 50,000 shares under the program.
     On May 1, 2006, the Board of Directors of RTW, Inc. authorized a $1.0 million increase in the stock share repurchase program. Accordingly as of April 12, 2006, the Company had a total of $1.7 million authorized for additional purchases.
     These repurchases will be made in the open market in compliance with the SEC’s Rule 10b-18, or through privately negotiated transactions, and are subject to market conditions, share price, trading volume and other factors. The repurchase program has no time limit and may be suspended from time-to-time or discontinued. The share repurchases will be made from available capital.
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
     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.2 million at March 31, 2006.
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
NAIC Risk-based Capital Standards
The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require computing a risk-based capital amount that is compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk; insurance underwriting risk; credit risk; and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital at March 31, 2006 is substantially in excess of authorized control level risk-based capital.
Regulation
Our insurance subsidiaries are subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At March 31, 2006, ACIC was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Michigan, Indiana, Missouri, Illinois, Kansas, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma. BCIC was licensed only in Minnesota.
Effect of Recent Accounting Pronouncements
In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP provides guidance on the recognition of impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our current policy for other-than-temporary impairments complies with FSP 115-1. Accordingly, the adoption of this standard has not had a material effect on the consolidated financial statements.
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS NO. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in the fiscal year beginning after December 15, 2006, with earlier adoption encouraged. We only issue workers’ compensation insurance policies, which are a statutory coverage and are not subject to internal replacement or modification in product benefits, features, right or coverages. We do not expect the adoption of SOP 05-1 to have a significant effect on operations, financial condition or liquidity.
Data Management
We use several proprietary systems developed by us for use in our operations. These systems include:

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
     We continue to maintain and upgrade these systems. We also utilize third-party software to maintain financial information, prepare accounting reports and financial statements and pay vendors. We contract with a third-party vendor with national capabilities to receive all of our first notices of injury from our customers. We contract with a third-party provider of payroll services for payroll, benefits and human resource software services. We utilize other licensed software from national vendors to maintain our financial records, file statutory statements with insurance regulators and perform other general business.

Forward Looking Statements
Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) ACIC’s ability to retain renewing policies and write new business with a B+ (Very Good, Secure) rating from A.M. Best and BCIC’s ability to underwrite policies without a rating from A.M. Best; (ii) our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services; (iii) our ability to expand our insurance solutions to new markets and write small accounts and select association business through ACIC; (iv) our ability to continue to maintain or increase pricing on insured products in the markets in which we remain or alternatively non-renew or turn away improperly priced business; (v) the ability of our reinsurers to honor their obligations to us; (vi) our ability to accurately predict claim development; (vii) our ability to provide our proprietary products and services to customers successfully; (viii) our ability to manage both our existing claims and new claims in an effective manner; (ix) our experience with claims frequency and severity; (x) medical inflation; (xi) competition and the regulatory environment in which we operate; (xii) general economic and business conditions; (xiii) our ability to obtain and retain reinsurance at a reasonable cost; (xiv) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xv) interest rate changes; and (xvi) other factors as noted in our other filings with the Securities Exchange Commission. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may affect our future performance.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information with respect to Disclosures about Market Risk is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” under Item 2 of this Report on Form 10-Q and is incorporated herein by reference.
Item 4: CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our President and Chief Executive Officer, Jeffrey B. Murphy, and Chief Financial Officer, Alfred L. LaTendresse, have evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the ordinary course of administering our workers’ compensation programs, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any other legal or administrative claims that we believe are likely to have a material adverse effect on our financial condition or results of operations. . We are involved, however, in the following matter:

RTW v. Carolina Casualty
On April 12, 2005, RTW, Inc. commenced a declaratory judgment action in United States District Court in Minnesota against Carolina Casualty Insurance Company. In the lawsuit, RTW is seeking a Court determination that RTW is not liable for any part of a $1.9 million judgment entered against an insured of Carolina Casualty in United States District Court in Utah. Carolina Casualty counterclaimed against RTW alleging that RTW owes it $1.9 million, plus interest and attorneys fees.
     On December 12, 2002, a Colorado employee of a Colorado care company insured by RTW’s subsidiary, American Compensation Insurance Company (“ACIC”), was injured in an automobile accident in Utah. The injured employee brought a separate underlying suit against Carolina Casualty’s insured trucking company and driver for damages suffered as a result of the automobile accident.
     While the underlying suit was pending, RTW administered and paid the workers’ compensation claim of the insured employee. The total amount paid or accrued for future payment by RTW was $163,586.15. RTW then sought indemnification from Carolina Casualty under subrogation rights. In August 2004, Carolina Casualty’s insured trucking company admitted full liability for the accident in the underlying suit.
     In December 2004, Carolina Casualty agreed to pay and did pay RTW the full amount of RTW’s subrogation claim. On January 14, 2005, after a jury trial on the injured employee’s damages, the U.S. District Court in Utah entered a judgment of $1.9 million against Carolina Casualty’s insured, which was equal to the injured employee’s total damages, including $1,250,000 in general damages, less the $163,586.15 representing workers compensation benefits that had been paid or accrued for future payments by RTW. Carolina Casualty subsequently settled the lawsuit with the injured worker for $1.8 million
     In preparing the December 2004 settlement agreement for the workers’ compensation subrogation claim, counsel appointed by Carolina Casualty for its insured inserted the provision that Carolina Casualty in its counterclaim in the Minnesota declaratory judgment action allegedly requires indemnification by RTW of Carolina Casualty.
     After Carolina Casualty’s attorneys requested indemnification pursuant to this provision, RTW commenced the Minnesota declaratory judgment action. A similar declaratory action initiated by Carolina Casualty and its insured against RTW in the U.S. District Court in Utah has been dismissed and all issues relating to the settlement are now being addressed solely in U. S. District Court in Minnesota.
     Discovery has been completed and cross motions for summary judgment were argued in front of the Minnesota U.S. District Court on May 8, 2006. In opposing RTW’s motion for summary judgment and bringing its own cross motion, Carolina Casualty apparently dropped its claim for indemnification with respect to the $1,250,000 portion of the injured employee’s judgment relating to general damages and only sought reimbursement of approximately $810,000 for the past and future special damages awarded to the injured employee.
     RTW expects that a decision on the cross motions will be issued by the Minnesota U.S. District Court within three months of the May 8, 2006 hearing. Any final decision by the District Court is subject to appeal to the United States Court of Appeals for the Eighth Circuit.
Item 1A. RISK FACTORS
     For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our 2005 Annual Report on Form 10-K .
Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     (a) Sale of unregistered securities
     None
     (b) Use of proceeds

          Not applicable
     (c) Repurchase of Equity Securities
The Company did not repurchase any of its securities during the period ended March 31, 2006, but on March 30, 2006 the Company approved resuming its share re-purchase program.
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

RTW, Inc.
Dated: May 12, 2006	By	/s/ Jeffrey B. Murphy
Jeffrey B. Murphy
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2006	By	/s/ Alfred L. LaTendresse
Alfred L. LaTendresse
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)