Form 10-Q
period 2006-06-30
RTW INC /MN/
filed 2006-08-11
CIK 915781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
At July 31, 2006, approximately 5,284,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Investments at fair value, amortized cost of $107,531 and $109,021	$104,058	$107,250
Cash and cash equivalents	21,384	21,914
Accrued investment income	940	857
Premiums receivable, less allowance of $229 and $192	2,391	3,382
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	81,641	83,318
On paid claim and claim settlement expenses	859	751
Deferred policy acquisition costs	932	889
Furniture and equipment, net	1,433	1,444
Other assets	10,558	8,666

Total assets	$224,196	$228,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$156,925	$160,141
Unearned premiums	8,330	8,341
Accrued expenses and other liabilities	8,552	9,411

Total liabilities	173,807	177,893

Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,290,000 shares at June 30, 2006 and 5,441,000 at December 31, 2005	19,519	21,365
Retained earnings	33,127	30,364
Accumulated other comprehensive loss	(2,257)	(1,151)

Total shareholders’ equity	50,389	50,578

Total liabilities and shareholders’ equity	$224,196	$228,471

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Gross premiums earned	$13,193	$15,002	$26,181	$30,732
Premiums ceded	(2,150)	(2,612)	(4,302)	(5,362)

Premiums earned	11,043	12,390	21,879	25,370
Investment income	1,324	1,108	2,629	2,162
Net realized investment gains	—	445	—	580
Service revenue	1,752	940	3,320	1,535

Total revenues	14,119	14,883	27,828	29,647

Expenses:
Claim and claim settlement expenses	7,323	8,518	14,482	17,418
Policy acquisition costs	1,298	1,542	2,560	2,967
General and administrative expenses	3,333	2,817	6,987	5,692

Total expenses	11,954	12,877	24,029	26,077

Income before income taxes	2,165	2,006	3,799	3,570

Income tax expense	731	685	1,311	1,200

Net income	$1,434	$1,321	$2,488	$2,370

Net income per share:
Basic income per share	$0.27	$0.24	$0.46	$0.44

Diluted income per share	$0.26	$0.23	$0.45	$0.42

Weighted average shares outstanding:
Basic shares outstanding	5,346,000	5,397,000	5,397,000	5,372,000

Diluted shares outstanding	5,538,000	5,655,000	5,585,000	5,641,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,488	$2,370
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized investment gains	—	(580)
Depreciation and amortization	167	428
Equity-based compensation expense	232	—
Changes in assets and liabilities:
Reinsurance recoverables	1,569	2,913
Unpaid claim and claim settlement expenses	(3,216)	(812)
Unearned premiums, net of premiums receivable	980	(318)
Accrued expenses and other liabilities	(859)	729
Other, net	(1,422)	(100)

Net cash (used in) provided by operating activities	(61)	4,630

Cash flows from investing activities:
Proceeds from sales of securities	1,523	7,850
Purchases of securities	(19,542)	(17,909)
Maturities of available-for-sale securities	19,574	—
Purchases of furniture and equipment	(221)	(314)

Net cash provided by (used in) investing activities	1,334	(10,373)

Cash flows from financing activities:
Stock option exercises	72	261
Issuance of common stock under the Employee Stock Purchase Plan	150	99
Repurchase of common stock	(2,025)	—

Net cash (used in) provided by financing activities	(1,803)	360

Net decrease in cash and cash equivalents	(530)	(5,383)

Cash and cash equivalents at beginning of year	21,914	39,379

Cash and cash equivalents at end of period	$21,384	$33,996

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$701	$(16)

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
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
NOTE B – STOCK OPTIONS AND STOCK-BASED BENEFIT PLANS
We have stock-based compensation plans, including the RTW, Inc. 1995 Employee Stock Purchase Plan and Trust (ESPP), the 1994 Stock Plan and the 2005 Stock Plan, for our directors, officers and certain employees. The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. The 1994 Stock Plan and 2005 Stock Plan permit the grant of stock-based awards as determined by the Compensation Committee (the Comp. Committee) of our Board of Directors (Board). Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Comp. Committee. Non-qualified and incentive stock options (as defined in Section 422 of the Internal Revenue Code) are granted at the fair market value of our stock on the date of grant.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-based Payment,” that requires compensation expense related to share-based transactions, including employee stock options, be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”
     Effective January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation expense recognized beginning January 1, 2006 includes: (i) all share-based options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (ii) all share-based options granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation expense is recognized ratably over the requisite vesting period.
Stock Option Pricing – The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the award, generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was estimated based on the historical volatility of our stock over a period of years equal to the expected life of the options. The average expected life was estimated based on an analysis of our historical exercise and forfeiture activity. The risk-free interest rate is based on U.S. Treasury issues with a remaining term that approximates the expected life of the option. We have never paid a dividend. The following assumptions were used in estimating the fair value of options granted during the quarter and six months ended June 30, 2006:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected stock price volatility	38% to 46%	32% to 34%	38% to 46%	26% to 34%
Expected life of options (in years)	1 to 3.5 years	1 to 3 years	1 to 3.5 years	1 to 3 years
Risk-free interest rate	4.95% to 5.05%	3.26% to 3.79%	4.66% to 5.05%	2.93% to 3.79%
     The weighted average grant-date fair values of the options granted during the second quarter of 2006 and 2005 were $3.69 and $2.45 per share, respectively and were $3.73 and $1.60 per share for the six-month period ended June 30, 2006 and 2005, respectively. Intrinsic value is the difference between the market value of the shares on the date of exercise and the exercise price of the underlying award. The following information relates to option exercises during the three and six months ended June 30, 2006:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Aggregate intrinsic value of options exercised	$65,000	$254,000	$192,000	$649,000
Income tax benefit realized from options exercised	—	16,000	42,000	132,000
Cash received upon exercise	151,000	149,000	180,000	255,000
     As a result of adopting SFAS No. 123R, our results for the three and six month periods ended June 30, 2006 include incremental share-based pre-tax compensation expense of $34,000 and $232,000, respectively, related to stock options. This expense has been included in the consolidated statement of income under general and administrative expenses. We have recognized a related tax benefit associated with our share-based compensation arrangements of $6,000 and $12,000, respectively, for the three and six months periods ended June 30. 2006. No stock-based employee compensation expense was recognized for options granted for the three and six month periods ended June 30, 2005 in the unaudited condensed Consolidated Statement of Income, as we had historically accounted for share-based compensation under the intrinsic value method of APB 25. The incremental expense, net of the related tax benefit, resulted in a $0.01 and $0.04 decrease in both basic and diluted earnings per share for the three and six month periods ending June 30, 2006.
     Prior period amounts have not been restated to reflect adopting SFAS No. 123R. Had we calculated compensation expense for our option grants under the 1994 Stock Plan and 2005 Stock Plan and stock issuances under our ESPP based on the fair value method described in SFAS No. 123, our net income and basic and dilutive net income per share for the three and six months ended June 30, 2005 would approximate the following pro forma amounts (in 000’s, except per share data):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported:	$1,321	$2,370
Less: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax expense	(44)	(102)

Pro forma net income	$1,277	$2,268

Basic net income per share:
As reported	$0.24	$0.44
Pro forma	$0.24	$0.42

Diluted net income per share:
As reported	$0.23	$0.42
Pro forma	$0.23	$0.40
     At June 30, 2006, the total compensation expense related to non-vested stock option awards under the ESPP, 1994 Stock Plan and the 2005 Stock Plan not yet recognized was $408,000. Compensation expense is recognized on a straight-line basis over the vesting period of the options. Accordingly, we anticipate that we will recognize approximately $151,000, $174,000, $65,000 and $18,000 of incremental compensation expense in 2006, 2007, 2008 and 2009 respectively related to unvested awards outstanding at June 30, 2006.
1995 Employee Stock Purchase Plan - The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In 2003, the shares reserved for distribution under the plan were increased from 100,000 to 150,000 shares. In 2004, the ESPP was amended to allow the issuance of stock within 10 years of any increase in the number of shares authorized to be issued under the plan. In 2005, the shares reserved for distribution under the plan were further increased from 150,000 to 200,000 shares. The ESPP terminates in 2013 and will be carried out in phases, each consisting of one year or a different period of time approved by our Board. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase in the most recent two years completed through June 2006:

	Shares	Purchase
Phase:	Purchased	Price
Beginning April 2004, expiring April 2005	17,279	$5.72
Beginning April 2005, expiring April 2006	17,501	8.61
The twelfth one-year phase began in April 2006 and expires in April 2007. Our liability for employee contributions withheld at June 30, 2006 and December 31, 2005 for the purchase of shares in April 2007 and April 2006 under the ESPP was $35,000 and $116,000, respectively.
1994 Stock Plan - The 1994 Stock Plan provides for awards of incentive stock options (as defined in section 422 of the Internal Revenue code) and non-qualified stock options. In July 1998, our Board increased the shares reserved for distribution under the plan to 1,000,000. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by our Board or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant. The ability to award incentive stock options under this Plan terminated in June 2004.
Options granted, exercised, cancelled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified
		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price
Balance, January 1, 2006	334,303	$6.85	216,135	$6.18

Exercised	(1,000)	2.19	(14,704)	2.35
Cancelled	(1,875)	38.67	(2,129)	6.45

Balance, March 31, 2006	331,428	6.68	199,302	6.46

Exercised	(2,125)	6.18	—	—
Cancelled	(3,260)	7.30	—	—

Balance, June 30, 2006	326,043	$6.68	199,302	$6.46

     Incentive stock options expire ten years from the date of grant and substantially all are subject to continued employment with us. Each of the non-qualified options expires ten years from the date of grant with the exception of certain options granted to our founder that expire five years from the date of grant. Options are generally subject to vesting provisions that restrict exercise of the option.
2005 Stock Plan - The 2005 Stock Plan was approved by the shareholders in June 2005 and provides for awards of incentive stock options (as defined in section 422 of the Internal Revenue code) and non-qualified stock options. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board or, if established, by a separate committee. The exercise price for all options granted was the market price of the common stock at the date of grant.

Options granted, exercised, cancelled and outstanding under the 2005 Stock Plan are as follows:

	Qualified		Non-Qualified
		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price
Balance, January 1, 2006	15,000	$11.72	—	$—
Granted	62,500	10.92	—	—

Balance, March 31, 2006	77,500	11.07	—	—
Granted	15,000	12.04	20,000	10.87

Balance, June 30, 2006	92,500	$11.23	20,000	$10.87

     Incentive stock options expire ten years from the date of grant and substantially all are subject to continued employment with us. Each of the non-qualified options expires ten years from the date of grant. Options are generally subject to vesting provisions that restrict exercise of the option. The following table summarizes the options outstanding and exercisable under both the 1994 Stock Plan and the 2005 Stock Plan at June 30, 2006:

				Options Exercisable
	Options Outstanding				Weighted
	Number	Weighted Average		Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Price Range	Options	Life	Price	Options	Price
Incentive stock options:
$ 14.00 - $ 21.50	33,045	1.9 years	$15.43	33,045	$15.43
8.75 - 12.04	127,500	8.0 years	11.04	64,583	10.74
6.00 - 6.18	167,698	7.7 years	6.13	150,419	6.15
2.19 - 4.50	90,300	6.1 years	2.76	90,300	2.76

$ 2.19 - $ 21.50	418,543	7.0 years	$7.63	338,347	$7.03

Non-qualified stock options:
$ 31.75	5,000	0.6 years	$31.75	5,000	$31.75
6.00 9.87	151,802	8.4 years	7.93	96,576	7.66
1.98 - 3.13	62,500	5.9 years	2.25	62,500	2.25

$ 1.98 - $ 31.75	219,302	7.5 years	$6.85	164,076	$6.34

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the $10.73 closing price of our common stock for options that were in-the-money at June 30, 2006. The intrinsic value of the options outstanding and exercisable was $2.5 million and $2.2 million, respectively, as of June 30, 2006.
NOTE C –COMPREHENSIVE INCOME
Comprehensive income includes unrealized gains and losses on available-for-sale investments. All components of comprehensive income are recorded net of related income taxes. Comprehensive income consists of the following (in 000’s):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$1,434	$1,321	$2,488	$2,370
Other comprehensive loss:
Change in unrealized (loss) gain on investments	(497)	659	(1,106)	(359)

Comprehensive income	$937	$1,980	$1,382	$2,011

NOTE D – INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
At June 30, 2006	Cost	Gains	Losses	Value
U.S. government securities	$61,600	$—	$(1,845)	$59,756
Commercial paper	1,954	—	—	1,954
Asset-backed securities	2,008	—	(98)	1,910
Municipal securities	18,561	—	(637)	17,924
Mortgage-backed securities	23,408	1	(894)	22,515

Total investments	$107,531	$1	$(3,474)	$104,058

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2005	Cost	Gains	Losses	Value
U.S. government securities	$56,138	$63	$(960)	$55,241
Commercial paper	10,167	—	—	10,167
Asset-backed securities	2,009	—	(60)	1,949
Municipal securities	18,658	—	(456)	18,202
Mortgage-backed securities	22,049	45	(403)	21,691

Total investments	$109,021	$108	$(1,879)	$107,250

     The gross unrealized loss in all cases is the result of an increase in interest rates and is not the result of deterioration in the credit quality of the issuers. We believe that the unrealized losses on our fixed maturity securities do not represent other than temporary impairments. All issues carry a credit quality of AAA, AA or A+ (Standard & Poors). We have the ability and intent to hold all of these securities to recovery, which in certain circumstances may extend to maturity. We consider all relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances we consider include: (i) the length of time the fair value has been below cost; (ii) the financial position and access to capital of the issuer, including the current and future effect of any specific events; and (iii) our ability and intent to hold the security until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.
NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASN Statement No. 109” (FIN 48), which provides criteria for recognizing, measuring, presenting and disclosing uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006. We expect that FIN 48 will not have a material effect on our consolidated financial condition or results of operations.
     In November 2005, the FASB issued FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1). FSP 115-1 provides guidance on recognizing impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our policy for other-than-temporary impairments complies with FSP 115-1. Accordingly, the adoption of this standard has not had a material effect on the consolidated financial statements.
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No.97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by electing a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We only issue workers’ compensation insurance policies, which are a statutory coverage and are not subject to internal replacement or modification in product benefits, features, right or coverage. We do not expect the adoption of SOP 05-1 to have a significant effect on operations, financial condition or liquidity.
NOTE F – SEGMENT INFORMATION
Prior to January 1, 2006, our Insurance segment was our only reportable operating segment. During the first quarter of 2006, based on growth in our service revenue, we enhanced our financial information concerning our products and services. We currently evaluate our operations through two reportable business segments: Insurance and Service. These segments are distinct operating units that offer different products and require different marketing strategies. Our Insurance segment underwrites workers’ compensation insurance for employers through our insurance subsidiaries American Compensation Insurance Company (ACIC) and Bloomington Compensation Insurance Company (BCIC). Our Service segment provides non-insurance services to self-insured employers, state assigned risk plans, other insurance companies and agents through our Absentia SM division.
We evaluate segment profitability using income from operations before income taxes. All revenues and expenses are reflected in our reportable segment results. Expense allocations are based on certain assumptions and estimates; stated segment results would change if different methods were applied. We do not allocate depreciation and amortization expense to our service segment, and such disclosure would be impracticable. No single customer provides 10% or more of our total revenue.
The following tables summarize the components of our revenues and income before income taxes and net income by reportable business segment (000’s):

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	Insurance	Service	Consolidated	Insurance	Service	Consolidated
Revenues:
Premiums earned	$11,043	$—	$11,043	$21,879	$—	$21,879
Investment income	1,324	—	1,324	2,629	—	2,629
Net realized investment gains	—	—	—	—	—	—
Service revenue	—	1,752	1,752	—	3,320	3,320

Total operating revenues	$12,367	$1,752	$14,119	$24,508	$3,320	$27,828

Income before income taxes	$1,848	$317	$2,165	$3,065	$734	$3,799

Net income	$1,249	$185	$1,434	$2,040	$448	$2,488

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	Insurance	Service	Consolidated	Insurance	Service	Consolidated
Revenues:
Premiums earned	$12,390	$—	$12,390	$25,370	$—	$25,370
Investment income	1,108	—	1,108	2,162	—	2,162
Net realized investment gains	445	—	445	580	—	580
Service revenue	—	940	940	—	1,535	1,535

Total operating revenues	$13,943	$940	$14,883	$28,112	$1,535	$29,647

Income before income taxes	$1,803	$203	$2,006	$3,446	$124	$3,570

Net income	$1,193	$128	$1,321	$2,292	$78	$2,370

The following table summarizes identifiable assets by reportable business segment (amounts in 000’s):

	June 30,	December 31,
	2006	2005
Insurance	$214,765	$217,915
Service	3,238	1,739

Total identifiable assets by reportable business segment	218,003	219,654
Corporate	6,193	8,817

Consolidated total assets	$224,196	$228,471

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
     Our approach to managing disability reduces medical expenses and wage-replacement costs, including time away from the job. We: (i) focus our efforts on the 15% of injured employees that drive 80% of the system costs; (ii) control costs by actively managing all participants in the system, including employers, employees, medical care providers, attorneys and the legal system; and (iii) return injured employees to work as soon as safely possible. On May 18, 2006, A.M. Best Co. (Best) upgraded the financial strength rating of ACIC to B++ (Very Good) from B+ (Very Good). Best also assigned an initial financial strength rating of B++ (Very Good) to BCIC. The outlook for both ratings is positive. The ratings reflect our improved capitalization and profitability over the last four years. RTW increased the statutory capital and surplus of its insurance subsidiaries to $45.4 million at June 30, 2006 and $43.6 million at December 31, 2005 from $38.5 million at December 31, 2004 as a result of profitability in 2006 and 2005. Our B++ ratings from Best may be a barrier for selling insurance products in certain circumstances as some employers will only do business with insurers rated “A-” or better.
     Additional information about RTW is available on our website, www.rtwi.com.
Significant Accounting Policies
Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” included in our Consolidated Financial Statements and notes thereto in our 2005 Annual Report on Form 10-K. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) investments; (iii) service revenue; (iv) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and the related reinsurance recoverables; (v) deferred policy acquisition costs; and (v) income taxes and deferred income taxes. These accounting policies are discussed within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Financial Summary
This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. and its subsidiaries. This review should be read in conjunction with our consolidated financial statements and notes thereto at June 30, 2006 and December 31, 2005 and the three and six-month periods ended June 30, 2006 and 2005.

The following table provides an overview of our key operating results (in 000’s except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross premiums earned	$13,193	$15,002	$26,181	$30,732
Premiums earned	11,043	12,390	21,879	25,370
Service revenue	1,752	940	3,320	1,535
Total revenues	14,119	14,883	27,828	29,647
Claim and claim settlement expenses	7,323	8,518	14,482	17,418
Net income	1,434	1,321	2,488	2,370
Diluted income per share	$0.26	$0.23	$0.45	$0.42
     We reported net income of $1.4 million in the second quarter of 2006 compared to net income of $1.3 million in the second quarter of 2005 and reported net income of $2.5 million for the six months ended June 30, 2006 compared to $2.4 million for the same period in 2005. Diluted net income per share was $0.26 in the second quarter of 2006 compared to $0.23 for the second quarter of 2005 and was $0.45 for the six months ended June 30, 2006 compared to $0.42 for the same period in 2005. The primary factors affecting our 2006 operating results included the following:
•	Our gross premiums earned decreased to $13.2 million in the second quarter of 2006 from $15.0 million in the second quarter of 2005 and decreased to $26.2 million for the six months ended June 30, 2006 from $30.7 million for the same period in 2005. Our premiums in force decreased to $51.7 million at June 30, 2006 from $58.5 million at June 30, 2005 as we focused on writing business at the right price while non-renewing or passing on business that did not meet or pricing criteria in order to maintain profitability in our insurance operations. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased to $11.0 million in the second quarter of 2006 from $12.4 million in the second quarter of 2005 and decreased to $21.9 million for the six months ended June 30, 2006 from $25.4 million for the same period in 2005 reflecting the decrease in premiums in force from the comparable 2005 period and a decrease in premiums ceded as our cost of excess of loss reinsurance decreased in 2006;

•	Investment income increased to $1.3 million in the second quarter of 2006 from $1.1 million in the second quarter of 2005 and increased to $2.6 million for the six months ended June 30, 2006 from $2.2 million for the same period in 2005, reflecting the increase in the short-term interest rates in 2006 compared to 2005. We had no net realized investment gains in the first six months of 2006 compared to net realized investment gains of $445,000 in the second quarter of 2005 and $580,000 for the six months ended June 30, 2005;

•	Service revenue from our AbsentiaSM division grew to $1.8 million in the second quarter of 2006 from $940,000 in the second quarter 2005 and to $3.3 million for the six months ended June 30, 2006 from $1.5 million for the same period in 2005. This growth reflects our continued focus and success in growing our service business;

•	Claim and claim settlement expenses decreased to $7.3 million in the second quarter of 2006 from $8.5 million for the same period in 2005 and decreased to $14.5 million for the six months ended June 30, 2006 compared to $17.4 million for the same period in 2005 due to the decrease in gross premiums earned. Favorable development for prior accident years reduced claim and claim settlement expenses by $750,000 in the second quarter of 2006 compared to $500,000 for the second quarter of 2005 and by $1.6 million for the six months ended June 30, 2006 compared to $1.0 million for the same period in 2005. See further discussion under “Claim and Claim Settlement Expenses”; and

•	Net income includes an after-tax charge of $28,000, or $0.01 per diluted share for the second quarter 2006 and $220,000, or $0.04 per diluted share for the six months ended June 30, 2006, attributable to implementing SFAS 123R, “Share-Based Payment,” a new accounting pronouncement requiring the expensing of stock-based compensation. There was no comparable charge recorded in the second quarter or first six months of 2005, as we elected prospective implementation.
     Premiums in force may decrease from levels reported at June 30, 2006 for the remainder of 2006 as we focus on writing profitable business at the right price. We will focus on increasing profitability in our markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and non-renewing unprofitable policies; and (iii) aggressively managing policy acquisition costs.

     We expect that service fee revenue will increase for the remainder of 2006 as we continue to add new customers. General and administrative expenses will increase as we grow our service revenue and add staff to service that business.
     In the following pages, we discuss the operating results for the three and six-month periods ended June 30, 2006 and 2005 for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.
Results of Operations
REVENUES: Total revenues include premiums earned, investment income, net realized investment gains and service revenue. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross premiums earned	$13,193	$15,002	$26,181	$30,732
Premiums ceded	(2,150)	(2,612)	(4,302)	(5,362)

Premiums earned	11,043	12,390	21,879	25,370
Investment income	1,324	1,108	2,629	2,162
Net realized investment gains	—	445	—	580
Service revenue	1,752	940	3,320	1,535

Total revenues	$14,119	$14,883	$27,828	$29,647

	June 30,		December 31,
	2006	2005	2005
Premiums in force, by regional office location:
Minnesota	$31,200	$36,100	$32,300
Michigan	12,500	12,900	12,300
Colorado	8,000	9,500	8,300

Total premiums in force	$51,700	$58,500	$52,900

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
     Our premiums in force decreased to $51.7 million at June 30, 2006 from $58.5 million at June 30, 2005 and $52.9 million at December 31, 2005. The decrease in premiums in force since December 31, 2005 has occurred in our Minnesota and Colorado regions, offset by a slight increase in our Michigan region. In order to continue to maintain profitability, we targeted policies that did not meet our underwriting profit margin standards for non- renewal at policy expiration. We are experiencing significant competition for new business and continue to focus on writing business at a price that gives us a reasonable opportunity for an underwriting profit.
     Our gross premiums earned decreased to $13.2 million in the second quarter of 2006 from $15.0 million in the second quarter of 2005 and to $26.2 million for the six months ended June 30, 2006 from $30.7 million for the same period in 2005 due primarily to the decrease in premiums in force. Final audit premiums increased gross premium earned by $39,000 and $244,000 for the three and six-month periods ended June 30, 2006, respectively. Final audit premiums increased gross premium earned by $110,000 and $221,000 for the three and six-month periods ended June 30, 2005, respectively.

     Renewal premium rates decreased 6.0% for the six months ended June 30, 2006 compared to an increase of 0.5% for the six months ended June 30, 2005. We have traditionally filed ACIC’s rates at the high end of the range in each market in which we operate, usually at or near the rates charged by the residual markets in these regions. We believe that even at these higher rate levels, our ID15 and The RTW Solution proprietary systems offer a good value to our customers because of our ability to lower their workers’ compensation costs. With the addition of BCIC, we believe we have greater flexibility in setting our prices and retaining customers for whom we have successfully reduced costs.
Premiums Ceded: Reinsurance agreements enable us to share certain risks with other insurance companies. We purchase reinsurance to protect us from potential losses in excess of the level we are willing to accept. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay the underlying obligations ourselves. We are not aware of any developments with respect to any of our reinsurers that would result in our reinsurance recoverable balances becoming uncollectible.
     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We purchase reinsurance for 2006 in our other regions from three reinsurers. The following table summarizes our reinsurance coverage for 2006 and 2005 (all losses ceded on a per occurrence basis):

		Covers losses per occurrence:
		In excess of:		Limited to:
Minnesota:
2006	WCRA Various reinsurers	$ $	390,000 200,000	Statutory limit $390,000

2005	WCRA Various reinsurers	$ $	380,000 200,000	Statutory limit $380,000
Other States:
2006	Various reinsurers		$200,000	$20.0 million excluding acts of terrorism

2005	Various reinsurers		$200,000	$20.0 million excluding acts of terrorism
     Premiums ceded to reinsurers were $2.2 million in the second quarter of 2006 compared to $2.6 million in the second quarter of 2005 and were $4.3 million for the six months ended June 30, 2006 compared to $5.4 million for the same period in 2005. As a percent of gross premiums earned, premiums ceded decreased to 16.3% for the three months ended June 30, 2006 compared to 17.4% for the same period in 2005 and to 16.4% for the six months ended June 30, 2006 compared to 17.4% for the same period in 2005. The decrease in 2006 corresponds to the decrease in gross premiums earned and the rates we are charged for Minnesota risks decreased slightly in 2006 and are lower than the rates we are charged for our other states’ risks.
Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2006 include the following factors:
•	We expect premium rates to decrease on new and renewal policies as national and regional carriers focus on writing new business and retaining their existing workers’ compensation insurance customers;

•	Our 2006 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy. We expect to sacrifice some top line insurance revenue for the remainder of 2006 to retain profit in our insurance operations;

•	We signed agreements in the second quarter of 2006 with two partners to enable us to begin leveraging our existing licenses and growing our insurance operation by writing small accounts and selected association business. We expect to grow this business over time; and

•	Premiums ceded under excess of loss policies, as a percent of gross premiums earned in 2006, may increase when compared to the results attained for the first six months of 2006 as we write a greater portion of our business outside of Minnesota. We maintained a $200,000 per occurrence retention in all our regions in 2006.
Investment Income and Net Realized Investment Gains: Investment income includes earnings from our investment portfolio while net realized investment gains include gains from sales of securities. Each is displayed separately on our accompanying Consolidated Statements of Income.
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
     Investment income increased to $1.3 million in the second quarter of 2006 from $1.1 million in the second quarter of 2005 and increased to $2.6 million for the six months ended June 30, 2006 from $2.2 million for the same period in 2005 as our investment portfolio increased to $104.0 million at June 30, 2006 from $96.9 million at June 30, 2005. Our average book investment yield was 4.2% at June 30, 2006 compared to 3.8% at June 30, 2005. In order to reduce the near-term interest rate risk on the portfolio, we built our cash position throughout 2004 by holding cash received on mortgage-backed security pre-payments and through sales or maturities of available-for-sale investments in 2004 expecting that interest rates would rise in 2005. During 2005 and the first six months of 2006, we began to invest a portion of our cash and cash equivalents into longer maturing, fixed-rate securities. Cash and cash equivalents were $21.4 million at June 30, 2006 compared to $21.9 million at December 31, 2005 and $34.0 million at June 30, 2005. Investment income in the first six months of 2006 was favorably affected by the increase in short-term interest rates. In the first six months of 2006, we invested $19.6 million from maturing securities, pre-payments of mortgage-backed securities and a portion of our cash and cash equivalents into taxable securities. The investment income realized in future periods will be affected by yields attained on new investments.
     In 2005, we sold certain securities within the portfolio to take advantage of favorable interest rates. We realized net investment gains of $445,000 and $580,000 for the three and six-month periods ended June 30, 2005, respectively, compared to no realized investment gains or losses for the same periods in 2006.
     Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolio for the remainder of 2006 will be affected by the following:
•	We expect interest rates to remain relatively stable for the remainder of 2006;

•	We expect that short-term interest rates, on assets classified as cash and cash equivalents, will move with Federal Reserve Board rate changes;

•	Our investment in tax-exempt municipal bonds will result in reduced investment yields and will favorably affect net income as the rates will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	We expect cash flows for 2006 to be affected by claim payments on claims from 2005 and prior years, offset by cash flows from our premiums earned in 2006;

•	Future recognition of realized investment gains and losses will depend on sales of our investments, if any, as we replace securities to manage our portfolio risks and returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.
Service Revenue: Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Service revenue earned as a percent of premiums is recognized over the life of the underlying insurance policy. All other service revenue is recognized over the term of the contract. The excess of billed service revenue over earned amounts is recognized as a liability and included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheets. Service revenue increased to $1.8 million in the second quarter of 2006 from $940,000 in the same quarter in 2005 and to $3.3 million in the six months ended June 30, 2006 from $1.5 million for the same period in 2005 as we continued to grow our service business.

Service Revenue Outlook: Service revenue will increase in 2006 due to the following:
•	In March 2004, we were awarded a three-year contract to service 25% of the Minnesota Assigned Risk Plan (ARP). We are paid a fee based on a percent of the premium we service and began new ARP business on July 1, 2004 and renewal ARP business on September 1, 2004. During 2005, we continued to ramp up our servicing of this contract, achieving a full “25%” share in September 2005. The total premium in the ARP at June 30, 2006 is approximately $71.2 million, which decreased from $85.1 million at December 31, 2005. We expect the total annual premium in the ARP to continue to decrease during 2006, which will exert downward pressure on our related revenue, offset by being at a full “25%” servicing rate for the entire year; and

•	We continue to market our services aggressively inside and outside the regions in which we currently operate our insurance business. We expect service revenue will increase as new customers become aware of and purchase these services.
EXPENSES: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses and income taxes.
Claim and Claim Settlement Expenses: Claim expenses refer to medical and indemnity benefits that we paid or expect to pay to claimants for past events insured by ACIC or BCIC. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the accompanying Consolidated Statements of Income.
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
     Claim and claim settlement expenses decreased to $7.3 million in the second quarter of 2006 from $8.5 million in the same period in 2005 and decreased to $14.5 million for the six months ended June 30, 2006 from $17.9 million for the same period in 2005. As a percent of gross premiums earned, claim and claim settlement expenses decreased to 55.5% for the second quarter of 2006 from 56.8% for the second quarter of 2005 and to 55.3% for the six months ended June 30, 2006 from 56.7% for the same period in 2005. These changes are due to the following:
•	We recorded an $850,000 and $750,000 reduction in claim and claim settlement expenses in the first and second quarters of 2006, respectively, to reflect favorable claim development for 2005 and prior accident years. The 2005 results included a $500,000 reduction in both the first and second quarters to reflect similar experience for 2004 and prior accident years;

•	Continued improvements in our ability to effectively and efficiently manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increases in medical and indemnity costs in accident year 2006 as compared to accident year 2005 resulting from general inflationary pressures.
Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:
•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation; and

•	Increases (decreases) in premium rates will result in increasing (decreasing) gross premiums earned without a corresponding increase (decrease) in claim and claim settlement expenses, ultimately decreasing (increasing) claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset or eliminate the effect of any rate improvement.

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
       The following table summarizes policy acquisition costs (000’s):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Commission expense	$869	$985	$1,714	$2,036
Premium tax expense	273	338	423	600
Other policy acquisition costs	693	838	1,493	1,628

Direct policy acquisition costs	1,835	2,161	3,630	4,264

Ceding commissions on excess of loss reinsurance	(537)	(619)	(1,070)	(1,297)

Total policy acquisition costs	$1,298	$1,542	$2,560	$2,967

     Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $537,000 for the second quarter of 2006 compared to $619,000 for the second quarter of 2005 and $1.1 million for the six months ended June 30, 2006 compared to $1.3 million for the six months ended June 30, 2005. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs decreased to $1.8 million in the second quarter of 2006 from $2.2 million in the second quarter of 2005 and decreased to $3.6 million for the first six months of 2006 from $4.3 million for the same period in 2005. As a percent of gross premiums earned, direct policy acquisition costs decreased to 13.9% in the second quarter of 2006 from 14.4% in the second quarter of 2005 and decreased to 13.9% for the six months ended June 30, 2006 from 16.8% for the same period in 2005. The first six months of 2006 reflects the following:
•	Commission expense remained constant at 6.6% of gross premiums earned for the three and six months ended June 30, 2006 compared with 6.6% for the same periods in 2005. We believe the commission rates we pay are marketplace competitive;

•	Premium tax expense decreased to 2.1% of gross premiums earned for the second quarter of 2006 from 2.3% in the second quarter of 2005 and to 1.6% for the six months ended June 30, 2006 compared to 2.0% for the same period in 2005. We accrue at the indicated state premium tax rates for the jurisdictions in which we operate and adjust prior years’ accruals in the first or second quarter of each year to reflect any retaliatory tax charges or other adjustments that become known when the premium tax returns are completed; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds, fees paid to state rate-making organizations and the net effect of residual market or “pool” activity in the states in which we have operated. Most other policy acquisition costs are not directly related to current period gross premiums earned. Other policy acquisition costs decreased to 5.3% of gross premiums earned in the second quarter of 2006 compared to 5.6% in the second quarter of 2005 and increased to 5.7% for the six months ended June 30, 2006 from 5.3% for the same period in 2005. We recorded a decrease of $20,000 and an increase of $110,000 in other policy acquisition costs in the three and six-month periods ending June 30, 2006, respectively, reflecting a reapportionment of 2005 mandatory reinsurance pools expense compared to increases of $46,000 and $103,000 for the same periods in 2005, respectively Excluding the mandatory pool reallocation, other policy acquisitions costs increased to 5.4% for the three months ended June 30, 2006 compared to 5.3% in the second quarter of 2005 and to 5.3% for the six months ended June 30, 2006 from 5.0% for the same period in 2005.
Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2006 will be affected by the following:
•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies;

•	Premium tax accrual rates will remain relatively constant at approximately 2.0% for the balance of 2006; and

•	Other underwriting expenses will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.
General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs. All costs associated with our service business are included in general and administrative expenses.
     General and administrative expenses increased to $3.3 million in the second quarter of 2006 from $2.8 million in the second quarter of 2005 and to $7.0 million for the six months ended June 30, 2006 from $5.7 million for the same period in 2005. General and administrative expenses increased due primarily to the following:
•	Service revenue increased to $1.8 million for the second quarter of 2006 from $940,000 for the same period in 2005 and to $3.3 million for the six months ended June 30, 2006 from $1.5 million for the same period in 2005. We added staff and other general and administrative expenses to deliver the services associated with this revenue and we have continued to build the infrastructure necessary to support our service revenue growth;

•	Bonus expense totaled $388,000 through the second quarter of 2006 compared to $305,000 for the same period in 2005; and

•	Share-based compensation expense for the three and six-month periods ending June 30, 2006 was $34,000 and $232,000, respectively, due to adopting SFAS 123R, “Share-Based Payment,” a new accounting pronouncement requiring the expensing of stock-based compensation. There was no comparable charge recorded for the same periods in 2005.
General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:
•	Growth in our service revenue will require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future growth of our service business and to continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2006, if service opportunities warrant opening a new office, we will evaluate opportunities as they present themselves; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.
Income Tax Expense: We incur federal and state income taxes on our operations. We incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating recognition and payment of income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.
     In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We expect our deferred tax assets at June 30, 2006, to be realized as a result of the future income and the reversal of existing taxable temporary differences.
     Income tax expense for the second quarter of 2006 was $731,000, or 33.8% of income before income taxes, compared to $685,000, or 34.1% of income before income taxes, for the same period in 2005. Income tax expense for the six months ended June 30, 2006 was $1.3 million, or 34.5% of income before income taxes, compared to $1.2 million, or 33.6% of income before income taxes for the same period in 2005. The income tax expense percentages in the three and six-months ended June 30, 2006 and 2005 have been affected by: (i) our income from operations; (ii) changes in taxable net income from our insurance subsidiaries (ACIC and BCIC) which is generally subject to only federal income taxes; (iii) increases in our service net income which is subject to both federal and state income taxes; (iv) non-deductibility of certain share-based compensation expense; and (v) the amount of municipal bond income that we have earned.
Income Tax Expense Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2006; (ii) the amount of tax exempt income we earn in 2006; (iii) the amount of non-deductible share-based compensation expense we incur in 2006; and (iv) growth in our service revenue. The ultimate change is unknown at this time.
Investments
Our portfolio of fixed maturity securities at June 30, 2006 included U.S. government securities (57.4%), mortgage-backed securities (21.6%), municipal securities (17.2%), commercial paper (1.9%) and asset-backed securities (1.8%). Our portfolios are managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In 2005, we sold securities within the portfolio to take advantage of favorable interest rates and realized net investment gains of $445,000 and $580,000 for the three and six months ended June 30, 2005, respectively. There were no net investment gains or losses realized during the same periods in 2006. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA, AA A1+, or P1 at June 30, 2006 and December 31, 2005. We do not invest in derivative securities.
     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolios decreased to $104.1 million at June 30, 2006 from $107.3 million at December 31, 2005. During 2005 we began to invest a portion of our cash and cash equivalents into longer-maturing, fixed rate securities, primarily U.S. government securities and commercial paper. During 2006, we continued to increase our investment in U.S. government securities and mortgage-backed securities, but decreased our investment in commercial paper, which has maturities of three to twelve months. Cash and cash equivalents were $21.4 million, $21.9 million and $34.0 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. We expect that total cash and cash equivalents and commercial paper will decrease for the remainder of 2006 as we continue to invest in additional fixed-income securities maturing in over one year.
     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive loss, net of taxes. Because value is based on the relationship between the portfolios’ stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant effect on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. At June 30, 2006 we had a $3.5 million net unrealized loss on investments compared to a $1.8 million net unrealized loss at December 31, 2005 and a $29,000 net unrealized gain at June 30, 2005.
Unpaid Claim and Claim Settlement Expenses
Unpaid claim and claim settlement expenses relate solely to our insurance operation. Our service division does not bear claim risk for its customers and carries no unpaid claim and claim settlement expenses.
At June 30, 2006, the liability for unpaid claim and claim settlement expenses totaled $156.9 million, and our reinsurance recoverables on unpaid claim and claim settlement expenses totaled $81.6 million, resulting in net reserves totaling $75.3 million. Net reserves at December 31, 2005 totaled $76.8 million and included the liability for unpaid claim and claim settlement expenses totaling $160.1 million, net of reinsurance recoverables on unpaid claim and claim settlement expenses of $83.3 million.
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
     Estimating the effect that inflation will have on the ultimate cost of claims is a major risk factor in our workers’ compensation reserve estimates. Future earnings will be affected by reserve development associated with any changes in our inflation assumptions. Estimates for the 2006, 2005 and 2004 accident years represent the majority of the uncertainty because these claims have the lowest proportionate amount of paid loss as of June 30, 2006. Each one percent (1%) increase or decrease in the inflation rate for 2005 and 2004 accident years would increase or decrease our net loss reserve estimates at December 31, 2005 by approximately $477,000. Information about the 2006 accident year is still very immature and any estimate of the effect of a one percent (1%) change would be premature.
     Our independent actuary provides management with an opinion annually regarding the acceptable range for adequate statutory reserves based on generally accepted actuarial guidelines. We record our net reserves by considering a range of estimates bounded by the high and low point of the range. Within that range, we record our best estimate. At December 31, 2005, we established recorded reserves in the upper end of the actuary’s range and we continue to believe that recorded reserves at June 30, 2006 remain within that range. The ultimate actual liability may be higher or lower than reserves established.
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
     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at June 30, 2006 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.
     Income for the three and six months ended June 30, 2006 included a $750,000 and $1.6 million, respectively, reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2005 and prior accident years. Income for the three and six months ended June 30, 2005 included an $500,000 and $1.0 million, respectively, reduction of projected claim and claim settlement expenses resulting from favorable development of claims for 2004 and prior accident years.
Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.
     Our primary sources of cash from operations are premiums collected, reimbursements under reinsurance contracts and investment income. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. Available cash is invested in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for expenses such as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash, a money market fund that invests primarily in short-term U.S. Government securities, commercial paper with maturities of three months or less and overnight repurchase agreements secured by U.S. Treasury or U.S. Government Agency securities.
     Cash used in operating activities for the six months ended June 30, 2006 was $61,000. Cash was provided by net income of $2.5 million, an increase in unearned premiums, net of premiums receivable, of $1.0 million, a decrease in reinsurance recoverables and receivables of $1.6 million, share-based compensation expense of $232,000 and depreciation and amortization of $167,000, offset by a decrease in accrued expenses and other liabilities of $2.3 million and a decrease in unpaid claim and claim settlement expenses of $3.2 million. Net cash provided by investing activities was $1.3 million due to $19.5 million in purchases of available-for-sale investments and $221,000 in purchases of furniture and equipment offset by $19.6 million in proceeds from the maturities of available-for-sale investments and $1.5 million in proceeds from sales of available-for-sale investments. Net cash used in financing activities was $1.8 million from the repurchase of $2.0 million of our common stock offset by $72,000 proceeds from the exercise of stock options and $150,000 proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
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
     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiaries to us. Under Minnesota insurance law regulating the payment of dividends, in any twelve month period, ACIC can pay a dividend to us from its earned surplus (unassigned surplus) not to exceed the greater of 10% of ACIC’s total surplus or ACIC’s prior years net income reduced for realized capital gains net of income taxes. At June 30, 2006, ACIC could pay a dividend to RTW of $4.1 million without the approval of the Minnesota Department of Commerce. ACIC has never paid a dividend to RTW, and we intend to retain capital in our insurance subsidiaries.
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

Repurchase of Common Stock
On March 30, 2006, we announced that our Board approved resuming our common stock share repurchase program. In September 1998, our Board authorized us to repurchase, from time-to-time pursuant to the program, up to $4.0 million of common stock. On May 1, 2006, our Board authorized a $1.0 million increase in the stock share repurchase program.
     During the second quarter of 2006, we repurchased 96,000 shares for $1.0 million, at an average purchase price of $10.76 per share, under the share repurchase program and an additional 90,000 shares, at $11.00 per share, in a private transaction outside the program from our founder for $1.0 million. At June 30, 2006, we had a total of $1.2 million authorized for additional share re-purchases under the program.
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
     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.2 million at June 30, 2006.
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
NAIC Risk-based Capital Standards
The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require computing a risk-based capital amount that is compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk; insurance underwriting risk; credit risk; and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital at June 30, 2006 is substantially in excess of authorized control level risk-based capital.
Regulation
Our insurance subsidiary is subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At June 30, 2006, ACIC was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma. BCIC was licensed in only Minnesota.

Effect of Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASN Statement No. 109” (FIN 48), which provides criteria for recognizing, measuring, presenting and disclosing uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006. We expect that FIN 48 will not have a material effect on our consolidated financial condition or results of operations.
     In November 2005, the FASB issued FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1). FSP 115-1 provides guidance on recognizing impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our policy for other-than-temporary impairments complies with FSP 115-1. Accordingly, the adoption of this standard has not had a material effect on the consolidated financial statements.
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No.97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by electing a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We only issue workers’ compensation insurance policies, that are a statutory coverage and are not subject to internal replacement or modification in product benefits, features, right or coverage. We do not expect the adoption of SOP 05-1 to have a significant effect on operations, financial condition or liquidity.
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
Forward Looking Statements
Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the ability of our insurance subsidiaries to retain renewing policies and write new business with a B++ (Very Good) rating from A.M. Best; (ii) our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services; (iii) our ability to expand our insurance solutions to new markets and write small accounts and select association business through ACIC; (iv) our ability to continue to maintain or increase pricing on insured products in the markets in which we remain or alternatively non-renew or turn away improperly priced business; (v) the ability of our reinsurers to honor their obligations to us; (vi) our ability to accurately predict claim development; (vii) our ability to provide our proprietary products and services to customers successfully; (viii) our ability to manage both our existing claims and new claims in an effective manner; (ix) our experience with claims frequency and severity; (x) medical inflation; (xi) competition and the regulatory environment in which we operate; (xii) general economic and business conditions; (xiii) our ability to obtain and retain reinsurance at a reasonable cost; (xiv) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xv) interest rate changes; and (xvi) other factors as noted in our other filings with the Securities Exchange Commission. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may affect our future performance.
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
As previously disclosed, however, we are involved in the matter RTW v. Carolina Casualty pending in United States District Court in Minnesota. As disclosed in our Form 10-Q for the quarter ended March 31, 2006, cross motions for summary judgment were argued in front of the Court on May 8, 2006. The Court has not yet issued a decision on the cross motions. Any final decision by the District Court is subject to appeal to the United States Court of Appeals for the Eighth Circuit.
Item 1A. RISK FACTORS
For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our 2005 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a)	Sale of unregistered securities
None
(b)	Use of proceeds
Not applicable
(c)	Repurchase of Equity Securities
          The table below sets forth information regarding repurchases of our common stock during the periods indicated:

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid Per	Announced Plans or	be Purchased Under
Period	Purchased	Share	Programs [1]	the Plans or Programs
April 1, 2006 – April 30, 2006	50,000	$10.66	50,000	$682,000

May 1, 2006 – May 30, 2006	125,112	10.97	35,112	1,300,000

June 1, 2006 – June 30, 2006	11,120	10.81	11,120	$1,180,000

Total	186,232	$10.87	96,232

(1)	Included in the table above, in May 2006 we repurchased 90,000 shares at $11.00 per share in a private transaction outside the program from our founder.
In September 1998, our Board authorized us to repurchase, from time-to-time pursuant to the program, up to $4.0 million of common stock. On May 1, 2006, our Board authorized a $1.0 million increase in the share repurchase program to a total of $5.0 million. These repurchases will be made in the open market in compliance with the SEC’s Rule 10b-18, or through privately negotiated transactions, and are subject to market conditions, share price, trading volume and other factors. The repurchase program does not have a specific termination date.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held our Annual Meeting of Shareholders on June 14, 2006.

(b)	We solicited proxies from our shareholders to vote on the following items:
•	To elect two directors to serve until the 2009 Annual Meeting of Shareholders and one director to serve until the 2008 Annual Meeting of Shareholders;

•	To ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the Company for the fiscal year ending December 31, 2006; and

•	To amend the RTW, Inc. 1994 and 2005 Stock Plans to eliminate the automatic annual grant of stock options to non-employee directors.
(c)	A total of 4,953,634 votes were cast in person or by proxy at the annual meeting and the vote counts were as follows:

	Director					Broker
Proposal	until	For	Against	Withhold	Abstain	Non-votes
Election of Directors:
John O. Goodwyne	2009	4,892,014	—	61,620	—	—
David C. Prosser	2009	4,824,992	—	128,642	—	—
Lyron L. Bentovim	2008	4,944,622	—	9,012	—	—

	Director					Broker
Proposal	until	For	Against	Withhold	Abstain	Non-votes
Ratification of independent registered public accountants		4,942,445	7,062	—	4,127	—
Amend the RTW, Inc. 1994 and 2005 Stock Plans		3,244,862	1,240	—	—	1,695,621
Accordingly, John O. Goodwyne and David C. Prosser were elected directors of the Company with terms expiring in 2009 and Lyron L. Bentovim was elected director of the Company with a term expiring in 2008, Ernst & Young LLP was ratified as independent registered public accountants for the Company for the fiscal year ending December 31, 2006, and the RTW, Inc. 1994 and 2005 Stock Plans were amended. In addition to the election of John O. Goodwyne, David C. Prosser and Lyron L. Bentovim, Jeffrey B. Murphy, Gregory D. Koschinska and Vina L. Marquart continue as directors of the Company until 2007 and William J. Deters and John W. Prosser continue as directors of the Company until 2008.
Item 5. OTHER INFORMATION
          None.
Item 6. EXHIBITS

Exhibit 10.1 -	1994 STOCK OPTION PLAN AS AMENDED THROUGH JUNE 14, 2006

Exhibit 10.2 -	2005 STOCK OPTION PLAN AS AMENDED THROUGH JUNE 14, 2006

Exhibit 11 -	STATEMENT REGARDING COMPUTATION OF BASIC AND DILUTED NET INCOME PER SHARE

Exhibit 31.1 -	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2 -	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32 -	CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, Inc.

Dated: August 11, 2006	By	/s/ Jeffrey B. Murphy Jeffrey B. Murphy
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2006	By	/s/ Alfred L. LaTendresse Alfred L. LaTendresse
Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)