Form 10-Q
period 2006-09-30
RTW INC /MN/
filed 2006-11-13
CIK 915781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2006
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
At October 31, 2006, approximately 5,236,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS

RTW, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments at fair value, amortized cost of $115,032 and $109,021	$113,348	$107,250
Cash and cash equivalents	13,183	21,914
Accrued investment income	1,009	857
Premiums receivable, less allowance of $149 and $192	2,595	3,382
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	80,237	83,318
On paid claim and claim settlement expenses	667	751
Deferred policy acquisition costs	881	889
Furniture and equipment, net	1,657	1,444
Other assets	10,546	8,666

Total assets	$224,123	$228,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$155,955	$160,141
Unearned premiums	9,081	8,341
Accrued expenses and other liabilities	6,975	9,411

Total liabilities	172,011	177,893

Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,252,000 shares at September 30, 2006 and 5,441,000 at December 31, 2005	19,021	21,365
Retained earnings	34,186	30,364
Accumulated other comprehensive loss	(1,095)	(1,151)

Total shareholders’ equity	52,112	50,578

Total liabilities and shareholders’ equity	$224,123	$228,471

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited; in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Gross premiums earned	$12,949	$15,261	$39,130	$45,993
Premiums ceded	(2,112)	(2,609)	(6,414)	(7,971)

Premiums earned	10,837	12,652	32,716	38,022
Investment income	1,336	1,207	3,965	3,369
Net realized investment gains	—	—	—	580
Service revenue	1,391	1,366	4,711	2,901

Total revenues	13,564	15,225	41,392	44,872

Expenses:
Claim and claim settlement expenses	8,029	8,563	22,511	25,981
Policy acquisition costs	1,291	1,288	3,851	4,255
General and administrative expenses	2,825	3,093	9,812	8,785

Total expenses	12,145	12,944	36,174	39,021

Income before income taxes	1,419	2,281	5,218	5,851

Income tax expense	468	760	1,779	1,960

Net income	$951	$1,521	$3,439	$3,891

Net income per share:
Basic income per share	$0.18	$0.28	$0.64	$0.72

Diluted income per share	$0.17	$0.27	$0.62	$0.69

Weighted average shares outstanding:
Basic shares outstanding	5,277,000	5,419,000	5,357,000	5,388,000

Diluted shares outstanding	5,459,000	5,673,000	5,544,000	5,652,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,439	$3,891
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net realized investment gains	—	(580)
Depreciation and amortization	323	610
Equity-based compensation expense	308	—
Changes in assets and liabilities:
Reinsurance recoverables	3,165	3,087
Unpaid claim and claim settlement expenses	(4,186)	(1,020)
Unearned premiums, net of premiums receivable	1,527	(427)
Accrued expenses and other liabilities	(2,436)	(552)
Other, net	(2,055)	(538)

Net cash provided by operating activities	85	4,471

Cash flows from investing activities:
Proceeds from sales of securities	2,389	10,127
Purchases of securities	(27,941)	(32,815)
Maturities of available-for-sale securities	19,574	2,500
Purchases of furniture and equipment	(569)	(529)

Net cash used in investing activities	(6,547)	(20,717)

Cash flows from financing activities:
Stock option exercises	128	327
Issuance of common stock under the Employee Stock Purchase Plan	150	99
Repurchase of common stock	(2,547)	—

Net cash (used in) provided by financing activities	(2,269)	426

Net decrease in cash and cash equivalents	(8,731)	(15,820)

Cash and cash equivalents at beginning of year	21,914	39,379

Cash and cash equivalents at end of period	$13,183	$23,559

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,238	$2,034

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
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
Stock Option Pricing – The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the award, generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was estimated based on the historical volatility of our stock over a period of years equal to the expected life of the options. The average expected life was estimated based on an analysis of our historical exercise and forfeiture activity. The risk-free interest rate is based on U.S. Treasury issues with a remaining term that approximates the expected life of the option. We have never paid a dividend. No options were granted in either the third quarter of 2006 or 2005. The following assumptions were used in estimating the fair value of options granted during the nine months ended September 30, 2006:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Expected stock price volatility	n/a	n/a	28% to 46%	26% to 34%
Expected life of options (in years)	n/a	n/a	1 to 3.5 years	1 to 3 years
Risk-free interest rate	n/a	n/a	4.66% to 5.05%	2.93% to 3.79%
     The weighted average grant-date fair values of the options granted during the nine-month periods ended September 30, 2006 and 2005 were $3.73 and $1.60 per share, respectively. Intrinsic value is the difference between the market value of the shares on the date of exercise and the exercise price of the underlying award. The following information relates to option exercises during the three and nine months ended September 30, 2006:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Aggregate intrinsic value of options exercised	$89,000	$68,000	$281,000	$717,000
Income tax benefit realized from options exercised	33,000	23,000	75,000	155,000
Cash received upon exercise	24,000	43,000	204,000	298,000
     As a result of adopting SFAS No. 123R, our results for the three and nine month periods ended September 30, 2006 include incremental share-based pre-tax compensation expense of $76,000 and $308,000, respectively, related to stock options. This expense has been included in the Consolidated Statement of Income under general and administrative expenses. We have recognized a related tax benefit associated with our share-based compensation arrangements of $8,000 and $20,000, respectively, for the three and nine month periods ended September 30, 2006. No stock-based employee compensation expense was recognized for options granted for the three and nine month periods ended September 30, 2005 in the unaudited Consolidated Statements of Income, as we had historically accounted for share-based compensation under the intrinsic value method of APB 25. The incremental expense, net of the related tax benefit, resulted in a $0.01 and $0.05 decrease in both basic and diluted earnings per share respectively for the three and nine month periods ending September 30, 2006.
     Prior period amounts have not been restated to reflect adopting SFAS No. 123R. Had we calculated compensation expense for our option grants under the 1994 Stock Plan and 2005 Stock Plan and stock issuances under our ESPP based on the fair value method described in SFAS No. 123, our net income and basic and diluted net income per share for the three and nine months ended September 30, 2005 would approximate the following pro forma amounts (in 000’s, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported:	$1,521	$3,891
Less: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax expense	(45)	(147)

Pro forma net income	$1,476	$3,744

Basic net income per share:
As reported	$0.28	$0.72
Pro forma	$0.27	$0.69

Diluted net income per share:
As reported	$0.27	$0.69
Pro forma	$0.26	$0.66
     At September 30, 2006, the total compensation expense related to non-vested stock option awards under the ESPP, 1994 Stock Plan and the 2005 Stock Plan not yet recognized was $333,000. Compensation expense is recognized on a straight-line basis over the vesting period of the options. Accordingly, we anticipate that we will recognize approximately $76,000, $174,000, $65,000 and $18,000 of compensation expense for the remainder of 2006 and in 2007, 2008 and 2009, respectively, related to unvested awards outstanding at September 30, 2006.
     1995 Employee Stock Purchase Plan - The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In 2003, we increased the shares reserved for distribution under the ESPP from 100,000 to 150,000 shares. In 2004, the ESPP was amended to allow the issuance of stock within 10 years of any increase in the number of shares authorized to be issued under the plan. In 2005, we further increased the shares reserved for distribution under the plan from 150,000 to 200,000 shares. The ESPP terminates in 2013 and will be carried out in phases, each consisting of one year or a different period of time approved by our Board. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase in the most recent two years completed through September 2006:

	Shares	Purchase
Phase:	Purchased	Price
Beginning April 2004, expiring April 2005	17,279	$5.72
Beginning April 2005, expiring April 2006	17,501	8.61
The twelfth one-year phase began in April 2006 and expires in April 2007. Our liability for employee contributions withheld at September 30, 2006 and December 31, 2005 for the purchase of shares in April 2007 and April 2006 under the ESPP was $73,000 and $116,000, respectively.
1994 Stock Plan - The 1994 Stock Plan provides for awards of incentive stock options (as defined in section 422 of the Internal Revenue code) and non-qualified stock options. In July 1998, our Board increased the shares reserved for distribution under the plan to 1,000,000. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by our Board or by a separate committee established by the Board. The exercise price for all options granted was the market price of the common stock at the date of grant. The ability to award incentive stock options under this Plan terminated in June 2004.
Options granted, exercised, cancelled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified
		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price
Balance, January 1, 2006	334,303	$6.85	216,135	$6.18

Exercised	(1,000)	2.19	(14,704)	2.35
Cancelled	(1,875)	38.67	(2,129)	6.45

Balance, March 31, 2006	331,428	6.68	199,302	6.46

Exercised	(2,125)	6.18	—	—
Cancelled	(3,260)	7.30	—	—

Balance, June 30, 2006	326,043	$6.68	199,302	$6.46

Exercised	(10,900)	2.20	—	—
Cancelled	(346)	15.62	—	—

Balance, September 30, 2006	314,797	$6.83	199,302	$6.46

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
2005 Stock Plan - The 2005 Stock Plan was approved by the shareholders in June 2005 and provides for awards of incentive stock options (as defined in section 422 of the Internal Revenue code) and non-qualified stock options. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Board or by a separate committee established by the Board. The exercise price for all options granted was the market price of the common stock at the date of grant.

There was no activity in the 2005 Stock Plan during the third quarter of 2006. Options granted, exercised, cancelled and outstanding under the 2005 Stock Plan are as follows:

	Qualified		Non-Qualified
		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price
Balance, January 1, 2006	15,000	$11.72	—	$—

Granted	62,500	10.92	—	—

Balance, March 31, 2006	77,500	11.07	—	—

Granted	15,000	12.04	20,000	10.87

Balance, June 30 and September 30, 2006	92,500	$11.23	20,000	$10.87

     Incentive stock options expire ten years from the date of grant and substantially all are subject to continued employment with us. Each of the non-qualified options expires ten years from the date of grant. Options are generally subject to vesting provisions that restrict exercise of the option. The following table summarizes the options outstanding and exercisable under both the 1994 Stock Plan and the 2005 Stock Plan at September 30, 2006:

			Options Outstanding			Options Exercisable
							Weighted
			Number	Weighted Average		Number	Average
			of	Contractual	Exercise	of	Exercise
Exercise Price Range			Options	Life	Price	Options	Price
Incentive stock options:
$14.00	—	$21.50	32,699	1.6 years	$15.42	32,699	$15.42
8.75	—	12.04	127,500	7.7 years	11.04	64,583	10.74
6.00	—	6.18	167,698	7.4 years	6.13	150,419	6.15
2.19	—	4.50	79,400	5.8 years	2.84	79,400	2.84

$2.19	—	$21.50	407,297	6.7 years	$7.77	327,101	$7.18

Non-qualified stock options:
		$31.75	5,000	0.3 years	$31.75	5,000	$31.75
6.00	—	10.87	151,802	8.2 years	7.93	96,576	7.66
1.98	—	3.13	62,500	5.6 years	2.25	62,500	2.25

$1.98	—	$31.75	219,302	7.3 years	$6.85	164,076	$6.34

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the $10.17 closing price of our common stock for options that were in-the-money at September 30, 2006. The intrinsic value of the options outstanding and exercisable was $2.1 million and $1.9 million, respectively, as of September 30, 2006.
NOTE C –COMPREHENSIVE INCOME
Comprehensive income includes unrealized gains and losses on available-for-sale investments. All components of comprehensive income are recorded net of related income taxes. Comprehensive income consists of the following (in 000’s):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$951	$1,521	$3,439	$3,891
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments	1,162	(854)	56	(1,213)

Comprehensive income	$2,113	$667	$3,495	$2,678

NOTE D – INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2006
U.S. government securities	$61,594	$92	$(973)	$60,713
Commercial paper	7,383	—	—	7,383
Asset-backed securities	2,007	—	(54)	1,953
Municipal securities	18,513	—	(396)	18,117
Mortgage-backed securities	25,535	96	(449)	25,182

Total investments	$115,032	$188	$(1,872)	$113,348

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2005
U.S. government securities	$56,138	$63	$(960)	$55,241
Commercial paper	10,167	—	—	10,167
Asset-backed securities	2,009	—	(60)	1,949
Municipal securities	18,658	—	(456)	18,202
Mortgage-backed securities	22,049	45	(403)	21,691

Total investments	$109,021	$108	$(1,879)	$107,250

     The gross unrealized loss in all cases is the result of an increase in interest rates and is not the result of deterioration in the credit quality of the issuers. We believe that the unrealized losses on our fixed maturity securities do not represent other than temporary impairments. All issues carry a credit quality of AAA, AA or A+ (Standard & Poors). We have the ability and intent to hold all of these securities to recovery, which in certain circumstances may extend to maturity. We consider all relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. The relevant facts and circumstances include: (i) the length of time the fair value has been below cost; (ii) the financial position and access to capital of the issuer, including the current and future effect of any specific events; and (iii) our ability and intent to hold the security until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.
NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which provides criteria for recognizing, measuring, presenting and disclosing uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We expect that FIN 48 will not have a material effect on our consolidated financial condition or results of operations.
     In November 2005, the FASB issued FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1). FSP 115-1 provides guidance on recognizing impairments deemed other-than-temporary. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We believe that our policy for other-than-temporary impairments complies with FSP 115-1. Accordingly, adopting this standard has not had a material effect on the consolidated financial statements.
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No.97, “Accounting and Reporting by Insurance Enterprises for Certain Long-

Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by electing a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We only issue workers’ compensation insurance policies, which are a statutory coverage and are not subject to internal replacement or modification in product benefits, features, rights or coverage. We do not expect the adoption of SOP 05-1 to have a material effect on operations, financial condition or liquidity.
NOTE F – SEGMENT INFORMATION
Prior to January 1, 2006, our Insurance segment was our only reportable operating segment. During the first quarter of 2006, based on growth in our service revenue, we enhanced our financial information concerning our products and services. We currently evaluate our operations through two reportable business segments: Insurance and Service. These segments are distinct operating units that offer different products and require different marketing strategies. Our Insurance segment underwrites workers’ compensation insurance for employers through our insurance subsidiaries American Compensation Insurance Company (ACIC) and Bloomington Compensation Insurance Company (BCIC). Our Service segment provides non-insurance services to self-insured employers, state assigned risk plans, other insurance companies and agents through our Absentia® division.
     We evaluate segment profitability using income from operations before income taxes. All revenues and expenses are reflected in our reportable segment results. Expense allocations are based on certain assumptions and estimates; stated segment results would change if different methods were applied. We do not allocate depreciation and amortization expense to our service segment as such disclosure would be impracticable. No single customer provides 10% or more of our total revenue.
     The following tables summarize the components of our revenues and income before income taxes and net income by reportable business segment (000’s):

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Insurance	Service	Consolidated	Insurance	Service	Consolidated
Revenues:
Premiums earned	$10,837	$—	$10,837	$32,716	$—	$32,716
Investment income	1,336	—	1,336	3,965	—	3,965
Net realized investment gains	—	—	—	—	—	—
Service revenue	—	1,391	1,391	—	4,711	4,711

Total operating revenues	$12,173	$1,391	$13,564	$36,681	$4,711	$41,392

Income before income taxes	$1,458	$(39)	$1,419	$4,527	$691	$5,218

Net income	$960	$(9)	$951	$3,004	$435	$3,439

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Insurance	Service	Consolidated	Insurance	Service	Consolidated
Revenues:
Premiums earned	$12,652	$—	$12,652	$38,022	$—	$38,022
Investment income	1,207	—	1,207	3,369	—	3,369
Net realized investment gains	—	—	—	580	—	580
Service revenue	—	1,366	1,366	—	2,901	2,901

Total operating revenues	$13,859	$1,366	$15,225	$41,971	$2,901	$44,872

Income before income taxes	$2,031	$250	$2,281	$5,477	$374	$5,851

Net income	$1,363	$158	$1,521	$3,655	$236	$3,891

The following table summarizes identifiable assets by reportable business segment (amounts in 000’s):

	September 30,	December 31,
	2006	2005
Insurance	$214,900	$217,915
Service	3,392	1,739

Total identifiable assets by reportable business segment	218,292	219,654
Corporate	5,831	8,817

Consolidated total assets	$224,123	$228,471

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company: RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC), and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC); (ii) self-insured employers on a fee-for-service basis; (iii) state-sponsored assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) agents and employers on a consulting basis, charging hourly fees through RTW and its Absentia® division. ACIC offers guaranteed-cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is expanding its offerings to other states by writing small accounts and select association business. ACIC is licensed in twenty-three states. BCIC offers guaranteed-cost workers’ compensation insurance to selected employers only in Minnesota and is currently licensed only in that state. Collectively, “we,” “our” and “us” refer to RTW, ACIC and BCIC in this document.
     We developed two proprietary systems to manage disability: (i) ID15®, designed to quickly identify those injured employees who are likely to become inappropriately dependent on disability system benefits, including workers’ compensation; and (ii) The RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. We have historically operated primarily in Minnesota, Michigan and Colorado but are expanding our reach to many new states. Our Absentia business today touches customers in 33 states while our insurance business writes insurance for employers in 11 states.
     Our approach to managing disability reduces medical expenses and wage-replacement costs, including time away from the job. We: (i) focus our efforts on the 15% of injured employees that drive 80% of the system costs; (ii) control costs by actively managing all participants in the system, including employers, employees, medical care providers, attorneys and the legal system; and (iii) facilitate return to work as soon as safely possible for employees losing time due to injury.
     On May 18, 2006, A.M. Best Co. (Best) upgraded the financial strength rating of ACIC to B++ (Very Good) from B+ (Very Good). Best also assigned an initial financial strength rating of B++ (Very Good) to BCIC. The outlook for both ratings is positive. The ratings reflect our improved capitalization and profitability over the last four years. RTW increased the statutory capital and surplus of its insurance subsidiaries to $46.0 million at September 30, 2006 from $43.6 million at December 31, 2005 and $38.5 million at December 31, 2004 as a result of profitability in 2006 and 2005. Our B++ ratings from Best may be a barrier for selling insurance products in certain circumstances as some employers will only do business with insurers rated “A-” or better.
     Additional information about RTW is available on our website, www.rtwi.com.
Significant Accounting Policies
Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” included in our Consolidated Financial Statements and notes thereto in our 2005 Annual Report on Form 10-K. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) investments; (iii) service revenue; (iv) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and the related reinsurance recoverables; (v) deferred policy acquisition costs; (vi) income taxes; and (vii) deferred income taxes. These accounting policies are discussed within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Financial Summary
     This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. and its subsidiaries. This review should be read in conjunction with our consolidated financial statements and notes thereto at September 30, 2006 and December 31, 2005 and the three and nine-month periods ended September 30, 2006 and 2005.
     The following table provides an overview of our key operating results (in 000’s except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross premiums earned	$12,949	$15,261	$39,130	$45,993
Premiums earned	10,837	12,652	32,716	38,022
Investment income	1,336	1,207	3,965	3,369
Net realized investment gains	—	—	—	580
Service revenue	1,391	1,366	4,711	2,901
Total revenues	13,564	15,225	41,392	44,872
Claim and claim settlement expenses	8,029	8,563	22,511	25,981
Net income	951	1,521	3,439	3,891
Diluted income per share	$0.17	$0.27	$0.62	$0.69
     We reported net income of $1.0 million in the third quarter of 2006 compared to net income of $1.5 million in the third quarter of 2005 and reported net income of $3.4 million for the nine months ended September 30, 2006 compared to $3.9 million for the same period in 2005. Diluted net income per share was $0.17 in the third quarter of 2006 compared to $0.27 for the third quarter of 2005 and was $0.62 for the nine months ended September 30, 2006 compared to $0.69 for the same period in 2005. The primary factors affecting our 2006 operating results included the following:
•	Our gross premiums earned decreased to $12.9 million in the third quarter of 2006 from $15.3 million in the third quarter of 2005 and decreased to $39.1 million for the nine months ended September 30, 2006 from $46.0 million for the same period in 2005. Our premiums in force decreased to $48.9 million at September 30, 2006 from $55.5 million at September 30, 2005, as we focused on writing business at the right price while non-renewing or passing on business that did not meet our pricing criteria in order to maintain profitability in our insurance operations. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased to $10.8 million in the third quarter of 2006 from $12.7 million in the third quarter of 2005 and decreased to $32.7 million for the nine months ended September 30, 2006 from $38.0 million for the same period in 2005 reflecting the decrease in premiums in force from the comparable 2005 period and a decrease in premiums ceded as our cost of excess of loss reinsurance decreased in 2006;

•	Investment income increased to $1.3 million in the third quarter of 2006 from $1.2 million in the third quarter of 2005 and increased to $4.0 million for the nine months ended September 30, 2006 from $3.4 million for the same period in 2005, reflecting an increase in short-term interest rates in 2006 compared to 2005. We had no net realized investment gains in the first nine months of 2006 compared to net realized investment gains of $580,000 for the nine months ended September 30, 2005;

•	Service revenue from our Absentia® division was flat at $1.4 million in the third quarter of 2006 compared to the third quarter 2005, and increased to $4.7 million for the nine months ended September 30, 2006 from $2.9 million for the same period in 2005. Service revenue for the third quarter of 2006 was negatively affected as insurers, seeking growth, aggressively targeted companies in the Minnesota Assigned Risk Plan (ARP), writing this business at rates lower than the ARP. Effective annual premiums in the plan have decreased almost $20.0 million since December 31, 2005. The premium decrease in the plan reduced our revenue from the ARP 31% compared to the third quarter in 2005. Excluding ARP revenue, service revenues grew 89% over the third quarter in 2005;

•	Claim and claim settlement expenses decreased to $8.0 million in the third quarter of 2006 from $8.6 million for the same period in 2005 and decreased to $22.5 million for the nine months ended September 30, 2006 compared to $26.0 million for the same period in 2005 due to the decrease in gross premiums earned. Favorable development for prior accident years reduced claim and claim settlement expenses by

$1.6 million for the nine months ended September 30, 2006 compared to $1.5 million for the same period in 2005. We recognized no favorable development in the third quarter of 2006 compared to $500,000 for the same period in 2005. See further discussion under “Claim and Claim Settlement Expenses”; and
•	Net income includes an after-tax charge of $68,000, or $0.01 per diluted share for the third quarter 2006 and $288,000, or $0.05 per diluted share for the nine months ended September 30, 2006, attributable to implementing SFAS 123R, “Share-Based Payment,” a new accounting pronouncement requiring the expensing of stock-based compensation. There was no comparable charge recorded in the third quarter or first nine months of 2005 as we elected prospective implementation.
     We expect premium rates to decrease on new and renewal policies as national and regional carriers focus on growth and cash flow, writing new business and retaining their existing workers’ compensation insurance customers at rates below what we see as acceptable. Premiums in force will decrease from levels reported at September 30, 2006 for the remainder of 2006 as we focus on writing profitable business at the right price. We will focus on maintaining or increasing profitability in our markets by: (i) aggressively managing and closing claims; (ii) reviewing policy profitability at renewal and non-renewing unprofitable policies; and (iii) aggressively managing policy acquisition costs.
     We expect that service fee revenue will increase for the remainder of 2006 as we continue to add new customers, more than offsetting the decrease in revenue from the ARP. General and administrative expenses will increase as we grow our service revenue and add staff to service that business.
     In the following pages, we discuss the operating results for the three and nine-month periods ended September 30, 2006 and 2005 for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.
Results of Operations
REVENUES: Total revenues include premiums earned, investment income, net realized investment gains and service revenue. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross premiums earned	$12,949	$15,261	$39,130	$45,993
Premiums ceded	(2,112)	(2,609)	(6,414)	(7,971)

Premiums earned	10,837	12,652	32,716	38,022
Investment income	1,336	1,207	3,965	3,369
Net realized investment gains	—	—	—	580
Service revenue	1,391	1,366	4,711	2,901

Total revenues	$13,564	$15,225	$41,392	$44,872

	September 30,		December 31,
	2006	2005	2005
Premiums in force, by regional office location:
Minnesota	$29,200	$35,000	$32,300
Michigan	12,200	12,200	12,300
Colorado	7,300	8,300	8,300
Other	200	—	—

Total premiums in force	$48,900	$55,500	$52,900

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
     Our premiums in force decreased to $48.9 million at September 30, 2006 from $55.5 million at September 30, 2005 and $52.9 million at December 31, 2005. The decrease in premiums in force since December 31, 2005 has occurred in our Minnesota and Colorado regions. In order to maintain profitability, we targeted policies that did not meet our underwriting profit margin standards and non-renewed them at policy expiration. We are experiencing significant competition for new and renewal business as insurers chase growth and cash flow and price policies at rates below what we see as acceptable. We continue to focus on writing business at a price that gives us a reasonable opportunity for an underwriting profit.
     Our gross premiums earned decreased to $12.9 million in the third quarter of 2006 from $15.3 million in the third quarter of 2005 and to $39.1 million for the nine months ended September 30, 2006 from $46.0 million for the same period in 2005 due primarily to the decrease in premiums in force. Final audit premiums increased gross premium earned by $183,000 and $426,000 for the three and nine-month periods ended September 30, 2006, respectively. Final audit premiums increased gross premium earned by $815,000 and $1.0 million for the three and nine-month periods ended September 30, 2005, respectively.
     Renewal premium rates decreased 6.0% for the nine months ended September 30, 2006 compared to a decrease of 6.3% for the nine months ended September 30, 2005. We have traditionally filed ACIC’s rates at the high end of the range in each market in which we operate, usually at or near the rates charged by the residual markets in these states. We believe that our proprietary systems, ID15 and The RTW Solution, enable us to lower our customers’ workers’ compensation costs and provide significant value even at these higher rate levels. By adding BCIC, we believe we have increased our flexibility in pricing to enable us to retain customers for whom we have successfully reduced costs.
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
     Premiums ceded to reinsurers were $2.1 million in the third quarter of 2006 compared to $2.6 million in the third quarter of 2005 and were $6.4 million for the nine months ended September 30, 2006 compared to $8.0 million for the same period in 2005. As a percent of gross premiums earned, premiums ceded decreased to 16.3% for the three months ended September 30, 2006 compared to 17.1% for the same period in 2005 and to 16.4% for the nine months ended September 30, 2006 compared to 17.3% for the same period in 2005. The decrease in 2006 corresponds to the decrease in gross premiums earned and the rates we are charged for Minnesota risks decreased slightly in 2006 and are lower than the rates we are charged for our other states’ risks.
Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2006 include the following factors:
•	We expect premium rates to decrease on new and renewal policies as national and regional carriers focus on growth and cash flow, writing new business and retaining their existing workers’ compensation insurance customers at rates below what we see as acceptable;

•	Our 2006 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy. We expect to sacrifice some top line insurance revenue for the remainder of 2006 to retain profit in our insurance operations;

•	We signed agreements in the second quarter of 2006 with two partners to enable us to begin leveraging our existing licenses and grow our insurance operation by writing small accounts and select association business. We expect to grow this business over time; and

•	Premiums ceded under excess of loss policies, as a percent of gross premiums earned in 2006, may increase when compared to the results attained for the first nine months of 2006 as we write a greater portion of our business outside of Minnesota. We maintained a $200,000 per occurrence retention in all our regions in 2006 and expect the same in 2007.
Investment Income and Net Realized Investment Gains: Investment income includes earnings from our investment portfolios while net realized investment gains include gains from sales of securities. Each is displayed separately on our accompanying Consolidated Statements of Income.
     We currently invest entirely in U.S. domiciled investment-grade taxable and tax-exempt fixed maturity investments and classify our investments as available-for-sale. Our primary investment objective is to maintain diversified, high-quality, fixed-investment portfolios structured to maximize our after-tax investment income without taking inappropriate credit risk. For further discussion of investments, see the “Investments” section of this Management’s Discussion and Analysis.
     Investment income increased to $1.3 million in the third quarter of 2006 from $1.2 million in the third quarter of 2005 and increased to $4.0 million for the nine months ended September 30, 2006 from $3.4 million for the same period in 2005 as our investment portfolios increased to $113.3 million at September 30, 2006 from $105.6 million at September 30, 2005. Our average book investment yield was 4.3% at September 30, 2006 compared to 3.9% at September 30, 2005. In order to reduce the near-term interest rate risk on the portfolios, we built our cash position throughout 2004 by holding cash received on mortgage-backed security pre-payments and through sales or maturities of available-for-sale investments in 2004 expecting that interest rates would rise in 2005. During 2005 and the first nine months of 2006, we began to invest a portion of our cash and cash equivalents into longer maturing, fixed-rate securities. Cash and cash equivalents were $13.2 million at September 30, 2006 compared to $21.9 million at December 31, 2005 and $23.6 million at September 30, 2005. Investment income in the first nine months of 2006 was favorably affected by the increase in short-term interest rates. In the first nine months of 2006, we invested $27.9 million from maturing securities, pre-payments of mortgage-backed securities and a portion of our cash and cash equivalents into taxable securities. The investment income realized in future periods will be affected by yields attained on new investments.
     In 2005, we sold certain securities within the portfolios to take advantage of favorable interest rates. We realized net investment gains of $580,000 through the first nine months of 2005, compared to no realized investment gains or losses for the same periods in 2006.
Investment Income and Net Realized Investment Gains Outlook: Barring significant changes in interest rates or operational cash flows, we expect that income from our investment portfolios for the remainder of 2006 will be affected by the following:
•	We expect interest rates to remain relatively stable for the remainder of 2006;

•	We expect that short-term interest rates, on assets classified as cash and cash equivalents, will move with Federal Reserve Board rate changes;

•	Our investment in tax-exempt municipal bonds will result in reduced investment yields and will favorably affect net income as the rates will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	We expect cash flows for 2006 to be affected by claim payments on claims from 2005 and prior years, offset by cash flows from our premiums earned in 2006;

•	Future recognition of realized investment gains and losses will depend on sales of our investments, if any, as we replace securities to manage our portfolios risks and returns; and

•	New and renegotiated reinsurance treaties may affect our future cash flow and future investment income.
Service Revenue: Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Service revenue earned as a percent of premiums is recognized over the life of the underlying insurance policy. All other service revenue is recognized over the term of the contract. The excess of billed service revenue over earned amounts is recognized as a liability and included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheets. Service revenue was flat at $1.4 million in the third quarter of 2006 compared to the same quarter in 2005, and increased to $4.7 million in the nine months ended September 30, 2006 from $2.9 million for the same period in 2005 as we continued to grow our service business.
     In March 2004, we were awarded a three-year contract to service 25% of the Minnesota Assigned Risk Plan (ARP). We are paid a fee based on a percent of the premium we service and began new ARP business on July 1, 2004 and renewal ARP business on September 1, 2004. During 2005, we continued to ramp up our servicing of this contract, achieving a full 25% share in September 2005. The total annualized premium in the ARP at September 30, 2006 is approximately $65.6 million, which decreased from $85.3 million at December 31, 2005 and $91.0 million at September 30, 2005. The decrease in premium in the ARP is a result of the soft insurance market, as insurers have aggressively targeted companies in the ARP, writing this business at rates lower than the ARP. The decreased premiums in the ARP resulted in a 31% decrease in service revenue from that customer for the third quarter of 2006 compared to the same period in 2005. Excluding ARP revenue, third quarter service revenues grew 89% over the same period in 2005.
Service Revenue Outlook: Service revenue will increase slightly in the fourth quarter of 2006 due to the following:
•	We expect that total premium in the ARP will continue to decrease during the remainder of 2006, which will exert downward pressure on our related revenue;

•	We added a number of new Absentia customers, including two Fortune 150 companies that will begin to contribute to service revenue in the fourth quarter of 2006. As a result, we expect that revenue from non-ARP customers will increase over the fourth quarter of 2005, off-setting the decrease from the ARP; and

•	We continue to market our services aggressively inside and outside the regions in which we currently operate our insurance business. We expect service revenue will increase as new customers become aware of and purchase these services.
EXPENSES: Our expenses include claim and claim settlement expenses, policy acquisition costs, general and administrative expenses and income taxes.
Claim and Claim Settlement Expenses: Claim expenses refer to medical and indemnity benefits that we paid or expect to pay to claimants for covered events insured by ACIC or BCIC. The costs of investigating, resolving and processing these claims are referred to as claim settlement expenses. We record these expenses, net of amounts recoverable under reinsurance contracts, to claim and claim settlement expenses in the accompanying Consolidated Statements of Income.
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

     Claim and claim settlement expenses decreased to $8.0 million in the third quarter of 2006 from $8.6 million in the same period in 2005 and decreased to $22.5 million for the nine months ended September 30, 2006 from $26.0 million for the same period in 2005. As a percent of gross premiums earned, claim and claim settlement expenses increased to 62.0% for the third quarter of 2006 from 56.1% for the third quarter of 2005 and increased to 57.5% for the nine months ended September 30, 2006 from 56.5% for the same period in 2005. These changes are due to the following:
•	We recorded an $850,000 and $750,000 reduction in claim and claim settlement expenses in the first and second quarters of 2006, respectively, totaling $1.6 million for the first nine months of 2006 to reflect favorable claim development for 2005 and prior accident years. No reduction was recorded in the third quarter of 2006. The 2005 results included a $500,000 reduction in each of the first three quarters of 2005 and a total of $1.5 million for the first nine months of 2005 to reflect similar experience for 2004 and prior accident years;

•	Continued improvements in our ability to effectively and efficiently manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increases in medical and indemnity costs in accident year 2006 as compared to accident year 2005 resulting from general inflationary pressures.
Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:
•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experience in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation; and

•	Further decreases in premium rates will result in decreasing gross premiums earned without a corresponding decrease in claim and claim settlement expenses, ultimately increasing claim and claim settlement expense as a percent of premiums earned. Legislative changes in covered costs, increased competition and improving customer loss experience may offset or eliminate the effect of any rate improvement.
The ultimate effect of these factors on claim and claim settlement expenses as a percent of premiums earned for the remainder of 2006 is unknown at this time.
Policy Acquisition Costs: Policy acquisition costs are costs directly related to writing insurance policies for ACIC and BCIC and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, less ceding commissions received from our reinsurers. Ceding commissions are amounts that reinsurers pay to us to reimburse us for our cost of placing and managing these policies.
     The following table summarizes policy acquisition costs (000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Commission expense	$843	$1,021	$2,557	$3,057
Premium tax expense	267	316	690	866
Other policy acquisition costs	709	586	2,202	2,264

Direct policy acquisition costs	1,819	1,923	5,449	6,187

Ceding commissions on excess of loss reinsurance	(528)	(635)	(1,598)	(1,932)

Total policy acquisition costs	$1,291	$1,288	$3,851	$4,255

     Ceding commissions received under these excess of loss reinsurance policies totaled $528,000 for the third quarter of 2006 compared to $635,000 for the third quarter of 2005 and $1.6 million for the nine months ended September 30, 2006 compared to $1.9 million for the nine months ended September 30, 2005. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs decreased to $1.8 million in the third quarter of 2006 from $1.9 million in the third quarter of 2005 and decreased to $5.4 million for the first nine months of 2006 from $6.2 million for the same period in 2005. As a percent of gross premiums earned, direct policy acquisition costs increased to 14.0% in the third quarter of 2006 from 12.6% in the third quarter of 2005 and increased to 13.9% for the nine months ended September 30, 2006 from 13.5% for the same period in 2005. The first nine months of 2006 reflect the following:

•	Commission expense remained constant at 6.5% of gross premiums earned for the three and nine month periods ended September 30, 2006 compared with 6.7% and 6.6% for the three and nine month periods ended September 30, 2005, respectively. We believe the commission rates we pay are marketplace competitive;

•	Premium tax expense was 2.1% of gross premiums earned for the three months ended September 30, 2006 and 2005 and 1.8% for the nine months ended September 30, 2006 compared to 1.9% for the same period in 2005. We accrue at the indicated state premium tax rates for the jurisdictions in which we operate and adjust prior years’ accruals in the first or second quarter of each year to reflect any retaliatory tax charges or other adjustments that become known when the premium tax returns are completed; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds, fees paid to state rate-making organizations and the net effect of residual market or “pool” activity in the states in which we have operated. Most other policy acquisition costs are not directly related to current period gross premiums earned. Other policy acquisition costs increased to 5.8% of gross premiums earned in the third quarter of 2006 compared to 3.8% in the third quarter of 2005 and increased to 5.6% for the nine months ended September 30, 2006 from 4.9% for the same period in 2005. We recorded an increase of $28,000 and $178,000 in other policy acquisition costs in the three and nine month periods ending September 30, 2006, respectively, reflecting a reapportionment of 2005 mandatory reinsurance pools expense compared to increases of $10,000 and $113,000 for the same periods in 2005, respectively. In the third quarter of 2005, we recognized a $178,000 decrease in other policy acquisition costs related to our accrual for assessments from various state rate-making organizations. There was no similar adjustment during the same periods in 2006. Excluding the mandatory pool reallocation and the effect of the adjustment of state rate-making organization assessment expense in 2005, other policy acquisition costs increased to 5.3% for the three months ended September 30, 2006 compared to 4.9% in the third quarter of 2005 and to 5.2% for the nine months ended September 30, 2006 from 5.1% for the same period in 2005.
Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2006 will be affected by the following:
•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies;

•	Premium tax accrual rates will remain relatively constant at approximately 2.0% for the balance of 2006; and

•	Other underwriting expenses will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.
General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs. All costs associated with our service business are included in general and administrative expenses.
     General and administrative expenses decreased to $2.8 million in the third quarter of 2006 from $3.1 million in the third quarter of 2005 and increased to $9.8 million for the nine months ended September 30, 2006 from $8.8 million for the same period in 2005. General and administrative expenses were affected by the following:
•	Service revenue increased to $4.7 million for the nine months ended September 30, 2006 from $2.9 million for the same period in 2005. We added staff and other general and administrative expenses to deliver the services associated with this revenue and we have continued to build the infrastructure necessary to support our service revenue growth;

•	During the third quarter of 2006, we reversed our year-to date bonus accrual of $388,000. The 2006 incentive plan is a function of meeting or exceeding our internal objectives. No bonus expense was recognized for the first nine months of 2006. We recorded $220,000 and $525,000 of bonus expense respectively for the three and nine months ended September 30, 2005; and

•	Share-based compensation expense for the three and nine month periods ending September 30, 2006 was $76,000 and $308,000, respectively, due to adopting SFAS 123R, “Share-Based Payment,” a new accounting pronouncement requiring the expensing of stock-based compensation. There was no comparable charge recorded for the same periods in 2005.
General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:
•	Growth in our service revenue will require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future growth of our service business and to continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2006, if service opportunities warrant opening a new office, we will evaluate opportunities as they present themselves; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.
Income Tax Expense: We incur federal and state income taxes on our operations. We incur premium taxes in lieu of state income taxes for substantially all of our insurance operations. In certain instances, we may incur state income taxes on our insurance operations. Additionally, certain provisions of the Internal Revenue Code adversely affect our taxable income by accelerating when we recognize and pay income taxes. Adjustments to book income generating current tax liabilities include limitations on the deductibility of unpaid claim and claim settlement expenses, limitations on the deductibility of unearned premium reserves and limitations on deductions for bad debt reserves.
     In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We expect our deferred tax assets at September 30, 2006, to be realized as a result of the future income and the reversal of existing taxable temporary differences.
     Income tax expense for the third quarter of 2006 was $468,000, or 33.0% of income before income taxes, compared to $760,000, or 33.3% of income before income taxes, for the same period in 2005. Income tax expense for the nine months ended September 30, 2006 was $1.8 million, or 34.1% of income before income taxes, compared to $2.0 million, or 33.5% of income before income taxes for the same period in 2005. The income tax expense percentages in the three and nine month periods ended September 30, 2006 and 2005 have been affected by: (i) our income from operations; (ii) changes in taxable net income from our insurance subsidiaries (ACIC and BCIC) which are generally subject to only federal income taxes; (iii) increases in net income from our service business which is subject to both federal and state income taxes; (iv) non-deductibility of certain share-based compensation expense; and (v) the amount of municipal bond income that we have earned.
Income Tax Expense Outlook: Income tax expense will vary based on: (i) our results from operations for the remainder of 2006; (ii) the amount of tax exempt income we earn in 2006; (iii) the amount of non-deductible share-based compensation expense we incur for the remainder of 2006; and (iv) growth in our service business. The ultimate change is unknown at this time.
Balance Sheet
Investments
Our portfolios of fixed maturity securities at September 30, 2006 included U.S. government securities (53.6%), mortgage-backed securities (22.2%), municipal securities (16.0%), commercial paper (6.5%) and asset-backed securities (1.7%). Our portfolios are managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. In 2005, we sold securities within the portfolios to take advantage of favorable interest rates and realized net investment gains of $580,000 for the nine months ended September 30, 2005. We realized no net investment gains or losses during the same period in 2006. We conservatively manage our fixed maturity portfolios, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolios were rated AAA, AA or A1+ at September 30, 2006 and December 31, 2005. We do not invest in derivative securities.

     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolios increased to $113.3 million at September 30, 2006 from $107.3 million at December 31, 2005. During 2005 and 2006, we began to invest a portion of our cash and cash equivalents into longer-maturing, fixed rate securities, primarily U.S. government securities, mortgage-backed securities and commercial paper. Cash and cash equivalents were $13.2 million, $21.9 million and $23.6 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. We expect that total cash and cash equivalents and commercial paper will change during the remainder of 2006 as a result of our continued share repurchase and operating cash flows.
     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive loss, net of taxes. Because value is based on the relationship between the portfolios’ stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant effect on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. At September 30, 2006 we had a $1.7 million net unrealized loss on investments compared to a $1.8 million net unrealized loss at December 31, 2005 and a $1.3 million net unrealized loss at September 30, 2005.
Unpaid Claim and Claim Settlement Expenses
Unpaid claim and claim settlement expenses relate solely to our insurance operations. Our Absentia division does not bear claim risk for its customers and carries no unpaid claim and claim settlement expenses.
     The net reserve at September 30, 2006 totaled $75.7 million and included the liability for unpaid claim and claim settlement expenses totaling $156.0 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $80.3 million. At December 31, 2005, net reserves totaled $76.8 million and included the liability for unpaid claim and claim settlement expenses of $160.1 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $83.3 million.
     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves at September 30, 2006 represent the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred in the first nine months of 2006 and prior years. These reserves reflect our estimates of the total costs of claims that were reported to us, but not yet paid, and the cost of claims that had occurred but had not yet been reported to us. For reported claims, we establish case reserves. For workers’ compensation coverage, case reserves alone are an insufficient measure of the ultimate cost due in part to the nature of the settlement process, the potential for protracted litigation, the ongoing effect of inflation over the long period in which medical care will be provided, the potential for workers’ compensation claims to close and subsequently reopen and the incompleteness of facts available at the time the case reserve is established. We establish additional incurred but not reported (“IBNR”) reserves by first projecting ultimate claim and claim settlement expenses for all claims as determined by using recognized standard loss development methods and techniques. The difference between our projected ultimate cost of claim and claim settlement expenses, reduced by payments, and case-basis reserves is IBNR. IBNR reserves reflect our estimated cost of claims that have not been reported to us and our estimate of the cost of claims that have been reported to us but where the remaining case reserves may be insufficient to cover the remaining cost of the claim and related claim settlement expenses.
     The amount by which estimated net reserves, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development.” Development is unfavorable (deficient) when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims. Development is favorable (redundant) when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Favorable or unfavorable development of loss reserves is reflected in earnings in the period realized.
     The level of reserves we maintain represents our best estimate, as of a particular point in time, of the ultimate cost of settlement and administration of claims based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability, but instead are complex estimates that we derive from numerous assumptions and expectations about future events, both internal and external, many of which are highly uncertain. Workers’ compensation claims can remain open for many years. Claims that are open and claims that re-open will continue to evolve and change based on new information. It can be decades before all claims related to an accident year are reported and settled. Industry experience in the more recent accident years of long-tailed casualty lines, including workers’ compensation, show limited statistical credibility because a relatively low proportion of ultimate claim and claim settlement expenses will be known and an even smaller portion will have been paid.
     Both internal and independent external actuaries review our reserves for adequacy. These actuaries estimate and evaluate unpaid claim and claim settlement expenses using recognized standard loss development methods and techniques. We conduct internal reserve studies each year at May 31, August 31, and November 30. The November 30 study forms the basis for our year-end analysis. We engage our external actuaries to complete their study at year-end. The internal and external studies are done primarily on a statutory basis, which is adjusted for financial reporting purposes. These reviews assume that past experience, adjusted for the effects of current events and anticipated trends, is an appropriate basis for predicting future events. Both internal and external actuaries estimate reserves based on a ground-up approach. Case reserve and payment data is classified into segments (reserve cells), primarily based on accident year, region and type of liability (medical, indemnity and settlement expenses) and analyzed over time. These aggregations are called loss triangles and are the primary basis for the projected ultimate cost of claim and claim settlement expenses. Over 250 individual reserve cells are reviewed using the following actuarial methods:
•	Incurred Loss Development Method. The incurred loss development method is based upon the assumption that the relative change in a given year’s reported loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points. In utilizing this method, actual historical loss data is evaluated. Successive years can be arranged to form a triangle of data. Report-to-report (RTR) development factors are calculated to measure the change in cumulative reported costs from one evaluation point to the next. These historical RTR factors and comparable industry benchmark factors form the basis for selecting the RTR factors used in projecting the current valuation of losses to an ultimate basis. In addition, a tail factor is selected to account for loss development beyond the observed experience. The tail factor is based on trends shown in the data and consideration of external benchmarks. This method’s implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported;

•	Paid Loss Development Method. The paid loss development method is similar to the incurred loss development method, however, case reserves are excluded from the analysis. While this method has the disadvantage of not recognizing information provided by current case reserves, it has the advantage of avoiding potential distortions in the data due to changes in case reserving methodology. This method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time;

•	Average Claim Cost Method. The average claim cost (or frequency/severity) method calculates ultimate losses by separately projecting ultimate claim frequency (claims per exposure) and ultimate claim severity (cost per claim) for each accident period. Typically, loss development methods are used to project ultimate frequency and severity based on historical data. Ultimate losses are calculated as the product of the two items. This method is intended to avoid distortions that may exist with the other methods for the most recent years as the result of changes in case reserve levels, settlement rates, etc. In addition, it may provide insight into the drivers of the loss experience; and

•	Average Hindsight Outstanding Method. The average hindsight outstanding method estimates of ultimate losses for more mature accident years are used to estimate what the average cost per outstanding and IBNR claim would have been at various maturities, if the ultimate cost had been known. The average hindsight outstanding method consists of an iterative process.
     Loss triangles are used to determine the expected case loss emergence. In general, loss development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves. The determination of the expected loss emergence pattern is not strictly a mechanical process. Factors affecting loss development patterns include, but are not limited to, the following: (i) trends in general economic conditions, including the effects of medical and wage inflation; (ii) estimates of trends in claims frequency and severity; (iii) our and industry historical loss experience; (iv) legislative enactments, legal developments and changes in social and political attitudes; (v) the lag time between the occurrence of an insured event and the time it is ultimately settled, referred to in the insurance industry as the “tail”; (vi) changes in how we adjudicate claims; (vii) changes in our personnel; (viii) unanticipated claim development; and (ix) statistical variability. These items influence the selection of the expected loss emergence patterns. Many of these items are not directly quantifiable, particularly on a prospective basis. There is no precise method for subsequently evaluating the effect of any specific factor on the adequacy of reserves because the eventual redundancy or deficiency is affected by many factors. Due to our commencing operations in 1992, we have limited historical data to estimate our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses. Accordingly, we supplement our experience with external industry data related to loss development patterns and large losses, as adjusted, to reflect anticipated differences between our results and the industry.
     Expected ultimate claim and claim settlement expenses are judgmentally determined by reserve cell based upon reviewing the selected loss emergence pattern. If the selected emergence pattern is not accurate, then the indicated ultimate claim and claim settlement expenses will not be correct. The expected loss emergence patterns are critical assumptions and are updated within each reserve study. Once the year-end IBNR reserves are determined, our actuary calculates the expected case loss emergence and the expected claim payment activity for the upcoming calendar year. This calculation does not involve new assumptions and uses the prior year-end expected loss emergence patterns. The expected losses are then allocated into interim estimates that are compared to actual reported claim and claim settlement case reserves and payments in the subsequent year. We use our May 31 and August 31 internal reserve studies in conjunction with this comparison to provide a test of the adequacy of prior year-end IBNR reserves and form the basis for recognizing any reserve development during the course of the year.
     Our reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at rates ranging from 3.5% to 8.0% in 2006 and 2005. The discount rates are subject to change as market interest rates change. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.
     We continually monitor loss development trends and data to determine reasonable reserve estimates. Reserves are based on estimates that are inherently uncertain and represent a significant risk to the business. We attempt to mitigate this risk by continually improving and refining our workers’ compensation claims processing practices and by continual monitoring through actuarial estimation methods.
     After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at September 30, 2006 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.
     Volatility in net carried loss reserves: It is inherent in a long-tailed line of business that current year estimates of ultimate liability for claim and claim settlement expenses will differ from prior estimates, sometimes materially. Volatility in our estimates can be viewed on a retrospective basis (that is, what changes have occurred) and a prospective basis (what could occur). The primary characteristics influencing the level of volatility are the length of the claim settlement period, the potential for changes in medical, wage and other claim costs, changes in the level of litigation or other dispute resolution processes, the potential for different types of injuries emerging and changes in the legal environment.
     To illustrate the sensitivity of our net reserves to changes in loss development factors, our internal actuary estimated the effect of increases in the development factors used in the incurred loss development methodology, one of several different estimation methodologies used. We increased each year’s development factor by 15%. Historically, it is not unusual for these factors to change by 15% to 20%, in either direction. Assuming that our net reserves were based solely on the incurred loss development methodology and the preceding changes to the loss development factors, we estimate that our net unpaid claim and claim settlement expense reserve would increase by approximately $5.6 million at December 31, 2005 for all accident years combined.
     In addition to the factors described above, other factors may also affect claim and claim settlement expense reserve development in future periods. These factors include: (i) governmental actions, including court decisions interpreting existing laws, regulations or policy provisions; (ii) adverse or favorable outcomes in pending claims litigation; (iii) the number and severity of claims; (iv) the effect of inflation on claims; and (v) the effect of residual market assessments. Although the actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will affect historical loss development factors and in turn, future loss reserve development. Significant positive changes in one or more factors will lead to positive future loss reserve development, which could result in the actual losses developing closer to, or even below, the lower end of the our estimated reserve variability. Significant negative changes in one or more factors will lead to negative loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the our estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout this Management’s Discussion and Analysis of Operations and Financial Condition and the inherent limitations of the loss reserving methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of our future reserve variability, which could ultimately be greater than the estimated and illustrated variability. Accordingly, it is possible that our future reserve variability could ultimately be greater than the illustrated variability.
     Reserve development recognized: The reserve development for 2006 and 2005 has been affected by the following factors:
•	Re-underwriting our book of business. Beginning in 2000 and continuing today, we deliberately eliminated certain classes of business and industries from our book of business. Additionally, we re-emphasized to our customers that they must return workers to light-duty positions when approved by treating physicians and that failure to do so would result in cancellation or non-renewal of their policy. An employer’s failure to return workers to light-duty positions results in higher claim and claim settlement expenses for us. These shifts changed the nature and frequency of claims that occurred. The resulting data shift continues to emerge in our historical results;

•	Office closure. During 2002, we stopped writing business in our Missouri and New England regions and closed our offices there. We are still responsible for all accidents occurring while we operated there. We also experienced significant losses and adverse development in these markets during 2000 and 2001. Our claims management processes traditionally have relied upon being in close proximity to the claimant. The lack of proximity to the claimant and recent significant adverse development created significant uncertainty in how these claims would emerge. Actual claim emergence has been more favorable than anticipated;

•	Procedural changes. We regularly review and adjust internal processes and procedures with the intent of becoming more effective and efficient in our claims adjudication. The effect of these changes will not be discernable in our data patterns for a minimum of two years, if not longer. Favorable and unfavorable claim results will be recognized in the short-run prior to our actuaries being comfortable in adjusting the long-term development patterns; and

•	Effect of variability of results on estimation process. The frequency and severity of claims will vary by year. Actual emergence will vary by year. Adverse frequency, severity and emergence affect actuarial judgments more rapidly than a corresponding favorable event.
     Our operating results for the first nine months of 2006 include a $1.6 million reduction of projected claim and claim settlement expense. Our results for the third quarter of 2006 were unaffected by favorable or unfavorable development for prior periods. During the first six months of 2006, our estimate of net unpaid indemnity expense moved favorably: (i) as a result of our continued focus on returning injured claimants to work as early and safely as possible; and (ii) procedural changes introduced in earlier years both of which were partially offset by our estimate of net unpaid medical expenses which moved adversely as the anticipated benefits of changes did not emerge. During the third quarter of 2006, our estimate of unpaid indemnity expense continued to move favorably, but the change was offset by the continued unfavorable movement in our unpaid medical expense.
     Our operating results for the three and nine month periods ended September 30, 2005 include a $500,000 and $1.5 million of reduction of projected claim and claim settlement expense. Our estimate of net unpaid indemnity expense decreased as a result of procedural changes introduced earlier and a changing nature of the book of business from our re-underwriting initiative. Our estimate of net unpaid indemnity expense moved favorably as a result of our continued focus on returning injured claimants to work as early and safely as possible and procedural changes introduced in earlier years. Our estimate of net unpaid medical expenses moved adversely as the anticipated benefits of changes did not emerge. Accident years 1996 to 1998 suffered adverse claim development which was further affected by an adverse movement in industry excess loss development patterns that we use to supplement our analysis. More recent accident years, where we have lower retention limits, were unaffected by this and moved favorably.

Liquidity and Capital Resources
Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.
     Our primary sources of cash from operations are collected premiums, reimbursements under reinsurance contracts, collected service revenue and investment income. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. We generate cash from or use cash in our insurance operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. We invest available cash in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for expenses such as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash, a money market fund that invests primarily in short-term U.S. Government securities, commercial paper with maturities of three months or less and overnight repurchase agreements secured by U.S. Treasury or U.S. Government Agency securities.
     Cash provided by operating activities for the nine months ended September 30, 2006 was $85,000. Cash was provided by net income of $3.4 million, an increase in unearned premiums, net of premiums receivable, of $1.5 million, a decrease in reinsurance recoverables and receivables of $3.2 million, share-based compensation expense of $308,000 and depreciation and amortization of $323,000, offset by a decrease in accrued expenses and other liabilities of $2.4 million, an increase in other assets of $2.1 million and a decrease in unpaid claim and claim settlement expenses of $4.2 million. Net cash used in investing activities was $6.5 million due to purchases of $27.9 million of available-for-sale investments and purchases of $569,000 furniture and equipment offset by $19.6 million in proceeds from the maturities of available-for-sale investments and $2.4 million in proceeds from sales of available-for-sale investments, representing pay-downs of long-term mortgage-backed instruments prior to maturity. Net cash used in financing activities was $2.3 million from the repurchase of $2.5 million of our common stock offset by $128,000 in proceeds from the exercise of stock options and $150,000 in proceeds from the issuance of common stock under our Employee Stock Purchase Plan.
     Within our insurance operations, our need for additional capital is primarily the result of regulations that require certain ratios of regulatory or statutory capital to premiums written in our insurance subsidiaries as defined by state regulatory bodies and insurance rating agencies. Raising additional permanent capital, while difficult in the current environment in which we operate, would further reduce our ratio of premium to capital and provide a more solid base for the future growth of our insurance subsidiary. As an alternative to raising additional permanent capital, we could enter into reinsurance contracts on an interim basis. This would have the effect of reducing the ratio of premiums to capital and surplus in ACIC or BCIC to satisfy state regulatory requirements. We currently have sufficient capital within our insurance operations.
     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiaries to us. Under Minnesota insurance law regulating the payment of dividends, in any twelve month period, ACIC can pay a dividend to RTW from its earned surplus (unassigned surplus) not to exceed the greater of 10% of ACIC’s total surplus or ACIC’s prior year’s net income reduced for realized capital gains net of income taxes. At September 30, 2006, ACIC could pay a dividend to RTW of $4.1 million without the approval of the Minnesota Department of Commerce. ACIC has never paid a dividend to RTW, and we intend to retain capital in our insurance subsidiaries.
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
Repurchase of Common Stock
On March 30, 2006, we announced that our Board approved resuming our common stock share repurchase program. In September 1998, our Board authorized us to repurchase, from time-to-time pursuant to the program, up to $4.0 million of common stock. On May 1, 2006, our Board authorized a $1.0 million increase in the share repurchase program to $5.0 million. On October 25, 2006, our Board authorized an additional $1.0 million increase in the program to $6.0 million.

     During the third quarter of 2006, we repurchased 50,000 shares for $522,000, at an average purchase price of $10.54 per share. At September 30, 2006, we had a total of $658,000 authorized for additional share re-purchases under the program. On a pro-forma basis, including the $1.0 million increased authorization on October 25, 2006, we had $1.7 million available for additional share re-purchase under the program.
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
     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.2 million at September 30, 2006.
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
NAIC Risk-based Capital Standards
The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require computing a risk-based capital amount that is compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk; insurance underwriting risk; credit risk; and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital at September 30, 2006 is substantially in excess of authorized control level risk-based capital.
Regulation
Our insurance subsidiaries are subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to this regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At September 30, 2006, ACIC was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Missouri, Illinois, Kansas, Michigan, Indiana, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma. BCIC was licensed in only Minnesota.
Effect of Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which provides criteria for recognizing, measuring, presenting and disclosing uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We expect that FIN 48 will not have a material effect on our consolidated financial condition or results of operations.

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
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No.97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by electing a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. We only issue workers’ compensation insurance policies that are a statutory coverage and are not subject to internal replacement or modification in product benefits, features, rights or coverage. We do not expect the adoption of SOP 05-1 to have a material effect on operations, financial condition or liquidity.
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
Forward Looking Statements
     Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes “forward-looking information” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) ACIC’s and BCIC’s ability to retain renewing policies and write new business with a B++ (Very Good) rating from A.M. Best; (ii) our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services; (iii) our ability to expand our insurance solutions to new markets and write small accounts and select association business through ACIC; (iv) our ability to maintain profitability and attract sufficient insurance opportunity in our traditional niche business during a soft insurance market cycle as other insurance carriers decrease prices; (v) our ability to maintain or increase rates on insured products in the markets in which we remain or alternatively non-renew or turn away improperly priced business;; (vi) the ability of our reinsurers to honor their obligations to us; (vii) our ability to accurately predict claim development; (viii) our ability to provide ID15, The RTW Solution and other proprietary products and services to customers successfully; (ix) our ability to manage both our existing claims and new claims in an effective manner; (x) our experience with claims frequency and severity; (xi) medical inflation; (xii) competition and the regulatory environment in which we operate; (xiii) general economic and business conditions; (xiv) our ability to obtain and retain reinsurance at a reasonable cost; (xv) changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation; (xvi) interest rate changes; and (xvii) other factors as noted in our other filings with the Securities and Exchange Commission. This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may affect our future performance.
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
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the ordinary course of administering our workers’ compensation programs, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any other legal or administrative claims that we believe are likely to have a material adverse effect on our financial condition or results of operations. During the quarter, the following legal proceeding was resolved on our favor:
RTW v. Carolina Casualty: On April 12, 2005, RTW, Inc. commenced a Declaratory Judgment action in the United States District Court for the District of Minnesota against Carolina Casualty Insurance Company. In the lawsuit, RTW sought a Court determination that RTW was not liable for any part of a $1.9 million judgment entered against an insured of Carolina Casualty in District Court in Utah. Carolina Casualty counterclaimed against RTW alleging that RTW owed it $1.9 million, plus interest and attorneys fees.
     The RTW v. Carolina Casualty lawsuit grew out of an earlier lawsuit. On December 12, 2002, a Colorado employee of a Colorado care company insured by RTW’s subsidiary, American Compensation Insurance Company, was injured in an automobile accident in Utah. The injured employee brought a separate underlying suit against Carolina Casualty’s insured trucking company and driver for damages suffered as a result of the automobile accident.
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
     In December 2004, Carolina Casualty agreed to pay and did pay RTW the full amount of RTW’s subrogation claim. On January 14, 2005, after a jury trial on the injured employee’s damages, the U.S. District Court in Utah entered a judgment of $1.9 million against Carolina Casualty’s insured, which was equal to the injured employee’s total damages, including $1,250,000 in general damages, less the $163,586 representing workers compensation benefits that had been paid, or accrued for future payments by RTW. Carolina Casualty subsequently settled the lawsuit with the injured worker for $1.8 million
     In preparing the December 2004 settlement agreement for the workers’ compensation subrogation claim, counsel appointed by Carolina Casualty for its insured inserted the provision that Carolina Casualty in its counterclaim alleged required full indemnification by RTW of any amounts that Carolina Casualty paid the injured employee as a result of the liability of Carolina Casualty’s insured.
     After Carolina Casualty’s attorneys requested indemnification pursuant to this provision, RTW commenced the Declaratory Judgment suit described above. Discovery was completed and cross motions for summary judgment in the lawsuit were argued in front of the Minnesota U.S. District Court on May 8, 2006.
     In a Memorandum of Law and Order dated September 18, 2006, Judge Michael J. Davis granted RTW’s motion for Summary Judgment. The Court determined that RTW did not clearly and unequivocally agree to indemnify Carolina Casualty for damages awarded during the underlying Utah lawsuit. The Court further noted that even if RTW had displayed a clear and unequivocal intent to indemnify Carolina Casualty under the agreement, RTW would still be entitled to equitable reformation on the grounds of mutual mistake under Utah law.
     Accordingly, RTW is not liable to Carolina Casualty for payment of any amounts Carolina Casualty paid the plaintiff.
     Carolina Casualty did not appeal the Court’s decision and the Court Order has become final.
Item 1A. RISK FACTORS
     For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our 2005 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     (a) Sale of unregistered securities
          None
     (b) Use of proceeds
          Not applicable
     (c) Repurchase of Equity Securities
     The table below sets forth information regarding repurchases of our common stock during the periods indicated:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May Yet
	Total Number	Average	as Part of Publicly	be Purchased
	of Shares	Price Paid Per	Announced Plans or	Under
Period	Purchased	Share	Programs	the Plans or Programs
July 1 – July 31, 2006	6,826	$10.74	6,826	$1,107,000
August 1 – August 31, 2006	21,644	10.63	21,644	877,000
September 1 – September 30, 2006	21,056	10.38	21,056	$658,000

Total	49,526	$10.87	49,526

In September 1998, our Board authorized us to repurchase, from time-to-time pursuant to the program, up to $4.0 million of common stock. On May 1, 2006, our Board authorized a $1.0 million increase in the share repurchase program to a total of $5.0 million. On October 25, 2006, our Board authorized an additional $1.0 million increase in the share repurchase program to a total of $6.0 million. These repurchases will be made in the open market in compliance with the SEC’s Rule 10b-18, or through privately negotiated transactions, and are subject to market conditions, share price, trading volume and other factors. The repurchase program does not have a specific termination date.
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

RTW, Inc.
Dated: November 13, 2006	By /s/ Jeffrey B. Murphy
Jeffrey B. Murphy
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2006	By /s/ Alfred L. LaTendresse
Alfred L. LaTendresse
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)