Form 10-K
period 2006-12-31
RTW INC /MN/
filed 2007-03-30
CIK 915781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to 12(g) of the Act: None

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

As of March 28, 2007, 5,153,000 shares of Common Stock, no par value, were outstanding. As of June 30, 2006, assuming as fair value the last sale price of $10.73 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $45.2 million.

Documents incorporated by reference:

Certain portions of the Company’s Proxy Statement for its annual meeting of shareholders to be held on June 13, 2007, a definitive copy of which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2006, are incorporated by reference in Part III of this Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation. Our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC) and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC) offer guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado. Our Absentia® division provides services to: (i) self-insured employers on a fee-for-service basis; (ii) state-sponsored assigned risk plans on a percent of premium basis; (iii) other insurance companies; and (iv) to agents and employers on a consulting basis, charging hourly fees. ACIC is licensed in twenty-three states. BCIC received a license from Minnesota in October 2005 and from Colorado in February 2007. RTW, Inc. was incorporated in Minnesota in 1983. Collectively, “we,” “our” and “us” refer to RTW, ACIC, BCIC and Absentia in this document.

We developed two proprietary systems to manage disability: (i) ID15®, designed to quickly identify those injured employees who are likely to become inappropriately dependent on disability system benefits; and (ii) RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. Our insurance subsidiaries are domiciled in Minnesota and operated primarily in Minnesota, Michigan and Colorado in 2006, 2005 and 2004. Absentia provided services for its customers in over 30 states at December 31, 2006 up from 18 states at December 31, 2005.

Our approach to managing disability reduces medical expenses and wage-replacement costs (including time away from the job). We:

•	focus our efforts on the 15% of the injured employees that drive 80% of the system costs;

•	control costs by actively managing all participants in the system, including employers, injured employees, medical care providers, attorneys and the legal system; and

•	return injured employees to work as soon as safely possible.

Industry

Today, we derive a substantial portion of our revenue from products and services related to managing workers’ compensation. Workers’ compensation benefits are mandated and regulated at the state level. Every state requires employers to provide wage-replacement and medical benefits to workplace accident victims regardless of fault. Virtually all employers in the United States are required to either: (a) purchase workers’ compensation insurance from a private insurance carrier; (b) obtain coverage from a state managed fund; or (c) if permitted by their state, to self-insure. Workers’ compensation laws generally mandate two types of benefits for injured employees: (i) indemnity payments including temporary wage-replacement or permanent disability payments; and (ii) medical benefits that include payment for expenses related to injury diagnosis, treatment and rehabilitation, if necessary. On an industry-wide basis, medical benefits represent approximately 55% of benefits paid, while indemnity benefits account for the remaining 45%.

Estimated workers’ compensation insurance premiums for 2006 are $40 billion nationwide. Approximately 75% of the premium volume is written through the traditional or private residual market, including commercial insurers and state-operated assigned risk pools established for high-risk employers. The balance is written through state funds operated to increase competition and stabilize the market.

Indemnity benefits are established by state legislative action and increase as wages and state mandated benefits rise. Indemnity costs generally increase at a rate consistent with wage inflation while medical expenses have been increasing at a double-digit pace across the United States. We believe the most significant factor affecting cost in the workers’ compensation system results from incentives for injured employees to remain away from work, continuing to collect indemnity payments and receiving medical treatment beyond the point that is necessary.

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

Our Management Approach

We developed our approach to managing disability after observing two important characteristics of the system: (i) 15% of all injuries result in 80% of the system costs; and (ii) an employee off work for twelve weeks has a 50% likelihood of never returning to work. We developed ID15® to identify those claims likely to account for 80% of the system cost and our RTW Solution® to intervene quickly, reducing lost time and producing significant cost savings for our customers. We promptly identify (generally within 48 hours after being notified and with a 95% degree of accuracy) claims likely to result in significant expense and act quickly to control these costs before they are incurred or get out of hand. We intensely manage all aspects of the system: employers, injured employees, medical care providers and legal and judicial participants. We focus on controlling indemnity payments for lost wages by quickly and safely returning employees to work. As part of this strategy, we attempt to return employees to their original position or to place them in transitional, light-duty positions until they are able to resume their original jobs. By promptly returning employees to work, we substantially reduce not only indemnity payments, but also medical expense per injury. We also use other management techniques to control medical costs including contracting with provider networks, designating health care providers and performing medical fee schedule review, utilization review and doctor peer review.

We deliver solutions to our customers through operating teams. Each operating team is responsible for managing claims and is responsible for the loss experience of an employer or group of employers. Our operating teams include a mix of nurses, statutory claims administrators, assistant claims administrators and clerical support that are matched to the needs of the employer or group of employers. Operating teams meet regularly to discuss strategies for managing difficult claims and review strategies and procedures that have been successful in resolving disputes.

The following summarizes our approach to managing all participants in the disability system:

Customers.  Prior to working with employers that we insure and customers to whom we provide non-insurance services, we fully explain our methods, processes, guidelines and philosophy regarding appropriate return to work and train the employer’s personnel. In addition, as part of our underwriting process, we may conduct on-site risk assessments for prospective insured employers. Employers insured by ACIC and BCIC have historically agreed, as part of the insurance policy, to comply with our early intervention methods and to provide transitional, light-duty work for injured employees until such time as they are able to resume their normal positions. Compliance for insured employers who have these endorsements to their policies, is mandatory or we cancel their coverage. Our service customers have ultimate choice, but we encourage them to provide transitional work to reduce the cost of lost time. To ensure that our early intervention model succeeds, we require the employer to promptly notify us of a claim’s occurrence, typically within 48 hours of the injury.

Each operating team is responsible for managing its employers’ workers’ compensation and disability programs. The operating team meets with each employer, manages all reported injuries and actively communicates with the employer on all open injuries. We may make workplace safety recommendations through our accident prevention team or retain a workplace safety-engineering firm to assist employers in remedying work conditions that create inappropriate risk. In addition, operating teams may recommend, for policies underwritten by ACIC or BCIC, cancellation or non-renewal for employers that fail to comply with our procedures.

Employees.  We focus on the person, not solely on the nature of the injury, in determining which claims are likely to result in higher costs and act quickly to control the related expenses. Within 48 hours of being notified of an injury, we evaluate several factors, including the type of injury, the presence of lost time, the employee’s injury history and employee’s psychosocial behaviors to determine whether the injury is likely to involve significant expense. In cases where there is high-cost potential, we intervene quickly, assisting the employee in obtaining appropriate medical care and developing a plan to get the employee back to work as soon as safely possible. Employers insured by ACIC and BCIC are required to provide transitional light-duty jobs for employees who cannot immediately return to their original positions. If the employee refuses transitional work, we may terminate indemnity payments, but are required to continue to provide appropriate medical benefits. For employers that we service through Absentia, we educate the employer on the benefit of return-to-work programs and work closely to find transitional light-duty work opportunities for the employee.

Medical Care Providers.  We actively assess, monitor and manage medical treatment and review medical expenses for each injury. We contact the employee’s treating physician in cases that involve time off from work or injuries that could involve significant expense. In these cases, the physicians are asked to provide their diagnosis, plan of treatment and assess the employee’s physical capabilities for transitional, light-duty work. We employ and contract with consulting physicians to assess questionable treatment plans for injured employees. These physicians discuss injured employee treatment plans with the employee’s medical care provider. The goal is to ensure both an accurate diagnosis and appropriate treatment plan for the injury and understand the nature and extent that the diagnosis places limits on the employee’s ability to return to work in either the original job or a transitional, light-duty position. We also monitor the medical services provided to ensure that the injured employee receives proper treatment for the injury and that the employee does not receive services or procedures that are excessive, unnecessary or unrelated to the injury. In addition, when we believe the diagnosis of an injury or the proposed rehabilitation treatment is inappropriate, we will arrange for a second opinion with an independent medical examiner.

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

Customers

We target two specific groups of customers: (i) employers seeking workers’ compensation insurance coverage for their operations in the states our insurance subsidiaries operate; and (ii) employers in need of non-insurance solutions that increase productivity and reduce the cost of disability and absence. ACIC’s insured customers have a history of workers’ compensation claim costs higher than average in their industry and typically operate in manufacturing, retail, wholesale, health care and hospitality. BCIC’s insured customers are typically prior ACIC customers or new customers with a credit experience modifier or a strong internal workers’ compensation management program. In 2006, we also began writing workers’ compensation insurance for small employers in states outside Minnesota, Michigan and Colorado. These employers typically find it difficult to insure with private insurers and typically are covered by state fund or assigned risk plan policies.

Our insured customer’s average annual premium per policy decreased 4.4% to $91,300 in 2006 from $95,500 in 2005 and $92,000 in 2004. Our ten largest customers accounted for $6.0 million or 12.6% of our premiums in force in 2006 compared to $5.7 million or 10.8% in 2005 and $5.7 million or 9.1% in 2004. No single customer accounted for more than 5% of in force premiums in 2006, 2005 or 2004. We renewed 68.5% of the policies scheduled to expire in 2006, whereas 65.9% and 73.3% were renewed in 2005 and 2004, respectively. Substantially all of ACIC’s and BCIC’s employers are in Minnesota, Colorado and Michigan. In addition to these states, ACIC is also licensed in Connecticut, Missouri, Massachusetts, Illinois, Rhode Island, Kansas, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, New Jersey, Georgia, North Carolina, Texas, Indiana, South Dakota, Wisconsin and Oklahoma. We continuously evaluate opportunities to expand our insurance products beyond the states in which we are currently licensed.

We offer disability and absence management services through RTW and its Absentia division to a broad array of customers including self-insured employers, insurance companies, third-party administrators, agents and brokers, state agencies and municipalities. We currently offer these services to employers in over 30 states and expect to further expand these non-insurance service offerings throughout the United States. Our service revenue increased to $5.9 million in 2006 from $4.4 million in 2005 and $633,000 in 2004.

Products

Insurance Products.  Our gross premiums earned are derived from workers’ compensation insurance premiums written by ACIC and BCIC. We began offering workers’ compensation insurance products in April 1992 for ACIC and in October 2005 for BCIC. Substantially all of ACIC’s and BCIC’s workers’ compensation products are guaranteed-cost insurance policies. Under a guaranteed-cost policy, an employer purchases an insurance policy underwritten by ACIC or BCIC and pays a premium based on projected aggregate annual payroll. We assume responsibility for the indemnity and medical costs associated with the employer’s workers’ compensation injuries and work closely with the employer in managing the employer’s workers’ compensation program.

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

Service Offerings.  In 2004, we began a strategic initiative to offer disability management products and services directed at workers’ compensation on a fee-for-service basis in order to diversify our offerings, providing us a non-risk source of revenue. This strategic initiative extends our workers’ compensation and disability management services to self-insured employers and other alternative market non-risk customers. We charge a fee to these customers based on the expected number of claims managed or the time committed to the customer. We grew our services from offering solely third-party administration in 2003 to providing a broad range of service offerings in 2006. At December 31, 2006, our annualized service revenues totaled approximately $5.6 million. Annualized service revenue represents the estimated total value of service contracts that are in place at any point in time. In 2005, we put this business under a division of RTW that we named Absentia.

Sales and Marketing

We sell our traditional workers’ compensation insurance products to insured employers through independent insurance agencies and brokers, including several large national agencies. Agency commissions averaged 6.5% of gross premiums earned in 2006, compared to 6.7% in 2005 and 7.1% in 2004. Our ten highest producing agencies accounted for $19.8 million or 41.6% of premiums in force in 2006, compared to $21.4 million or 40.3% in 2005 and $26.1 million or 41.6% in 2004. No agency accounted for more than 6.6% of premiums in force in 2006, compared to 7.1% in 2005 and 7.4% in 2004. We continually market our insurance products to agencies in our core regions to keep them aware of developments in our business. Each region’s underwriting team is responsible for establishing and maintaining agency relationships.

We sell our non-insurance services through sales personnel employed by us, through our independent agents and brokers and further leverage our vendor and other key relationships to introduce us to employers that could benefit from the services we offer.

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

The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

	Covers Losses Per Occurrence:
	In Excess of:	Limited to:

Minnesota:
2006 WCRA	$390,000	Statutory limit
Various reinsurers	$200,000	$390,000
2005 WCRA	$380,000	Statutory limit
Various reinsurers	$200,000	$380,000
2004 WCRA	$360,000	Statutory limit
Various reinsurers	$200,000	$360,000
Other States:
2006 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2005 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2004 Various reinsurers	$200,000	$20 million, excluding acts of terrorism

We maintained our 2006 retention level in 2007 to reduce volatility in our operating results.

We annually review the financial stability of our reinsurers. This review includes a ratings analysis of each reinsurer participating in an existing reinsurance contract or from whom we have a recoverable. Except for the WCRA, which is a mandatory Minnesota reinsurer and unrated by A.M. Best, the following list details our reinsurers and the current A.M. Best rating assigned to each as of March 3, 2007:

Reinsurer	A.M. Best Rating

Aspen Insurance UK Ltd	A
Continental Casualty Company	A
Everest Reinsurance Company	A	+
General Reinsurance Corporation	A	++
Max Re Ltd	A	−
Munich Re America Corporation	A
Platinum Underwriters Reinsurance, Inc.	A
Swiss Reinsurance America	A	+
SCOR Reinsurance Company	B	++
Transatlantic Reinsurance Company	A	+

Based on our review at December 31, 2006, we believe our reinsurance balances are collectible and expect our reinsurers to honor their obligations. Further, we are not aware of any developments with respect to these reinsurers that would result in uncollectible reinsurance balances. In the event that these reinsurers are unable to honor their obligations to us due to insolvency or otherwise, we will be required to pay these obligations ourselves and the result could have a material adverse effect on our future results of operations and financial condition.

Terrorism Reinsurance

The Terrorism Risk Insurance Act of 2002 established a program within the Department of the Treasury under which insurers are required to offer terrorism insurance and the federal government will share the risk of loss by commercial property and casualty insurers arising from future terrorist attacks. The Terrorism Risk Insurance Extension Act of 2005 (TRIEA) extended this program through December 31, 2007. Under TRIEA, each participating insurance company is subject to a deductible, ranging from 17.5% of direct earned premiums from covered commercial insurance lines in 2006 to 20% in 2007, before federal government assistance becomes available. For losses in excess of a company’s deductible, the federal government will cover 90% in 2006 and 85% in 2007 of the excess covered losses, while companies retain the remaining 10% in 2006 and 15% in 2007. Federal reimbursement is available for a certified act of terrorism after March 31, 2006 only if the aggregate industry insured losses resulting from such act exceed $50 million in 2006 or $100 million in 2007. Losses covered by the program will be capped annually at $100 billion; above this amount, insurers are not liable for covered losses and Congress is to determine the procedures for and the source of any payments. Amounts paid by the federal government under the program over certain phased limits are to be recouped by the Department of the Treasury through policy surcharges which cannot exceed 3% of annual premium. The program does not generally affect state law limitations applying to premiums and policies for terrorism coverage.

While TRIEA provides the property and casualty industry with an increased ability to withstand the effect of a terrorist event through 2007, our results of operations or equity could nevertheless be materially adversely affected by terrorist events given the unpredictability of the nature, targets, severity or frequency of such events. Under the laws of most states, we are generally prohibited from excluding terrorism exposure from our primary workers’ compensation policies.

Competition

The workers’ compensation industry is highly competitive. We compete with insurance companies, managed health care organizations and state-sponsored funds and insurance pools for insured products and with third party administrators and specialized consulting organizations for fee-for-service business. These competitors may offer additional products and services to employers, including other forms of insurance, while we offer only workers’ compensation insurance products and disability and absence management services. As a consequence, these competitors may have certain advantages in pricing their products and services. In addition, certain competitors claim to offer services and competencies similar to that offered by us. Further, many of our competitors have greater financial and operating resources than we have.

Competitive factors in the industry include premium rates, level of service and ability to reduce claims expense. We believe that our workers’ compensation insurance products and services are competitively priced. We also believe that our level of service and our ability to reduce claims are strong competitive factors that have enabled us to retain existing employers and attract new customers.

Insurance companies enter and exit states’ workers’ compensation markets depending on their assessment of current market conditions. Many insurance companies stopped underwriting workers’ compensation insurance during the early 1990’s due to rising costs that were not matched by reductions in statutory benefits or higher premium rates. In the mid to late 1990’s, we experienced increased market pressure as new insurance companies and mono-line workers’ compensation insurance companies entered the market. In the early 2000’s, many insurers withdrew from the markets in which we operate. Starting in 2004, we experienced two things: (i) large national carriers began retaining workers’ compensation risks that they did not retain in the three previous years; and (ii) insurers that had not been active for years and new carriers entered the markets in which we operate and began writing workers’ compensation insurance. Premiums rates flattened in 2004 and declined in 2005 and 2006 as a result.

Insurance companies compete with us for insured customers that have lower past claims experience or lower experience “modifiers.” As a result, we experience increased competition on our renewing workers’ compensation policies because we reduce our customers’ experience modifiers. We expect to continue to experience this competition for our ACIC and BCIC customers.

Another competitive factor results from the fact that some insured employers will not purchase workers’ compensation products from insurance companies with an A.M. Best (Best) rating less than “A”. In addition, certain insurance companies that write umbrella policies will not provide coverage to an employer if a portion of the employer’s underlying insurance policy, such as the workers’ compensation portion, is written by an insurance company with a less than “A−” rating. We believe that our insurance subsidiaries’ “B++” Best rating may make it difficult for us to provide insurance products to certain employers.

On May 18, 2006, A.M. Best Co. (Best) upgraded the financial strength rating of ACIC to B++ (Good) on a scale of “A++” (Superior) to “F” (In Liquidation). Best also assigned an initial financial strength rating of B++ (Good) to BCIC. The outlook for both ratings is “positive”. This represented an upgrade from a “B+” rating assigned by Best on April 19, 2005. Best assigns a rating after quantitatively and qualitatively evaluating financial condition and operating performance.

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

Employees

We had 168 full-time employees at December 31, 2006. Approximately 37 were dedicated to marketing, case and claim management for our Absentia customers, approximately 43 were dedicated to marketing, case and claim management for our insurance customers and 88 provided case and claim support for both segments or worked in our administrative, financial and technology functions. None of our employees are subject to collective bargaining agreements. We believe our relationship with our employees is good.

Regulation

Our insurance subsidiaries are regulated by governmental agencies in the states in which we operate, and are subject to regulation in any state where we provide workers’ compensation services. State regulatory agencies have broad administrative power over all aspects of our workers’ compensation business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of our investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change.

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

Trade Names, Trademarks and Service Marks

We use trade names, trademarks and service marks in our business. We have registered our trade names, trademarks and service marks with the United States Patent and Trademark Office in the past and intend to continue to do so in the future. We believe that the goodwill associated with many of our trade names, trademarks and service marks, particularly “ID15,” “RTW Solution” and “Absentia” are significant competitive assets in our business. We also operate our business in several states outside of Minnesota, using the RTW name in connection with the name of the State.

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

Executive Officers of the Registrant

The following are our Chairman and executive officers at March 15, 2007:

Name	Age	Position

John O. Goodwyne	68	Chairman of the Board
Jeffrey B. Murphy	45	President, Chief Executive Officer and Director
Alfred L. LaTendresse	58	Executive Vice President, Chief Financial Officer and Secretary
Thomas J. Byers	51	Executive Vice President, Sales and Marketing
Keith D. Krueger	48	Vice President, Chief Operating Officer and Assistant Secretary
David M. Dietz	40	Vice President, Business Development
Patricia M. Sheveland	48	Vice President, Product Development, Quality and Compliance

John O. Goodwyne joined our Board of Directors in December 2001 and became Chairman of the Board in December 2003. From 1974 to 2006, Mr. Goodwyne was the owner and President of J N Johnson Sales & Service Inc., a non-public local contractor for fire protection systems and distributor of fire extinguishers. In addition, since 1982, he has been owner and President of Low Voltage Contractors Inc., a non-public local contractor for installation and service of fire alarm, security and nurse call systems.

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

Thomas J. Byers joined us in October 2005 as Executive Vice President, Sales and Marketing. Mr. Byers previously served as Vice President, Sales and Marketing for DirectCompRx from 2004 to 2005. In addition, Mr. Byers has held executive positions as Vice President, Sales and Marketing and Director of Business Development for GatesMcDonald from 1999 to 2004 and as President of Anthem Comp Services, a subsidiary of Anthem Blue Cross Blue Shield from 1997 to 1999. Mr. Byers has been in the risk management and insurance industry since 1986. Prior to that time, he was a world-class professional athlete.

Keith D. Krueger joined us in September 1998 as the Director of Underwriting and Pricing for our Minnesota regional office. He was promoted to Director of Underwriting Services in our Home Office in October 1999 and served in this capacity until being promoted to Vice President, Underwriting and Sales in March 2002 (later renamed Vice President, Insured Products in December 2003). In October 2006, Mr. Krueger was promoted to Chief Operating Officer. Mr. Krueger is also the President of ACIC and BCIC. Prior to joining RTW, Mr. Krueger was a Commercial Lines Underwriting Manager for Citizens Security Mutual Insurance from June 1997 to August 1998. From March 1995 to May 1997, Mr. Krueger was Vice President, Underwriting and Marketing for American West Insurance, a non-public company. He is a member of the American Institute for Property and Liability Underwriters and holds the CPCU designation.

David M. Dietz joined us in July 2002 as the Director of Self-Insured Services in our Home Office and was promoted to Vice President, Alternative Products (later renamed Absentia) in December 2003. Mr. Dietz became Vice President, Business Development in October 2005. Mr. Dietz came to us with fourteen years of experience in the insurance industry. Prior to joining RTW, Mr. Dietz served as Senior Vice President, Marketing and Technical Sales for Benfield Blanch, Inc. from September 2000 to July 2002. Mr. Dietz also served in various management roles for EBI Companies, Citizens Management, Inc., TIG Insurance and Sentry Insurance from 1989 to 2000.

Patricia M. Sheveland joined us in April 1990 and has held various management positions of increasing importance, including General Manager of Operations in the Colorado regional office and Director of Operations for the Colorado, Michigan and Massachusetts regions. Ms. Sheveland was named Vice President, Case and Claims Management in January 2002, and became Vice President, Product Development, Quality and Compliance in October 2006. Prior to joining RTW, Ms. Sheveland worked as an Occupational Nurse for Kmart Corporation. She is a Registered Nurse.

ITEM 1A.	RISK FACTORS

We derive a significant portion of our revenue from workers’ compensation insurance premiums and net investment income, including gains and losses from sales of securities. An increasing portion of our revenue is derived from non-insurance disability and absence management services. We are subject to the challenges, risks, uncertainties and trends that affect the workers’ compensation property and casualty insurance and the disability and absence management service sectors of our economy including the following:

•	Workers’ compensation is a state regulated industry and therefore subject to change. Workers’ compensation is governed and regulated by state governmental agencies. We are subject to state regulation in any state in which we provide workers’ compensation products and services, now and in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. Legislation covering insurance companies and the regulations adopted by state agencies are subject to change and any change may adversely affect our operations;

•	Workers’ compensation claims and related expenses can be volatile. The degree of estimation error inherent in the process of estimating workers’ compensation claim and claim settlement expense may result in a high degree of volatility in periodic earnings reports. Workers’ compensation is a long-tailed property and casualty insurance line. Claims for a given year are open on average for twelve to thirteen years and it is not unusual for workers’ compensation insurers to have some claims open for thirty or more years. We have operated ACIC since 1992 and BCIC since 2005 and therefore have relatively limited experience (fifteen years), and accordingly, are subject to volatility. New medical procedures could evolve and new legal theories develop that could cause older claims to re-open and increase expense. Claim frequency and severity can be volatile. Worker’s compensation is also subject to both medical and wage inflation. The cost of medical care has increased in excess of 10% per annum in recent years and indemnity cost has increased 3% to 4% with wage increases. These changes have resulted in reduced profitability in the workers’ compensation insurance line. Inflationary increases which are not offset by improved efficiency and effectiveness in managing claims could adversely affect profitability. See further discussion under “Claim and Claim Settlement Expenses” and “Unpaid Claim and Claim Settlement Expenses” in ITEM 7 of this Report on Form 10-K;

•	Workers’ compensation pricing is cyclical. In 2006 and 2005, premium rates on our renewing policies declined an average 6.9% and 2.4%. Rates increased 0.9%, 1.4%, 9.0% and 18.5% in 2004, 2003, 2002 and 2001, respectively. These increases came after many years of rate decreases that unfavorably affected the industry in the late 1990s. If we are unable to maintain rates or decrease our costs, our profit margin will be adversely affected. See further discussion under “Premiums in Force and Gross Premiums Earned” in ITEM 7 of this Report on Form 10-K;

•	Reinsurance for workers’ compensation . Reinsurance costs in 2006, as a percentage of gross premiums earned, were approximately the same as 2005 and increased versus 2004 and prior years. We expect that reinsurance costs will increase in the future. Higher reinsurance costs, if not recovered through increased rates from our customers, will adversely affect our profit margin. Additionally, reinsurance for workers’ compensation may not be available. See further discussion under “Premiums Ceded” in ITEM 7 of this Report on Form 10-K;

•	Acts of terrorism: While we believe that our reinsurance programs, together with the coverage provided under the Terrorism Risk Insurance Extension Act of 2005, are sufficient to limit our net losses relating to potential future terrorist attacks, we can offer no assurance that our reserve for unpaid claim and claim settlement expenses when they materialize will be adequate to cover losses when they materialize. It is not possible to eliminate completely our exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected. See further discussion under “Terrorism Reinsurance” in ITEM 1 of this Report on Form 10-K;

•	Profitable service revenue growth could be difficult. The national market for disability and absence management services is highly competitive and includes national, regional and local providers. We do not have a national presence, limiting our ability to service national accounts. Any infrastructure changes to support growth in our non-insurance revenues could be expensive and diminish our earnings in the short-term; and

•	Other risk factors. The following additional important factors, among others, could affect our results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement contained herein:

•	our ability to retain renewing policies and write new business with a B++ (Good, Secure) rating from A.M. Best;

•	adverse rating changes form A.M. Best;

•	the ability of our reinsurers to honor their obligations to us;

•	our ability to provide our proprietary products and services to customers successfully;

•	our ability to obtain and retain reinsurance at a reasonable cost;

•	investment risk, including those of our portfolio of fixed income securities and interest rate changes; and

•	general economic and business conditions.

This discussion of risk factors is by no means exhaustive but is designed to highlight important factors that may affect our future performance.

ITEM 2.	PROPERTIES

The following is a summary of properties leased by us at December 31, 2006:

	Area leased
	(in Square
Location and Description	Feet)	Termination

Bloomington, Minnesota; Headquarters and Minnesota office space	31,930	September 2012
Denver, Colorado; Colorado office space	7,825	May 2010
Detroit, Michigan; Michigan office space	7,118	January 2013
Grand Rapids, Michigan; Michigan office space	4,571	February 2011

ITEM 3.	LEGAL PROCEEDINGS

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

In December 2004, Carolina Casualty agreed to pay and did pay RTW the full amount of RTW’s subrogation claim. On January 14, 2005, after a jury trial on the injured employee’s damages, the U.S. District Court in Utah entered a judgment of $1.9 million against Carolina Casualty’s insured, which was equal to the injured employee’s total damages, including $1,250,000 in general damages, less the $163,586 representing workers compensation benefits that had been paid, or accrued for future payments by RTW. Carolina Casualty subsequently settled the lawsuit with the injured worker for $1.8 million.

In preparing the December 2004 settlement agreement for the workers’ compensation subrogation claim, counsel appointed by Carolina Casualty for its insured inserted the provision that Carolina Casualty in its counterclaim alleged required full indemnification by RTW of any amounts that Carolina Casualty paid the injured employee as a result of the liability of Carolina Casualty’s insured.

After Carolina Casualty’s attorneys requested indemnification pursuant to this provision, RTW commenced the Declaratory Judgment suit described above. Discovery was completed and cross motions for summary judgment in the lawsuit were argued in front of the United States District Court for the District of Minnesota on May 8, 2006.

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

Carolina Casualty did not appeal the Court’s decision and the Court Order became final during fourth quarter of 2006.

Other litigation:  In the ordinary course of administering our workers’ compensation programs, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any other legal or administrative claims that we believe are likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY STOCK PRICE COMPARISON AND DIVIDENDS

Our shares are traded publicly on The Nasdaq National Market under the symbol RTWI. The table below sets forth the range of high and low sale prices for our stock for each quarter during the past two years. We had approximately 1,800 shareholders of our common stock at the close of trading on March 7, 2007.

	First	Second	Third	Fourth
Fiscal Year:	Quarter	Quarter	Quarter	Quarter

2006
High	$11.38	$12.00	$11.00	$10.17
Low	9.30	10.15	9.70	8.76
2005
High	$12.37	$10.86	$11.40	$12.08
Low	8.27	8.44	9.35	9.05

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

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We had no unregistered sales of equity securities during the quarter ended December 31, 2006.

ISSUER REPURCHASES OF EQUITY SECURITIES

On March 30, 2006, we announced that our Board approved resuming our common stock share repurchase program. In September 1998, our Board authorized us to repurchase, from time-to-time pursuant to the program, up to $4.0 million of common stock. On May 1, 2006, our Board authorized a $1.0 million increase in the share repurchase program to $5.0 million and further authorized another $1.0 million increase in that program to $6.0 million on October 25, 2006.

We repurchased 229,000 shares in 2006 under this program for $2.3 million, at an average purchase price of $10.24 per share. No shares were repurchased under this program in 2005 or 2004. At December 31, 2006, we had $867,000 remaining authorized for share re-purchases under the program.

Repurchases under the program will be made in the open market in compliance with the SEC’s Rule 10b-18, or through privately negotiated transactions, and are subject to market conditions, share price, trading volume and other factors. The repurchase program has no time limit and may be suspended from time-to-time or discontinued. Share repurchases will be made from available capital.

In May 2006 we repurchased 90,000 shares at $11.00 per share in a private transaction outside the program from our founder.

The table below sets forth information regarding repurchases of our common stock during the periods indicated:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value of
	Number of	Average	as Part of Publicly	Shares That May Yet
	Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	Per Share	Programs	the Plans or Programs

October 1 to October 31, 2006	21,317	$9.90	21,317	$1,447,000
November 1 to November 30, 2006	35,859	$9.31	35,859	$1,113,000
December 1 to December 31, 2006	26,471	$9.30	26,471	$867,000
Totals	83,647	$9.46	83,647

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

A summary of our equity compensation plans under which securities are authorized for issuance as of December 31, 2006 follows:

Number of Shares
	Number of Shares	Weighted-Average	Remaining Available
	to be Issued	Exercise Price of	for Issuance Under
	Upon Exercise of	Outstanding Options	Equity Compensation Plans
	Options(a)	(b)	(Excluding Column (a))

Plans approved by shareholders	604,707	$7.54	349,126

COMPARATIVE STOCK PERFORMANCE

The Securities and Exchange Commission requires that we include in this Annual Report on Form 10-K a line graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with a broad market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We have chosen to use the Nasdaq National Market (U.S. Companies) Index as its broad market index and the Nasdaq Insurance Stock Index as our peer group index. The table below compares the cumulative total return as of the end of each of our last five fiscal years on $100 invested as of December 31, 2001 in our common stock, the Nasdaq National Market Index and the Nasdaq Insurance Stock Index, assuming the reinvestment of all dividends:

Five Year Cumulative Total Shareholder Returns

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
RTW, Inc.	$100.00	$75.00	$287.50	$416.07	$414.29	$402.68
Nasdaq Stock Market (U.S.)	$100.00	$69.14	$103.37	$112.50	$114.89	$126.22
Nasdaq Insurance Stocks	$100.00	$100.79	$124.54	$151.21	$169.47	$191.62

ITEM 6.	SELECTED FINANCIAL DATA

The Consolidated Statements of Income data set forth below for each of the three years in the period ended December 31, 2006, and the Consolidated Balance Sheet data at December 31, 2006 and 2005 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Consolidated Statements of Income data set forth below for the two years in the period ended December 31, 2003, and the Consolidated Balance Sheet data at December 31, 2004, 2003 and 2002, are derived from audited Consolidated Financial Statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Total revenues	$53,872	$59,011	$58,687	$51,383	$67,023
Income from operations	5,222	10,079	8,072	6,635	10,325
Income before income taxes	5,222	10,079	8,072	6,587	10,162
Net income	3,288	5,998	9,941	6,999	14,319
Basic income per share	0.62	1.11	1.90	1.37	2.78
Diluted income per share	0.60	1.06	1.81	1.32	2.78
Total assets	218,439	228,471	220,507	202,168	223,834
Notes payable	—	—	—	—	1,250
Total shareholders’ equity	51,355	50,578	45,531	35,587	29,810

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RTW, INC.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

OVERVIEW

The Company — RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC) and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC); (ii) self-insured employers on a fee-for-service basis; (iii) state-sponsored assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) to agents and employers on a consulting basis, charging hourly fees through RTW and its Absentia® division. ACIC offers guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. BCIC began underwriting business in October 2005 and offers guaranteed-cost workers’ compensation insurance to selected employers in Minnesota and Colorado. Collectively, “we,” “our” and “us” refer to RTW, ACIC, BCIC and Absentia in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We developed two proprietary systems to manage disability: (i) ID15®, designed to quickly identify early those injured employees who are likely to become inappropriately dependent on disability system benefits; and (ii) RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. Our insurance subsidiaries are domiciled in Minnesota and operated primarily in Minnesota, Michigan and Colorado in 2006, 2005 and 2004. Absentia provided services for its customers in over 30 states in 2006.

On May 18, 2006, A.M. Best Co. (Best) upgraded the financial strength rating of ACIC to B++ (Good) from B+ (Good). Best also assigned an initial financial strength rating of B++ (Good) to BCIC. The outlook for both ratings is positive. The ratings reflect our improved capitalization and profitability over the last four years. ACIC increased its statutory capital and surplus to $46.6 million at December 31, 2006 from $43.6 million at December 31, 2005 and $38.5 million at December 31, 2004 as a result of profitability in 2006 and 2005. We believe that our “B++” rating from A.M. Best may create a barrier in certain circumstances for us as there are agents and employers that will only do business with insurers rated “A−” or better.

Additional information about RTW is available on our website at http://www.rtwi.com.

Significant Accounting Policies — Our significant accounting policies are summarized in Note 1 — “Summary of Significant Accounting Policies” included in the accompanying Notes to Consolidated Financial Statements. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) service revenue; (iii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and the related reinsurance recoverables; (iv) deferred policy acquisition costs; (v) income taxes and deferred income taxes; and (vi) investments.

Off-Balance Sheet Arrangements — We do not have any off-balance sheet arrangements.

Financial Summary — This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. This review should be read in conjunction with the Consolidated Financial Statements at December 31, 2006.

The following table provides an overview of our key operating results (000’s, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Gross premiums earned	$51,367	$59,872	$63,370
Premiums earned	42,606	49,420	53,682
Service revenue	5,941	4,398	633
Total revenues	53,872	59,011	58,687
Claim and claim settlement expenses	30,134	30,807	35,536
Income before income taxes	5,222	10,079	8,072
Net income	3,288	5,998	9,941
Diluted income per share	$0.60	$1.06	$1.81

We reported net income of $3.3 million in 2006 compared to net income of $6.0 million in 2005 and $9.9 million in 2004. We reported diluted income per share of $0.60 in 2006 compared to diluted income per share of $1.06 in 2005 and $1.81 in 2004. The primary factors affecting our 2006 operating results included the following:

•	Gross premiums earned decreased 14.2% to $51.4 million in 2006 from $59.9 million in 2005 primarily due to a decrease in average premiums in force to $50.9 million for 2006 from $57.9 million in 2005. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased 13.8% to $42.6 million in 2006 from $49.4 million in 2005. Premiums earned in 2006 reflect the decrease in gross premiums earned from 2005, offset by a slight decrease in premiums ceded as our cost of excess of loss reinsurance decreased slightly in 2006;

•	Service revenue from our Absentia division grew to $5.9 million in 2006 from $4.4 million in 2005;

•	Total revenues included $5.3 million of net investment income and no net realized investment gains in 2006 compared to $4.6 million of net investment income and $580,000 of net realized investment gains in 2005;

•	Claim and claim settlement expenses increased to 70.7% of premiums earned for 2006 from 62.3% for 2005. We realized favorable development of $1.8 million in 2006 compared to $5.5 million in 2005. Claim and claim settlement expenses decreased in 2006 due to the decrease in gross premiums earned in 2006 compared to 2005 but increased as a percent due to the reduced favorable development recorded in 2006. See further discussion under “Claim and Claim Settlement Expenses”; and

•	Income tax expense decreased to 37.0% of income before income taxes for 2006 from 40.5% for 2005. Income tax expense in 2005 includes adjustments for changes in estimates from prior periods that have affected the year-to-year comparison of income tax expense. See further discussion under “Income Taxes.”

We expect to grow 2007 premiums in force opportunistically as we expand to areas outside our traditional markets. We also anticipate that premium rates will decrease in 2007 as the markets in which we operate continue to become more competitive. We will focus on insurance profitability by: (i) writing new business in niches that are less sensitive to soft market pricing; (ii) aggressively managing and closing claims; (iii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iv) aggressively managing policy acquisition costs.

We expect to increase non-insurance revenue in 2007 as we continue to provide services to employers insured through the Minnesota Assigned Risk Plan and add new customers. General and administrative expenses will increase as we grow service revenue.

In the following pages, we take a look at the 2006, 2005 and 2004 operating results for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.

RESULTS OF OPERATIONS

Total revenues:  Our total revenues include premiums earned, net investment income, net realized investment gains (losses) and service revenue. The following table summarizes the components of our revenues and premiums in force (000’s):

	Year Ended December 31,
	2006	2005	2004

Gross premiums earned	$51,367	$59,872	$63,370
Premiums ceded	(8,761)	(10,452)	(9,688)

Premiums earned	42,606	49,420	53,682
Net investment income	5,325	4,613	3,667
Realized investment gains (losses):
Realized investment gains	—	584	708
Realized investment losses	—	(4)	(3)

Net realized investment gains	—	580	705
Service revenue	5,941	4,398	633

Total revenues	$53,872	$59,011	$58,687

	2006	2005	2004

Premiums in force by region at year-end:
Minnesota	$28,500	$32,300	$37,800
Colorado	7,100	8,300	10,600
Michigan	11,900	12,300	14,300

Total premiums in force	$47,500	$52,900	$62,700

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

Our premiums in force decreased to $47.5 million at December 31, 2006 from $52.9 million at December 31, 2005 and $62.7 million at December 31, 2004. Premiums in force in our Minnesota, Colorado and Michigan regions decreased $3.8 million, $1.2 million and $400,000, respectively, at the end of 2006 compared to the end of 2005. Average premiums in force decreased to $50.9 million in 2006 from $57.9 million in 2005 and $61.5 million in 2004. Premiums in force decreased in 2006 and 2005 as we focused on maintaining adequate pricing and declined business where we could not get a price that gave us an appropriate opportunity to earn a profit. We are in the midst of a soft insurance market cycle, characterized by increased competition and decreasing prices, in the markets in which we write premiums. We write to achieve an expected profit, no matter what our competitors do. In 2004, we were able to grow our business while gaining appropriate pricing on our policies written. Our average annual premium per policy decreased to $91,300 in 2006 from $95,500 in 2005 and $92,000 in 2004.

Our gross premiums earned decreased 14.2% to $51.4 million in 2006 from $59.9 million in 2005. This decrease resulted primarily from: (i) the decrease in average premiums in force and (ii) a slight decrease in final audit premiums.

Our gross premiums earned decreased 5.5% to $59.9 million in 2005 from $63.4 million in 2004. This increase resulted primarily from: (i) the decrease in average premiums in force offset by (ii) a slight increase in final audit premiums.

Premium rates on renewing policies decreased an average of 6.9% in 2006, compared to a decrease of 2.4% and an increase of 0.9% in 2005 and 2004, respectively. The 2006 and 2005 decreases reflect heightened price competition due to the soft insurance market cycle in the markets in which we write premiums.

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

Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We purchased reinsurance for 2006 in our states other than Minnesota from three reinsurers. The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

	Covers Losses Per Occurrence:
	In Excess of:	Limited to:

Minnesota:
2006 WCRA	$390,000	Statutory limit
Various reinsurers	$200,000	$390,000
2005 WCRA	$380,000	Statutory limit
Various reinsurers	$200,000	$380,000
2004 WCRA	$360,000	Statutory limit
Various reinsurers	$200,000	$360,000
Other States:
2006 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2005 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2004 Various reinsurers	$200,000	$20 million, excluding acts of terrorism

Premiums ceded to reinsurers decreased to $8.8 million in 2006 from $10.5 million in 2005. As a percent of gross premiums earned, premiums ceded decreased to 17.1% in 2006 from 17.5% in 2005. The decrease, as a percent of gross premiums earned, reflects a slight rate decrease for excess of loss reinsurance coverage in 2006 and a greater percentage of our premiums being earned in Minnesota, where we are charged lower reinsurance rates compared to our other states.

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

2007 Outlook:  The 2007 outlook for premiums in force, gross premiums earned and premiums ceded include the following factors:

•	We expect increased price competition in the markets in which we operate, which will exert downward pressure on premium pricing on new and renewal policies as national and regional carriers focus on writing and retaining workers’ compensation insurance. We expect to add new agency relationships in 2007 and terminate some that are not performing as expected. We expect growth in premiums in force in 2007 as we expand our underwriting niche, write multi-state policies and begin leveraging unused licenses;

•	Our 2007 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	We continue to limit our exposure to large losses by purchasing excess of loss reinsurance for losses in excess of $200,000 in all our regions in 2007. The cost of excess of loss reinsurance has decreased slightly or remained the same for all regions in 2007; however, because of a shift in premiums earned to higher reinsurance cost states, we expect premiums ceded under excess of loss policies to increase as a percent of gross premiums earned in 2007 when compared to the results attained for 2006.

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

At December 31, 2003, we were invested entirely in U.S. domiciled investment-grade taxable fixed maturity investments. We added U.S. domiciled investment-grade tax-exempt fixed maturity investments in 2004 to take advantage of the tax benefits of those securities and interest rate spreads. We held cash and cash equivalents totaling $13.9 million and $21.9 million at December 31, 2006 and 2005, respectively. In order to reduce the near term interest rate risk on the portfolio, we built our cash position throughout 2003 and 2004 by holding cash received on mortgage-backed security prepayments and through sales of securities expecting interest rates would rise in 2005. During 2005 and continuing through 2006, we began to invest a portion of our cash and cash equivalents into longer maturing, fixed-rate securities. We intend to hold our available-for-sale investments to maturity.

Net investment income increased to $5.3 million in 2006 from $4.6 million in 2005 and $3.7 million in 2004. In late 2004, yields on short maturity instruments began to improve. This improvement continued throughout 2005 and resulted in a relatively “flat” yield curve. The yield curve change benefited our yields on cash and cash equivalents. Later in the year, we further enhanced our net investment income realized on cash and cash equivalents by structuring a cash ladder to improve yields without taking undue risk. Total invested assets (investments, cash and cash equivalents) decreased to $125.0 million at December 31, 2006 from $129.2 million at December 31, 2005, principally due to shares repurchased under our repurchase program in 2006. Our book investment yield, excluding cash and cash equivalents, increased to 4.1% at December 31, 2006 from 3.9% at December 31, 2005 and 4.0% at December 31, 2004. As maturities occurred and pay-downs on mortgage-backed securities occurred, we decreased our average maturity and duration to minimize interest rate risk. The investment yields realized in future periods will be affected by yields attained on new investments.

In 2005 and 2004, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized net investment gains totaling $580,000 and $705,000, respectively. No net investment gains or losses were realized in 2006.

2007 Outlook:  We expect that income from our investment portfolio for 2007 will be affected by the following:

•	We expect intermediate to long-term interest rates to vary only slightly in 2007. The timing of any such rate changes is unknown at this time;

•	We expect that short-term interest rates on cash and cash equivalents will decrease slightly in 2007 as the Federal Reserve Board decreases its rates;

•	Our investment in tax-exempt municipal bonds will reduce net investment income and favorably affect net income as investment yields will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	Cash flows for 2007 are expected to be affected by decreases in cash flows resulting from claim payments on claims from 2006 and prior years, offset by cash flows from our premiums and service revenue;

•	Recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we reposition our portfolio to further manage our portfolio returns. We do not anticipate selling any securities in 2007; and

•	New and re-negotiated reinsurance treaties may affect our future cash flow and future net investment income.

Service Revenue:  Service revenue includes revenue for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third-party insurers; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Our customers include the Minnesota Workers’ Compensation Assigned Risk Plan (ARP), self-insured employers, other insurance companies, insurance agents and local governmental units. Service revenue grew to $5.9 million in 2006 from $4.4 million in 2005 and $633,000 in 2004. Annualized service revenue was $5.5 million at December 31, 2006. Annualized service revenue represents the estimated total value of service contracts that are in place at any point in time.

2007 Outlook:  Service revenue will increase in 2007 due to the following:

•	In March 2004, we were awarded a three-year contract to service 25% of the ARP. On January 4, 2007, this contract was extended for one year. We are paid a fee based on a percent of the premium we service and began servicing new ARP business on July 1, 2004 and renewal ARP business on September 1, 2004. During 2005, we continued to ramp up our servicing of this contract, achieving a full “25%” share in September 2005. The total annual premium in the ARP at December 31, 2006 is approximately $63.1 million, which decreased from $85.1 million at December 31, 2005. We expect the total annual premium in the ARP to continue to decrease during 2007, which will exert downward pressure on our service revenue; and

•	We continue to market our services aggressively inside and outside the regions in which we currently operate. We expect service revenue will increase as new customers become aware of and purchase these services. The ultimate effect on service revenue is unknown at this time.

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

The number of estimated ultimate claims by accident year decreased to approximately 8,300 in 2006 from 9,500 in 2005 and 11,800 in 2004, correlating directly to the decrease in gross earned premiums. The gross and net average estimated cost per claim (which includes both claim and claim settlement expenses) totaled approximately $5,100 and $4,400 in 2006 compared to $5,200 and $4,400 in 2005 and $5,100 and $4,200 in 2004, respectively. The relative consistency in gross and net average estimated cost per claim for 2006, 2005 and 2004 is primarily the result of increases in claim severity, offset by our improved ability to manage cases and claims. The trend of increasing severity is attributable to a combination of factors that include increasing medical and indemnity costs (reimbursements to injured workers for lost wages) per claim and a decline in the number of claims being reported over the last several years. The declining frequency of claims contributes to the increasing severity trend because the frequency decline has been concentrated in less expensive claims (claims involving less time-off from work and less severe injuries).

At December 31, 2006, the number of claims reported but unpaid (open claims) and the approximate average gross and net reserves on the claims occurring in the following accident years were:

		Average Gross	Average Net
	Open Claims	Reserve	Reserve

2006	918	$28,600	$21,900
2005	200	$99,000	$71,900
2004	103	$163,500	$84,600

The average gross and net reserves per claim are less in 2006 than in 2005 and 2004 as the open claims include newly reported claims from the last half of 2006, including many with much lower severity that have not had time to close, as well as new claims that are incurred but not yet reported. The remaining open claims from 2005 and 2004 are primarily claims with significant injury characteristics resulting in the increase in outstanding average gross and net reserves per claim.

2006 Compared to 2005:  Claim and claim settlement expenses decreased to $30.1 million in 2006 from $30.8 million in 2005. As a percent of premiums earned, claim and claim settlement expenses increased to 70.7% in 2006 from 62.3% in 2005. These changes are due to the following:

•	The decrease in gross premiums earned as discussed above under “Premiums In Force and Gross Premiums Earned;”

•	The 2006 results include a $1.8 million decrease in prior accident years’ reserves for unpaid claim and claim settlement expenses compared to the 2005 results, which include a $5.5 million decrease in prior accident years’ reserves. Our estimate for unpaid claim and claim settlement expenses decreased in 2006 due to the following: (i) our ability to manage and close claims has improved over our historical experience; and (ii) our estimate of the liability for unpaid claim and claim settlement expenses is volatile due to our relatively limited fifteen-year historical claim data and our small claim population;

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2006 as compared to accident year 2005 resulting from inflationary pressures; and

•	Claim costs, measured as a percentage of gross premiums earned, were adversely affected by the price declines experienced in 2006 versus 2005.

2005 Compared to 2004:  Claim and claim settlement expenses decreased to $30.8 million in 2005 from $35.5 million in 2004. As a percent of premiums earned, claim and claim settlement expenses decreased to 62.3% in 2005 from 66.2% in 2004. These changes are due to the following:

•	The decrease in gross premiums earned as discussed above under “Premiums In Force and Gross Premiums Earned;”

•	The 2005 results include a $5.5 million decrease in prior accident years’ reserves for unpaid claim and claim settlement expenses compared to the 2004 results, which include a $7.0 million decrease in prior accident years’ reserves. Our estimate for unpaid claim and claim settlement expenses decreased in 2005 due to the following: (i) our ability to manage and close claims has improved over our historical experience; (ii) the re-

underwriting of our book of business has resulted in claims with profiles different than experienced historically; and (iii) our estimate of the liability for unpaid claim and claim settlement expenses is volatile due to our relatively limited fourteen-year historical claim data and our small claim population;

•	Claim costs continued to reflect increasing medical and indemnity costs in accident year 2005 as compared to accident year 2004 resulting from inflationary pressures; and

•	Claim costs, measured as a percentage of gross premiums earned, were adversely affected by the price declines experienced in 2005 versus 2004.

2007 Outlook:  We expect that claim and claim settlement expenses will be affected by the following factors:

•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases (decreases) in premium rates will have a direct affect on gross premiums earned without a corresponding effect on claim and claim settlement expenses, ultimately affecting claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and changes in customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.

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

The following table summarizes policy acquisition costs (000’s):

	Year Ended December 31,
	2006	2005	2004

Commission expense	$3,355	$3,986	$4,489
Premium tax expense	942	1,153	1,147
Other policy acquisition costs	2,944	2,815	2,769

Direct policy acquisition costs	7,241	7,954	8,405
Ceding commission on excess of loss reinsurance	(2,081)	(2,498)	(2,360)

Total policy acquisition costs	$5,160	$5,456	$6,045

Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing policies. Ceding commissions received under excess of loss reinsurance policies totaled $2.1 million in 2006 compared to $2.5 million in 2005 and $2.4 million in 2004. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs were $7.2 million in 2006, $8.0 million in 2005 and $8.4 million in 2004. As a percent of gross premiums earned, direct policy acquisition costs were 14.1% in 2006 compared to 13.3% in 2005 and 13.3% in 2004. The changes in 2006, 2005 and 2004 reflect the following:

•	Gross premiums earned decreased in 2006 compared to 2005 resulting in a corresponding decrease in policy acquisition costs;

•	Commission expense decreased to 6.5% of gross premiums earned in 2006 from 6.7% in 2005 and 7.1% in 2004. The decreased commission rates are the result of the decrease in our new business, which we pay higher commissions on, in 2006 relative to 2005 and 2004. In all of our markets, we believe the commission rates we pay are marketplace competitive;

•	Premium tax expense paid to states was 1.8% of gross premiums earned in 2006, 1.9% of gross premiums earned in 2005 and 1.8% of gross premiums earned in 2004; and

•	Other policy acquisition costs consist of personnel and overhead costs, various state and regulatory assessments related to second injury funds and mandatory state pools, payroll audit vendor costs and the net effect of assigned risk plan activity in the states in which we operate. Other policy acquisition costs were affected by the following: (i) in 2006, we recorded a $325,000 increase in other policy acquisition costs reflecting a re-allocation of prior year mandatory reinsurance pool expenses, compared to a $169,000 increase recorded in 2005 and a $468,000 increase recorded in 2004; and (ii) a general change related to the increase or decrease in gross premiums earned. Excluding the mandatory pool re-allocation discussed above, other policy acquisition costs as a percentage of gross premiums earned were 5.1% in 2006, 4.4% in 2005 and 3.6% in 2004.

2007 Outlook:  We expect that policy acquisition costs in 2007 will be affected by the following:

•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies;

•	Premium tax accrual rates will remain relatively constant at approximately 2.0% in 2007; and

•	Other underwriting expenses will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.

General and Administrative Expenses:  Our general and administrative expenses include personnel costs, office rent, certain state administrative charges based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs. All costs associated with our service business are included in general and administrative expenses.

General and administrative expenses increased to $13.4 million in 2006 from $12.7 million in 2005 and $9.0 million in 2004. As a percent of total revenues, general and administrative expenses increased to 24.8% in 2006 from 21.5% in 2005 and 15.4% in 2004. Significant changes include:

•	Service revenue increased to $5.9 million in 2006 from $4.4 million in 2005 and $633,000 in 2004. We added staff and other general and administrative expenses to deliver the services associated with this revenue and we have continued to build the infrastructure necessary to support our service revenue growth;

•	No bonus expense was incurred in 2006 compared to $1.5 million in 2005 and $1.3 million in 2004;

•	Bad debt expense was $144,000 in 2006 compared to $450,000 in 2005 and a benefit of $108,000 in 2004. 2005 was adversely affected by customer bankruptcies in our Michigan region; and

•	Share-based compensation expense for 2006 was $388,000, due to adopting SFAS 123R, “Share-Based Payment,” a new accounting pronouncement requiring the expensing of stock-based compensation. There was no comparable charge recorded for 2005 or 2004.

2007 Outlook:  We expect that general and administrative expenses will be affected by the following:

•	Growth in our service revenue will require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future growth of our service revenue and to continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2007, if growth opportunities warrant opening a new office, we will evaluate the opportunity as presented; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.

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

In assessing our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2001, we established a $14.5 million valuation allowance (allowance) against deferred tax assets resulting in a corresponding increase in income tax expense. This allowance decreased by $7.9 million to $6.6 million at December 31, 2002 as a result of the income we earned in 2002 and federal tax refunds totaling $3.8 million resulting from a change in Federal tax law. This allowance was further decreased by $3.0 million in 2003 to $4.0 million as a result of the income we earned in 2003 and our analysis of projected taxable income. We eliminated the deferred tax valuation allowance and recorded a $4.0 million benefit to income taxes in 2004. Income tax expense for 2006 and 2005 does not include a benefit from reducing the valuation allowance since it was fully utilized in prior years. We expect our deferred tax assets at December 31, 2006 to be realized as a result of future income and the reversal of existing taxable temporary differences.

After adjusting for the valuation allowance benefit recorded in 2004, income tax expense was $1.9 million for 2006 compared to $4.1 million for 2005 and $2.2 million for 2004. As a percent of income before income taxes, the income tax expense before any benefit from reducing the allowance was 37.0% of the income before income taxes in 2006 compared to 40.5% in 2005 and 26.9% in 2004. The income tax expense percentages for 2006, 2005 and 2004 have been affected by: (i) our income from operations; (ii) changes in taxable net income from our insurance subsidiaries (ACIC and BCIC) which are generally subject to only federal income taxes; (iii) increases in net income from our service business which is subject to both federal and state income taxes; (iv) the amount of municipal bond income that we have earned; and (v) non-deductibility of certain share-based compensation expense.

2007 Outlook:  Income tax expense will vary based on: (i) our results of operations; (ii) growth in our service business; (iii) the amount of tax-exempt income we earn; and (iv) the amount of non-deductible share-based compensation expense we incur. The ultimate change is unknown at this time.

INVESTMENTS

Our portfolio of fixed maturity securities at December 31, 2006 included U.S. government securities (53.6%), mortgage-backed securities (21.7%), municipal securities (16.3%), commercial paper (6.7%) and asset-backed securities (1.8%). Our portfolio is managed by an independent investment manager to maximize our after-tax net investment income without taking inappropriate credit risk. In 2005 and 2004, we sold certain securities within the portfolio to take advantage of favorable interest rates and realized net investment gains totaling $580,000 and $705,000, respectively. No securities were sold in 2006. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All securities in our portfolio were rated AAA, AA or A1+ at December 31, 2006. We do not invest in derivative securities.

Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums, as well as service revenue collected and other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio increased $3.8 million to $111.1 million at December 31, 2006 from $107.3 million at December 31, 2005. During 2005 and 2006, we began to invest a portion of our cash and cash equivalents into longer-maturing, fixed-rate securities to take advantage of rising interest rates. Cash and cash equivalents were $13.9 million at December 31, 2006 compared to $21.9 million at December 31, 2005.

We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and thus carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. At December 31, 2006, we had a $1.7 million net unrealized loss on investments compared to a $1.8 million net unrealized loss at December 31, 2005.

REINSURANCE RECOVERABLES

We purchase reinsurance to protect our insurance results from potential losses in excess of the level we are willing to accept. We share the risks and benefits of the insurance we underwrite with reinsurers through reinsurance agreements. Our primary reinsurance is excess of loss coverage that limits our per-occurrence exposure.

Under an excess of loss reinsurance policy, we pay a reinsurer a negotiated percentage of gross premiums earned. In return, the reinsurer assumes all risks relating to losses over a specific dollar amount on a per occurrence basis. We are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). In states other than Minnesota, we purchase excess of loss coverage through private reinsurers.

We review our reinsurance program annually and consider the following factors in structuring our program each year: (i) individual state requirements, including mandatory reinsurance pools; (ii) our tolerance for adverse volatility in our results; (iii) our tolerance for catastrophic losses, which affects our limits of reinsurance that we purchase; and (iv) the relative cost of the reinsurance coverage to our expected cost of claims. We have maintained the same lower limit attachment point of $200,000 since 2003. Our ability to retain and maintain reinsurance coverage outside of Minnesota is dependent upon reinsurance market conditions.

We regularly monitor and review the financial condition and stability of our reinsurers. This review includes a ratings analysis for each reinsurer participating in an existing reinsurance contract or from whom we have a recoverable. We do not require collateral from reinsurers authorized to do business in Minnesota. Max Re Ltd. is the only non-authorized reinsurer. The following details our reinsurance recoverables at December 31, 2006 (in 000’s) and the current A.M. Best rating assigned to each as of March 3, 2007:

		Reinsurance recoverable on:
	A.M. Best	Unpaid claim and claim	Paid claim and claim
Reinsurer	Rating	settlement expenses(5)	settlement expenses

Aspen Insurance UK Ltd	A	$1,404	$—
Continental Casualty Company	A	294	—
Everest Reinsurance Company	A+	885	15
General Reinsurance Corporation(1)	A++	26,471	239
Max Re Ltd(1)(2)	A-	3,857	—
Minnesota WCRA(1)(3)	Not rated	23,062	333
Munich Re America Corporation	A	2,653	—
Platinum Underwriters Reinsurance, Inc.	A	885	15
SCOR Reinsurance Company	B++	294	—
Swiss Reinsurance America(1)(4)	A+	16,775	165
Transatlantic Reinsurance Company	A+	588	—

Total		$77,168	$767

(1)	Current reinsurer for 2007

(2)	Max Re, Ltd, a Bermuda-based reinsurer, collateralized unpaid amounts ceded to it with a $3.9 million irrevocable letter of credit that we can draw upon if necessary.

(3)	The Minnesota WCRA is a mandatory reinsurer for business underwritten in Minnesota. It is not rated by A.M. Best. The WCRA has the ability to assess members for cash shortfalls.

(4)	Swiss Re (parent of Swiss Reinsurance America, A.M. Best rating A+) acquired GE Reinsurance in June 2006.

(5)	Reinsurance recoverable on unpaid claim and claim settlement expenses can be very long-term in nature, extending for decades.

Based on our review and analysis at December 31, 2006, we believe our reinsurance balances are collectible and expect our reinsurers to honor their obligations. Further, we are not aware of any developments with respect to these reinsurers that would result in uncollectible reinsurance balances. In the event that these reinsurers are unable to honor their obligations to us due to insolvency or otherwise, we will be required to pay these obligations ourselves and the result could have a material adverse effect on our future results of operations and financial condition.

We pay or accrue reinsurance premiums in the current year, reducing our current year revenue. We also cede the losses associated with these reinsurance agreements during the current year, reducing our claim and claim settlement expenses. We also receive ceding commissions, which reduce policy acquisition costs. Recoveries of claim payments associated with these treaties occur in future periods over the life of the underlying claim. Changes to the estimated recoverables, based on new information, are recorded when they become known. These changes do not affect our earnings since they involve a change in our gross estimated reserves offset by a corresponding change in our ceded reserves or recoverables. The following table summarizes the effect of our reinsurance activities on our Consolidated Statements of Income and our Consolidated Statements of Cash Flows (000’s):

	2006	2005	2004

Consolidated Statement of Income:
Ceded premiums	$(8,761)	$(10,452)	$(9,688)
Ceded losses	(1,187)	9,898	13,373
Ceding commissions	2,081	2,498	2,360

Reinsurance effect on income before income taxes	(7,867)	1,944	6,045
Income taxes expense (benefit) at statutory rate	(2,675)	661	2,055

Net income effect of reinsurance transactions	$(5,192)	$1,283	$3,990

Consolidated Statement of Cash Flows:
Net income effect of reinsurance transactions	$(5,192)	$1,283	$3,990
Change in reinsurance recoverables	6,134	(4,946)	(6,803)

Operating cash flow effect of reinsurance transactions	$942	$(3,663)	$(2,813)

UNPAID CLAIM AND CLAIM SETTLEMENT EXPENSES

Unpaid claim and claim settlement expenses relate solely to our insurance operations. Our Absentia division and service business do not bear claim risk for its customers and carry no unpaid claim and claim settlement expenses.

At December 31, 2006, net reserves totaled $75.2 million and included the liability for unpaid claim and claim settlement expenses of $152.3 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $77.1 million. The net reserve at December 31, 2005 totaled $76.8 million and included the liability for unpaid claim and claim settlement expenses totaling $160.1 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $83.3 million.

Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves at December 31, 2006 represent the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred in 2006 and prior years. These reserves reflect our estimates of the total costs of claims that were reported to us, but not yet paid, and the cost of claims that had occurred but had not yet been reported to us. For reported claims, we establish case reserves. For workers’

compensation coverage, case reserves alone are an insufficient measure of the ultimate cost due in part to the nature of the settlement process, the potential for protracted litigation, the ongoing effect of inflation over the long period which medical care will be provided, the potential for workers’ compensation claims to close and subsequently reopen and the incompleteness of facts available at the time the case reserve is established. We establish additional incurred but not reported (“IBNR”) reserves by first projecting ultimate claim and claim settlement expenses for all claims as determined by using recognized standard loss development methods and techniques. The difference between our projected ultimate cost of claim and claim settlement expenses, reduced by payments, and case-basis reserves is IBNR. IBNR reserves reflect our estimated cost of claims that have not been reported to us and our estimate of the cost of claims that have been reported to us but where the remaining case reserves may be insufficient to cover the remaining cost of the claim and related claim settlement expenses.

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

The level of reserves we maintain represents our best estimate, as of a particular point in time, of the ultimate cost of settlement and administration of claims based on our assessment of facts and circumstances known at that time. Workers’ compensation claims can remain open for many years. Claims that are open and claims that re-open will continue to evolve and change based on new information. It can be decades before all claims related to an accident year are reported and settled. Industry experience in the more recent accident years of long-tailed casualty lines, including workers’ compensation, shows limited statistical credibility because a relatively low proportion of ultimate claim and claim settlement expenses will be known and an even smaller portion will have been paid.

Reserves are not an exact calculation of liability, but instead are complex estimates that we derive from historical data and our expectations about future events, both internal and external, many of which are highly uncertain. There are two significant assumptions in determining our loss reserves. First, we assume that ultimate losses are determinable by extrapolating claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. This assumption implies that historical claim reporting, handling and settlement patterns may predict future activity and can be used to forecast ultimate liabilities on unpaid and unreported claims. Since the many factors that influence claim activity can change over time and are often difficult to isolate or quantify, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. Our objectives in developing estimates of ultimate losses are to identify aberrations and systemic changes occurring within historical experience and to adjust for them so that the future can be projected reliably.

Our second significant assumption assumes that ultimate loss ratios (ultimate losses divided by earned premiums) in the current and more recent accident years can be projected from ultimate loss ratios of prior years after adjusting for factors including trends and pricing changes, to the extent that those factors can be quantified. This assumption implies consistency in the loss ratio, after adjusting for inflationary factors and other trends that may be affecting losses or premiums. We use various diagnostic tools and maintain close communication among our actuarial, claims and underwriting departments to continually monitor and assess the validity of these assumptions.

Both internal and independent external actuaries review our reserves for adequacy. These actuaries estimate and evaluate unpaid claim and claim settlement expenses using recognized standard loss development methods and techniques. We conduct internal reserve studies each year at May 31st, August 31st and November 30th. The November 30th study forms the basis for our year-end analysis. We engage external actuaries to complete their study at year-end. The external study is completed for statutory compliance and to provide management with a second independent actuarial determination of gross and net reserves. Both internal and external actuaries estimate reserves based on a ground-up approach. Case reserve, payment and claim count data is classified into segments (reserve cells), primarily based on accident year (currently 15), region (up to 5) and type of liability (medical, indemnity and settlement expenses) and analyzed over time. These aggregations are called loss triangles and are the primary basis for the projected ultimate cost of claim and claim settlement expenses. Reserve cells are reviewed using one or more of the following actuarial methods:

•	Incurred Loss Development Method. The incurred loss development method is based on the assumption that the relative change in a given year’s reported loss estimates from one evaluation point to the next is similar to the relative change in prior years’ reported loss estimates at similar evaluation points. This method evaluates actual historical loss data. Successive years can be arranged to form a triangle of data. Report-to-report (RTR) development factors are calculated to measure the change in cumulative reported costs from one evaluation point to the next. These historical RTR factors and comparable industry benchmark factors form the basis for selecting the RTR factors used in projecting the current valuation of losses to an ultimate basis. In addition, a tail factor is selected to account for loss development beyond the observed experience. The tail factor is based on trends shown in the data and consideration of external benchmarks. The incurred loss development method’s implicit assumption is that the relative adequacy of case reserves has been consistent over time, and that there have been no material changes in the rate at which claims have been reported;

•	Paid Loss Development Method. The paid loss development method is similar to the incurred loss development method, but excludes case reserves in the analysis. While this method has the disadvantage of not recognizing information provided by current case reserves, it has the advantage of avoiding potential distortions in the data due to changes in case reserving methodology. This method’s implicit assumption is that the rate of payment of claims has been relatively consistent over time;

•	Average Claim Cost Method. The average claim cost (or frequency/severity) method calculates ultimate losses by separately projecting ultimate claim frequency (claims per exposure) and ultimate claim severity (cost per claim) for each accident period. Typically, the incurred and paid loss development methods are used to project ultimate frequency and severity based on historical data and ultimate losses are calculated as the product of the two. The average claim cost method is intended to avoid distortions that may exist with the other methods for the most recent years as the result of changes in case reserve levels, settlement rates or other factors for prior years. In addition, this method may provide insight into the drivers of the loss experience;

•	Average Hindsight Outstanding Method. The average hindsight outstanding method estimates of ultimate losses for more mature accident years are used to estimate what the average cost per outstanding and IBNR claim would have been at various maturities, if the ultimate cost had been known. The average hindsight outstanding method is an iterative process.

•	Loss Ratio Method. The loss ratio method assumes a loss ratio is appropriate for a particular accident year, and multiplies this selected loss ratio by the earned premiums for that accident year in order to obtain an estimate of ultimate losses. The loss ratio selected for any accident year is based upon older accident years, which are adjusted to conditions for the current accident year.

Our internal and external actuaries give different consideration to the results of these methods based on the accident year being reviewed and the type of data. For more mature or older accident years, our actuaries generally use a combination of the incurred development, paid development and average claim cost methods. For less mature or more recent accident years, excluding the current accident year, the incurred development method is relied upon more heavily, the paid development method is relied upon less heavily (because of the high leverage due to the magnitude of the development factors) with some consideration given to the average claim cost method and average hindsight outstanding. For the current accident year, our actuaries rely more on the incurred development method, the average hindsight outstanding method and the average claim cost method, as the paid development method is extremely leveraged at that point and is given very little weight. In addition for the current accident year, the resulting loss ratio is compared with the loss ratios for the more recent years (adjusted for trend, benefits and rate changes to current accident year conditions) for reasonableness, as these loss ratios factor into the actuary’s selections. The loss ratio method is relied upon more for the current accident year for the May and the August studies and is less important for the November study as the estimates from the other methods become more reliable as the current accident year matures. In general, methods other than the loss ratio method are relied upon more for reserve cells that have greater history and greater amounts of data. In general, loss development factors are much larger for indemnity costs and settlement expenses than medical costs. Our actuaries will take into consideration the inherent leverage of larger development factors in forming their judgments concerning ultimate claim and claim settlement expense values.

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

Expected ultimate claim and claim settlement expenses are judgmentally determined by reserve cell based upon reviewing the selected loss emergence pattern. If the selected emergence pattern is not accurate, then the indicated ultimate claim and claim settlement expenses will not be correct. The expected loss emergence patterns are critical judgments and are updated with each reserve study. Once the year-end IBNR reserves are determined, our actuary calculates the expected case loss emergence and the expected claim payment activity for the upcoming calendar year. This calculation does not involve new judgments and uses the prior year-end expected loss emergence patterns. The expected losses are then allocated into interim estimates that are compared to actual reported claim and claim settlement case reserves and payments in the subsequent year. This comparison provides a test of the adequacy of prior year-end IBNR reserves and forms the basis for recognizing any reserve development during the course of the year.

The reserve analyses performed by the internal and external actuaries result in point estimates. We use these point estimates and other internal and external factors in determining carried reserves. These factors include, but are not limited to the historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and incurred loss patterns, the consistency of claims handling processes, the consistency of claim reserving practices, changes in our pricing and underwriting and overall pricing and underwriting trends in our markets. There is no standard checklist or formula that is or can be applied to each situation. We recorded net reserves approximately 3%, 7% and 8% in excess of the external actuary’s statutory point estimates, adjusted to GAAP, at December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 we established net reserves in excess of the external actuary’s point estimate due to: (i) the significant adverse development experienced during 2000 and 2001; (ii) the significant volatility experienced in our reserves during the last 5 and 10 year periods; and (iii) the overall net deficiency shown in our reserves over a 10 year period offset by net redundancy achieved during the last 5 years. At December 31, 2005 we established net reserves in excess of the external actuary’s point estimate due to: (i) the significant adverse development experienced during 1998, 2000 and 2001; (ii) the significant volatility experienced in our reserves during the last 5 and 10 year periods; and (iii) the overall net deficiency shown in our reserves over a 10 year period. At December 31, 2004 we established net reserves in excess of the external actuary’s point estimate due to: (i) the significant adverse development experienced during 1998, 2000 and 2001; (ii) the significant volatility experienced in our reserves during the last 5 and 10 year periods; and (iii) the overall net deficiency shown in our reserves over a 10 year period. Our reserve patterns are showing greater stability, the amount of our history is increasing and the amount of data available is increasing. At December 31, 2006, we placed greater reliance on the external actuary’s point estimate of our overall net reserve liability. If the reserve patterns continue their trend of stabilizing, and no other significant internal or external factors emerge in the near future, we expect to place greater reliance on the actuarial point estimates in determining our net reserves. As a result, we would expect net reserves to continue to trend towards the actuarial point estimates in the near future. Though not anticipated at present, significant factors that could influence this trend include, but are not limited to: a significant change in the composition of our business, significant changes in the geographic distribution of our business; significant legislation affecting workers compensation coverage; or significant changes in claim emergence patterns. See the discussion concerning volatility later in this section.

Our reserves are primarily undiscounted; however, we discounted reserves for selected claims that have fixed and determinable future payments at 4% in 2006, 2005 and 2004. The discount rates are subject to change as market interest rates change. We also reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

After taking into account all relevant factors, we believe our reserves for unpaid claim and claim settlement expenses and reinsurance recoverables on unpaid claim and claim settlement expenses at December 31, 2006 are adequate to cover the ultimate net costs of claim and claim settlement expenses at that date. The ultimate cost of claim and claim settlement expenses may differ materially from the established reserves, particularly when claims may not be settled for many years. Establishing appropriate reserves is an inherently uncertain process and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. See Notes 1 and 5 in the accompanying Consolidated Financial Statements. The following two tables reconcile the beginning and ending insurance reserves, displayed individually for each of the last three years.

The following table sets forth reserves on a gross (before reinsurance) basis (000’s):

	Year Ended December 31,
	2006	2005	2004

Gross Reserves for Claim and Claim Settlement Expenses:
Gross reserves for claim and claim settlement expenses, beginning of year	$160,141	$156,123	$150,044
Provision increases (decreases) for claim and claim settlement expenses:
Current year	38,437	43,936	53,563
Prior years	(9,490)	(3,231)	(4,654)

Total provision	28,947	40,705	48,909
Payments for claim and claim settlement expenses:
Current year	12,188	11,748	12,666
Prior years	24,573	24,939	30,164

Total payments	36,761	36,687	42,830

Gross reserves for claim and claim settlement expenses, end of year	$152,327	$160,141	$156,123

The following table sets forth reserves on a net (after reinsurance) basis (000’s):

	Year Ended December 31,
	2006	2005	2004

Net Reserves for Claim and Claim Settlement Expenses:
Net reserves for claim and claim settlement expenses, beginning of year	$76,823	$78,401	$78,578
Plus: Deferred retroactive reinsurance gain, beginning of year	49	49	49
Provision increases (decreases) for claim and claim settlement expenses:
Current year	31,933	36,264	42,583
Prior years	(1,799)	(5,457)	(7,047)

Total provision	30,134	30,807	35,536
Payments for claim and claim settlement expenses:
Current year	11,847	11,748	12,666
Prior years	19,951	20,637	23,047

Total payments	31,798	32,385	35,713
Less: Deferred retroactive reinsurance gain, end of year	(49)	(49)	(49)

Net reserves for claim and claim settlement expenses, end of year	$75,159	$76,823	$78,401

The following gross loss reserve development table sets forth the change, over time, of gross reserves established for claim and claim settlement expenses at the end of the last ten years. The table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31, (000’s)
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$152,327	$160,141	$156,123	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256
Paid (cumulative) as of:
One year later		$24,537	$24,937	$30,164	$41,072	$46,043	$49,241	$45,933	$37,062	$28,315	$20,529
Two years later			40,175	43,436	61,363	17,086	74,681	67,442	56,031	42,889	29,841
Three years later				53,793	71,132	86,710	90,484	78,244	65,664	50,558	35,370
Four years later					79,517	93,348	98,689	85,754	70,631	54,835	38,880
Five years later						100,138	103,391	89,956	73,979	57,261	41,029
Six years later							108,649	93,045	76,311	59,012	41,980
Seven years later								96,319	78,476	60,352	42,728
Eight years later									80,541	61,637	43,511
Nine years later										63,079	44,208
Ten years later											45,086
Reserves re-estimated as of:
End of year	$152,327	$160,141	$156,123	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256
One year later		150,651	152,892	145,389	159,415	183,923	160,065	118,205	85,384	72,443	44,862
Two years later			146,434	147,117	160,147	166,738	168,222	130,120	95,696	64,499	48,233
Three years later				143,210	163,724	168,892	157,251	137,002	101,893	73,031	44,587
Four years later					161,044	174,451	161,905	129,819	107,522	75,554	50,552
Five years later						173,012	168,190	132,813	103,064	79,398	52,063
Six years later							167,604	138,782	105,705	76,610	54,327
Seven years later								139,732	110,136	77,921	53,047
Eight years later									111,644	80,855	54,250
Nine years later										82,589	55,491
Ten years later											56,558
Initial reserves in excess of (less than) re-estimated reserves
Amount		$9,490	$9,689	$6,834	$20,218	$8,298	$(38,763)	$(39,901)	$(14,375)	$(21,520)	$(7,302)
Percent		5.9%	6.2%	4.6%	11.2%	4.6%	(30.1)%	(40.0)%	(14.8)%	(35.2)%	(14.8)%

The table above represents the development of balance sheet gross reserves for 1996 through 2006. The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded gross reserves, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

The “initial reserves in excess of (less than) re-estimated reserves” (Amount and Percent rows) represent the aggregate change in the estimates over all prior years. For example, the 1999 reserve developed a $39.9 million net deficiency over the course of the succeeding years.

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

The following net loss reserve development table sets forth the change, over time, of net reserves established for claim and claim settlement expenses at the end of the last ten years. The table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both current and prior years (000’s):

	December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996

Loss Reserve Development:
Gross reserves for unpaid claim and claim settlement expenses	$152,237	$160,141	$156,123	$150,044	$181,262	$181,310	$128,841	$99,831	$97,269	$61,069	$49,256
Reinsurance recoverables	77,168	83,318	77,722	71,466	91,822	90,115	61,845	41,179	21,403	5,374	6,183

Net reserves for unpaid claim and claim settlement expenses	$75,159	$76,823	$78,401	$78,578	$89,440	$91,195	$66,996	$58,652	$75,866	$55,695	$43,073

Paid (cumulative) as of:
One year later		$19,951	$20,637	$23,047	$27,357	$30,285	$32,028	$35,932	$34,380	$27,737	$19,439
Two years later			31,253	32,068	40,956	43,825	43,823	48,069	49,958	42,046	28,173
Three years later				38,067	46,673	50,871	49,531	54,360	56,376	49,671	33,438
Four years later					50,913	54,078	53,130	58,113	60,453	53,814	36,904
Five years later						56,807	55,342	60,690	63,278	56,140	38,919
Six years later							57,369	62,465	65,347	57,903	39,770
Seven years later								64,175	66,674	59,219	40,530
Eight years later									68,347	60,442	41,289
Nine years later										61,475	41,924
Ten years later											42,393
Reserves re-estimated as of:
End of year	$75,159	$76,823	$78,401	$78,578	$89,440	$91,195	$66,996	$58,652	$75,866	$55,695	$43,073
One year later		75,024	72,944	71,531	82,742	82,839	74,727	74,181	67,753	66,674	39,988
Two years later			71,947	69,831	78,482	76,545	71,202	76,502	77,205	61,075	43,484
Three years later				70,049	78,037	77,055	71,911	75,321	78,391	68,065	41,451
Four years later					78,474	78,054	71,177	77,443	78,772	69,474	45,959
Five years later						78,735	73,660	75,588	80,522	69,595	47,147
Six years later							74,652	79,204	78,878	69,926	47,126
Seven years later								80,482	82,676	69,095	46,969
Eight years later									83,879	71,540	47,039
Nine years later										74,098	48,288
Ten years later											48,977
Initial reserves in excess of (less than) re-estimated reserves
Amount		$1,799	$6,454	$8,529	$10,966	$12,460	$(7,656)	$(21,830)	$(8,013)	$(18,403)	$(5,904)
Percent		2.3%	8.2%	10.9%	12.3%	13.7%	(11.4)%	(37.2)%	(10.6)%	(33.0)%	(13.7)%

The table above represents the development of balance sheet net reserves for 1996 through 2006. The top three rows of the table reconcile gross reserves to net reserves for unpaid claim and claim settlement expenses recorded at the balance sheet date for each of the indicated years.

The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year.

The lower portion of the table shows the re-estimated amount of the previously recorded net reserves, based on experience as of the end of each succeeding year. The estimate is either increased or decreased as more information becomes known about the frequency and severity of claims for individual years. For example, for the 2000 calendar year valued as of December 31, 2006, we paid $57.4 million of the currently estimated $74.7 million of claim and claim settlement expenses that were incurred through the end of 2000. Thus, the difference, an estimated $18.3 million of claim and claim settlement expenses incurred through 2000, remained unpaid as of December 31, 2006.

The “initial reserves in excess of (less than) re-estimated reserves” (Amount and Percent rows) represent the aggregate change in the estimates over all prior years. For example, the 2000 reserve developed a $7.7 million net deficiency over the course of the succeeding years. The net amount has been included in income and the changes have been recorded in the period identified. The cumulative net deficiencies in 2000 and 1999 are the result of reserve development inherent in the uncertainty in establishing reserves and anticipated loss trends. As discussed above, due to our relatively limited historical claim data and small claim population, our estimate of the liability for net reserves is difficult and volatile. As discussed further below, the reserve redundancy in 2001 is the result of accrual reversals resulting from changes in methods of assessing second injury funds, lower frequency in claims reported from the estimate at December 31, 2001, and reductions in amounts expected to be incurred for our participation in mandatory state and national assigned risk pools.

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

The following table is derived from the net loss reserve development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the same ten-year period ended December 31, 2006. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column represent the cumulative reserve re-estimate (increase) decrease for the indicated accident year (000’s):

											Cumulative
											Re-estimates
											for each
	Effect of Reserve Re-estimates on Calendar Year Operations:										Accident
	2006	2005	2004	2003	2002	2001	2000	1999	1998	Pre-1998	Year

Accident Year:
1992	$10	$(21)	$25	$(30)	$2	$(6)	$(19)	$38	$(15)	$(147)	$(163)
1993	(64)	12	(98)	14	261	(706)	(160)	7	(96)	699	(131)
1994	(369)	3	(174)	(77)	178	(633)	(459)	(68)	(574)	4,356	2,183
1995	(38)	(217)	(138)	139	(261)	31	(1,227)	430	(642)	6,552	4,629
1996	(228)	(1,026)	315	111	(159)	126	(2,643)	1,626	(2,169)	803	(3,244)
1997	(1,869)	(1,196)	901	(488)	(142)	(221)	(2,482)	3,566	(7,483)		(9,414)
1998	1,355	(1,353)	813	(1,419)	(320)	283	(2,462)	2,514			(589)
1999	(75)	182	211	(372)	1,622	(1,195)	(6,077)				(5,704)
2000	286	1,133	(1,121)	1,413	2,344	(5,410)					(1,355)
2001	311	1,484	1,756	4,003	4,831						12,385
2002	244	1,444	1,770	3,404							6,862
2003	219	1,255	2,787								4,261
2004	1,215	3,757									4,972
2005	802										802

Total	$1,799	$5,457	$7,047	$6,698	$8,356	$(7,731)	$(15,529)	$8,113	$(10,979)	$12,263	$15,494

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

Our basic assumptions that: (i) ultimate losses are determinable by extrapolating claim emergence and settlement patterns observed in the past; and (ii) that ultimate loss ratios in the current and more recent accident years can be projected from ultimate loss ratios of prior years have not changed during the periods being reported. Our data inputs into the actuarial methods have consistently been incurred claim dollars, paid claim dollars and claim counts.

The actuarial methodologies used have been consistent during the periods reported. The volatility that we have incurred is a direct result of the data emergence patterns being different than what was actuarially expected. New actuarial judgments are made at each evaluation and reflect the changes in the data emergence patterns.

We believe that the historical unpaid claim and claim settlement expenses development recognized into income illustrates the potential variability of our estimate of net unpaid claim and claim settlement expenses. The “Effect of Reserve Re-estimates on Calendar Year Operations” table contains 95 entries for accident year re-estimates within the years shown: 49 of these are favorable adjustments and 46 are unfavorable. The 14 accident years (1992 to 2005) indicate that seven cumulatively have developed unfavorably at December 31, 2006 and seven have developed favorably. The magnitude of the calendar re-estimates have been as favorable as $8.4 million (calendar year 2002) and as unfavorable as $15.5 million (calendar year 2000). The “net loss reserve development” table also provides insight into the potential variability of our estimates for net unpaid claim and claim settlement expenses. On average, our beginning of the year net reserve estimate for 1996 to 2005 has developed unfavorably by

5.9%. The largest favorable development has been $12.5 million (calendar year 2001) and the greatest unfavorable change has been $21.8 million (calendar year 1999). In 2002, Minnesota changed the method of assessing companies for its Special Compensation Fund. This one-time law change benefited us $6.1 million in 2002 and has not been excluded from the results presented in these tables.

To illustrate the sensitivity of our net reserves to changes in loss development factors, our internal actuary estimated the effect of increases in the development factors used in the incurred loss development methodology, one of several different estimation methodologies used. We increased each year’s development factor by 15%. Historically, it is not unusual for these factors to change by 15% to 20%, in either direction. Assuming that our net reserves were based solely on the incurred loss development methodology and the preceding changes to the loss development factors, we estimate that our net unpaid claim and claim settlement expense reserve would increase by approximately $5.6 million at December 31, 2006 for all accident years combined. We believe that favorable or unfavorable reserve development of $5.6 million is reasonably likely. Workers’ compensation is a long-tailed line of insurance, in which the period from initial report of a claim to ultimate settlement of that claim may take many years or even decades to complete. During calendar year 2006, six accident years had total unfavorable development of $2.6 million while eight accident years had total favorable development of $4.4 million. In addition, calendar year 2006 had three accident years with either favorable or unfavorable development in excess of $1 million. Although we have experienced net favorable accident year development during each calendar year in our recent history (2002 to 2005), this will not always be the case. During the period 1998 to 2006, seven years had favorable or unfavorable reserve development that exceeded $5.6 million. Note that while we present this sensitivity analyses to comply with the rules of the Securities and Exchange Commission, it is not integral to our process of establishing net reserves. We have previously presented our discussion of qualitative factors that we considered in establishing our net reserves.

We previously indicated that we make two significant assumptions concerning reserves: (i) that ultimate losses are determinable by extrapolating claim emergence and settlement patterns observed in the past; and (ii) that ultimate loss ratios in the current and more recent accident years can be projected from ultimate loss ratios of priors years. These assumptions do not lend themselves to a granular sensitivity analysis as presented by others in this industry. Additionally, workers’ compensation insurance, being a long-tailed line of insurance business, is affected by previously enumerated factors, most of which are not subject to strict quantification. We do not believe that a more “sophisticated” sensitivity analysis would be cost beneficial or provide credible information to management or the reader.

Favorable (unfavorable) reserve development directly increases (decreases) pre-tax income from operations. Other than the change in income taxes currently payable, reserve development has minimal effect on current year liquidity and will affect liquidity only as claims are paid.

In addition to the factors described above, other factors may also affect claim and claim settlement expenses reserve development in future periods. These factors include: (i) governmental actions, including court decisions interpreting existing laws, regulations or policy provisions; (ii) adverse or favorable outcomes in pending claims litigation; (iii) the number and severity of claims; (iv) the effect of inflation on claims; and (v) the effect of residual market assessments. Although the actuaries do not make specific numerical assumptions about these factors, changes in these factors from past patterns will affect historical loss development factors and in turn, future loss reserve development. Significant positive changes in one or more factors will lead to positive future loss reserve development, which could result in the actual losses developing closer to, or even below, the lower end of the our estimated reserve variability. Significant negative changes in one or more factors will lead to negative loss reserve development, which could result in the actual loss developing closer to, or even above, the higher end of the our estimated reserve variability. Accordingly, due to these factors and the other factors enumerated throughout this Management’s Discussion and Analysis of Operations and Financial Condition and the inherent limitations of the loss reserving methodologies, the estimated and illustrated reserve variability may not necessarily be indicative of our future reserve variability, which could ultimately be greater than the estimated and illustrated variability. Accordingly, it is possible that our future reserve variability could ultimately be greater than the illustrated variability.

Reserve development recognized:  The reserve development for 2006, 2005 and 2004 has been affected by the following factors:

•	Effect of variability of results on estimation process. The frequency and severity of claims will vary by year. Actual emergence will vary by year. Adverse frequency, severity and emergence affect actuarial judgments more rapidly than a corresponding favorable event;

•	Procedural changes. We regularly review and adjust internal processes and procedures with the intent of becoming more effective and efficient in our claims adjudication. The effect of these changes will not be discernable in our data patterns for a minimum of two years, if not longer. Favorable and unfavorable claim results will be recognized in the short-run prior to the actuaries being comfortable in adjusting the long-term development patterns;

•	Office closure. During 2002, we stopped writing business in our Missouri and New England regions and closed our offices there. We are still responsible for managing and paying for all accidents related to policies that we underwrote while we operated there. We also experienced significant losses and adverse development in these markets during 2000 and 2001. Our claims management processes traditionally have relied upon being in close proximity to the claimant. The lack of proximity to the claimant and recent significant adverse development created significant uncertainty in how these claims would emerge. Actual claim emergence has been more favorable than anticipated; and

•	Re-underwriting our book of business. Beginning in 2000 and continuing today, we deliberately eliminated certain classes of business and industries from our book of business. Additionally, we re-emphasized to our customers that they must return workers to light-duty positions when approved by treating physicians and that failure to do so results in cancellation or non-renewal of their account. An employer’s failure to return workers to light-duty positions results in higher claim and claim settlement expenses for us. These shifts changed the nature and frequency of claims that occurred. The resulting data shift continues to emerge in our historical results.

We feel that it is impractical, if not impossible, to separate and quantify the effect of any of the above mentioned factors during any period. Additionally, workers’ compensation insurance, being a long-tailed line of insurance business, is affected by additional, previously enumerated factors, most of which are not subject to strict quantification. We do not believe that a more “sophisticated” analysis would be cost beneficial or provide credible information to management or the reader. Events, such as a significant law change that directly affects reserves, will be identified and quantified as they occur.

The 2006 results include a $1.8 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate of net unpaid indemnity and claim settlement expense decreased and our ceded losses under our 1998 to 2001 low retention reinsurance treaty moved favorably. Our estimate of net unpaid medical expenses moved adversely as we experienced significant adverse development in a small group of Minnesota medical claims from 1994 to 1997, where we had higher reinsurance retention levels. The data emergence patterns used in the Incurred Loss Development Method were adversely affected by this adverse claim development. More recent accident years, where we have lower retention limits were less affected by this and moved slightly favorably. The reserve changes recognized during 2006 were the result of claim emergence pattern changes occurring and recognized during 2006. These changes were reflected by our actuaries in their 2006 analysis.

The 2005 results include a $5.5 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate of net unpaid indemnity expense decreased significantly as a result of procedural changes introduced earlier and a changing nature of the book of business from our re-underwriting initiative. Our estimate of net unpaid medical expenses moved adversely as the anticipated benefits of changes did not emerge. Accident years 1996 to 1998 suffered adverse claim development which was further affected by an adverse movement in industry excess loss development patterns that we use to supplement our analysis. More recent accident years, where we have lower retention limits were unaffected by this and moved favorably. The reserve changes recognized during 2005 were the result of claim emergence pattern changes occurring and recognized during 2005. These changes were reflected by our actuaries in their 2005 analysis.

The 2004 results include a $7.0 million decrease in prior years’ reserves for unpaid claim and claim settlement expenses. More recent accident years (2001 to 2003) favorably developed as the result of procedural changes and re-underwriting emerged more rapidly than anticipated in the reserve estimation process. Indemnity results improved as we were more effective in adjudicating claims and returning injured workers to work sooner than anticipated. Our expected costs for residual market charges moved favorably as our exposure to states with residual market charges, which are adjusted each year, decreased. The reserve changes recognized during 2004 were the result of claim emergence pattern changes occurring and recognized during 2004. These changes were reflected by our actuaries in their 2004 analysis.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our operations. Capital resources represent those funds deployed or available to be deployed to support our business operations.

Our primary sources of cash from operations are collected premiums, collected service revenue, reimbursements under reinsurance contracts and investment income. Our primary cash requirements consist of payments for: (i) claim and claim settlement expenses; (ii) reinsurance; (iii) policy acquisition costs; (iv) general and administrative expenses; (v) capital expenditures; and (vi) income taxes. In addition, we may use cash to repurchase shares under our repurchase program from time to time. We generate cash from or use cash in our insurance operations based on timing differences between the receipt of premiums and the payment of claim and claim settlement expenses. Selected reinsurance retention levels also use cash as a result of “pre-funding” premiums under the policies or provide cash upon reimbursement of claim payments. We invest available cash in either short-term cash and cash equivalents or longer-term available-for-sale securities pending future payments for expenses such as medical and indemnity benefits and other operating expenses. Cash and cash equivalents consist of cash, a money market fund that invests primarily in short-term U.S. Government securities, commercial paper with maturities of three months or less and overnight repurchase agreements secured by U.S. Treasury or U.S. Government Agency securities.

Cash used in operating activities was $802,000 for 2006. This is primarily a result of net income of $3.3 million and a decrease of $6.1 million in amounts due from reinsurers offset by a decrease in unpaid claim and claim settlement expenses of $7.8 million and a decrease in accrued expenses and other liabilities of $2.1 million. Net cash used in investing activities was $4.3 million due primarily to $30.9 million in purchases of securities offset by $3.5 million in proceeds from principal paydowns of securities and $23.8 million in maturities of investments. Net cash used in financing activities was $2.9 million due primarily to the repurchase of our common stock in 2006.

Cash used in operating activities was $802,000 for the year ended December 31, 2006. Cash provided by operating activities was $4.9 million and $8.1 million for the years ended December 31, 2005 and 2004, respectively. At December 31, 2006 we had $13.9 million in cash and cash equivalents and an additional $19.3 million of investments maturing in one year or less. The average expected maturity of our investment portfolios was 3.7 years at December 31, 2006. Average expected maturity takes into consideration the possibility or likelihood that callable bonds, such as mortgages, will be redeemed prior to their stated maturity. We expect claim payments to be made over 6.2 years. If paid claim and claim settlement expenses accelerated beyond our ability to fund an event from current operating activities, available cash and cash equivalents and investments maturing in one year or less, we might need to liquidate a portion of our investments or arrange for third-party financing. Potential events causing such a liquidity strain could include several significant catastrophic events occurring in a relatively short period of time or acts of terrorism. Additional strain on liquidity, operating results and financial position could occur if the investments sold to pay these claim and claim settlement expenses were sold at a loss during unfavorable market conditions or if reinsurance recoverables on these paid claim and claim settlement expenses became uncollectible.

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

Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiary to us. The amount of dividends that ACIC can pay is restricted by law or subject to approval of the insurance regulatory authorities of Minnesota. Under Minnesota insurance law regulating the payment of dividends by ACIC, dividends must be paid solely from ACIC’s earned surplus (unassigned funds), as determined in accordance with Statutory Accounting Practices. Further, pursuant to Minnesota legal requirements, any dividends paid which, when combined with other dividends paid within the previous 12-month period, which exceed the greater of 10% of: (1) statutory capital and surplus with regard to policyholders on December 31 of the prior year-end; or (2) 100% of our net income, not including realized capital gains, for the twelve month period ending on December 31of the preceding year, but does not include any pro rata distributions of any class of the insurer’s own securities, requires the prior approval of the Minnesota Department of Commerce (MDC). For 2007, dividends in excess of $2.5 million would require prior approval of the MDC (See Note 9 of Notes to Consolidated Financial Statements). ACIC has never paid a dividend to us, and we intend to retain capital in the insurance subsidiaries.

On March 30, 2006, we announced that our Board approved resuming our common stock share repurchase program. In September 1998, our Board authorized us to repurchase, from time-to-time pursuant to the program and depending on market conditions, up to $4.0 million of common stock. On May 1, 2006, our Board authorized a $1.0 million increase in the share repurchase program to $5.0 million and further authorized another $1.0 million increase to $6.0 million on October 25, 2006.

We repurchased 229,000 shares in 2006 for $2.3 million, at an average purchase price of $10.24 per share, and an additional 90,000 shares at $11.00 directly from our founder in a private transaction. No shares were repurchased under this program in 2005 or 2004. At December 31, 2006, we had a total of $867,000 authorized for additional share re-purchases under the program.

At December 31, 2006, investments with a market value of $15.4 million and cash and cash equivalents of $1.2 million were held as statutory deposits and pledged as collateral, and investments with a market value of $2.0 million were pledged as collateral against a letter of credit provided to an insurer. Amounts pledged as collateral do not currently have an adverse effect on our liquidity because the amount currently pledged is small compared to our overall investments and cash and cash equivalent position. We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations and capital expenditures for the next twelve months.

CONTRACTUAL OBLIGATIONS

We have various contractual obligations which we become involved with during the ordinary course of business. The effect of these contractual obligations should be considered when evaluating our liquidity and capital resources. Contractual obligations consist of operating lease obligations for facilities and expected payments for unpaid claim and claim settlement expenses as follows at December 31, 2006 (000’s):

		Unpaid Claim
		and Claim
	Lease	Settlement
	Obligations	expenses(1)	Total

2007	$1,169	$31,932	$33,101
2008	1,329	20,183	21,512
2009	1,372	13,690	15,062
2010	1,320	9,776	11,096
2011	1,224	7,400	8,624
Thereafter	984	69,688	70,672

Total	$7,398	$152,669	$160,067

(1)	Unpaid claim and claim settlement expenses represent our estimate of the amount and timing of the ultimate settlement and administration of claims based on our assessment of facts and circumstances known as of December 31, 2006. The amounts are stated on a “gross” basis and do not reflect any potential recoveries under existing reinsurance agreements and do not reflect the effect of discounting of reserve amounts.

We anticipate reinsurance recoveries under our reinsurance agreements will offset $77.0 million of the unpaid claim and claim settlement expenses. We estimate that our recovery pattern, as a percent of unpaid claim and claim settlement expenses paid will be as follows:

Recoveries As a Percentage of
Unpaid Claim and Claim
Settlement Expenses Payments

2007	24%
2008	37%
2009	48%
2010	53%
2011	53%
Thereafter	66%

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

An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $3.0 million.

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

REGULATION

Our insurance subsidiaries are subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At December 31, 2006, ACIC was licensed to do business in twenty-three states while BCIC was licensed only in Minnesota. BCIC received its license to do business in Colorado in February 2007

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which provides criteria for recognizing, measuring, presenting and disclosing uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We expect that FIN 48 will not have a material effect on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to have a material effect on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The effect of the adoption of FAS 159 on our consolidated financial condition and results of operations will depend on the nature and extent of items elected to be measured at fair value, upon our initial application of the standard in the first quarter 2008.

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

FORWARD-LOOKING STATEMENTS

This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Information included in this Report on Form 10-K which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Any forward-looking statement contained herein including statements related to our outlook for the industry and for our performance for the year 2007 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of these forward looking statements should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement:

•	our ability to retain renewing policies and write new business with a B++ (Good, Secure) rating from A.M. Best;

•	adverse changes in the rating assigned to us by A.M. Best;

•	our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services;

•	changes in the pricing environment including those due to the cyclical nature of the property and casualty insurance industry and the effect of competition;

•	the adequacy of our unpaid claim and claim settlement expense reserves, including:

•	the long-tail and potentially volatile nature of workers’ compensation insurance;

•	our ability to accurately predict claim development;

•	our experience with claims frequency and severity;

•	our ability to manage both our existing claims and new claims in an effective manner;

•	medical inflation and medical innovation;

•	the ability of our reinsurers to honor their obligations to us;

•	exposure as to coverage for terrorist acts and our retention under The Terrorism Risk Insurance Extension Act of 2005 (TRIEA) and the potential expiration of TRIEA and the unpredictable nature of such events;

•	our ability to obtain and retain reinsurance at a reasonable cost;

•	our ability to provide our proprietary products and services to customers successfully and profitably;

•	competition and the regulatory environment in which we operate;

•	changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation;

•	investment risk, including those of our portfolio of fixed income securities and interest rate changes;

•	general economic and business conditions;

•	risk factors noted in Item 1A of this Annual Report on Form 10-K; and

•	other factors as noted in our other filings with the Securities and Exchange Commission.

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
Minneapolis. Minnesota

We have audited the accompanying consolidated balance sheets of RTW, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RTW, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, in response to a new accounting standard, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

/s/  ERNST & YOUNG LLP

Minneapolis, Minnesota
March 30, 2007

RTW, INC.

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In thousands, except share data)

ASSETS
Investments at fair value, amortized cost of $112,746 and $109,021	$111,089	$107,250
Cash and cash equivalents	13,898	21,914
Accrued investment income	939	857
Premiums receivable, less allowance of $73 and $192	2,367	3,382
Service revenue receivable, less allowance of $130 in 2006	1,058	978
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	77,168	83,318
On paid claim and claim settlement expenses	767	751
Deferred policy acquisition costs	800	889
Furniture and equipment, net	1,570	1,444
Other assets	8,783	7,688

Total assets	$218,439	$228,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid claim and claim settlement expenses	$152,327	$160,141
Unearned premiums	7,432	8,341
Accrued expenses and other liabilities	7,325	9,411

Total liabilities	167,084	177,893
Commitments and contingencies	—	—
Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,185,000 and 5,441,000 shares	18,284	21,365
Retained earnings	34,148	30,364
Accumulated other comprehensive loss	(1,077)	(1,151)

Total shareholders’ equity	51,355	50,578

Total liabilities and shareholders’ equity	$218,439	$228,471

See notes to consolidated financial statements.

RTW, INC.

Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except share
	and per share data)

Revenues:
Gross premiums earned	$51,367	$59,872	$63,370
Premiums ceded	(8,761)	(10,452)	(9,688)

Premiums earned	42,606	49,420	53,682
Net investment income	5,325	4,613	3,667
Realized investment gains (losses):
Realized investment gains	—	584	708
Realized investment losses	—	(4)	(3)

Net realized investment gains	—	580	705
Service revenue	5,941	4,398	633

Total revenues	53,872	59,011	58,687
Expenses:
Claim and claim settlement expenses	30,134	30,807	35,536
Policy acquisition costs	5,160	5,456	6,045
General and administrative expenses	13,356	12,669	9,034

Total expenses	48,650	48,932	50,615

Income before income taxes	5,222	10,079	8,072
Income tax expense (benefit)	1,934	4,081	(1,869)

Net income	$3,288	$5,998	$9,941

Income per share:
Basic income per share	$0.62	$1.11	$1.90

Diluted income per share	$0.60	$1.06	$1.81

Weighted average shares outstanding:
Basic shares outstanding	5,323,000	5,399,000	5,233,000

Diluted shares outstanding	5,501,000	5,663,000	5,487,000

See notes to consolidated financial statements.

RTW, INC.

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

				Accumulated
				Other
		Comprehensive		Comprehensive	Total
	Common	Income	Retained	Income	Shareholders’
	Stock	(Loss)	Earnings	(Loss)	Equity
	(In thousands)

Balance at January 1, 2004	$20,644		$13,970	$973	$35,587
Comprehensive income (loss):
Net income	—	$9,941	9,941	—	9,941
Other comprehensive loss, net of tax:
Change in unrealized investment gains	—	(595)	—	(595)	(595)

Comprehensive income		$9,346

Stock option activity	362		171	—	533
Issuance of shares under ESPP	65		—	—	65

Balance at December 31, 2004	21,071		24,082	378	45,531
Comprehensive income (loss):
Net income	—	$5,998	5,998	—	5,998
Other comprehensive loss, net of tax:
Change in unrealized investment losses	—	(1,529)	—	(1,529)	(1,529)

Comprehensive income		$4,469

Stock option activity	195		284	—	479
Issuance of shares under ESPP	99		—	—	99

Balance at December 31, 2005	21,365		30,364	(1,151)	50,578
Comprehensive income:
Net income	—	$3,288	3,288	—	3,288
Other comprehensive income, net of tax:
Change in unrealized investment losses	—	74	—	74	74

Comprehensive income		$3,362

Stock option activity	106		113	—	219
Retirement of common stock	(3,338)		—	—	(3,338)
Equity-based compensation expense	—		383	—	383
Issuance of shares under ESPP	151		—	—	151

Balance at December 31, 2006	$18,284		$34,148	$(1,077)	$51,355

See notes to consolidated financial statements.

RTW, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2006

	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$3,288	$5,998	$9,941
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	—	(580)	(705)
Depreciation and amortization	423	686	952
Equity-based compensation expense	383	—	—
Deferred income taxes	(432)	599	(2,576)
Changes in assets and liabilities:
Reinsurance recoverables	6,134	(4,946)	(6,803)
Unpaid claim and claim settlement expenses	(7,814)	4,018	6,079
Unearned premiums, net of premiums receivable	106	(1,746)	1,007
Accrued expenses and other liabilities	(2,086)	1,055	1,119
Other, net	(804)	(166)	(942)

Net cash (used in) provided by operating activities	(802)	4,918	8,072
Cash flows from investing activities:
Maturities of investments	23,769	12,450	11,324
Purchases of available-for-sale investments	(30,901)	(45,915)	(41,446)
Proceeds from sales of available-for-sale investments	—	6,246	14,180
Proceeds from principal paydowns of available-for-sale investments	3,469	4,944	7,445
Purchases of furniture and equipment	(616)	(696)	(444)
Disposals of furniture and equipment	5	10	—

Net cash (used in) investing activities	(4,274)	(22,961)	(8,941)
Cash flows from financing activities:
Stock options exercised, including tax benefits	219	479	533
Issuance of common stock under Employee Stock Purchase Plan	151	99	65
Excess tax benefits from equity-based compensation	28	—	—
Repurchase of common stock	(3,338)	—	—

Net cash (used in) provided by financing activities	(2,940)	578	598

Net (decrease) in cash and cash equivalents	(8,016)	(17,465)	(271)
Cash and cash equivalents at beginning of year	21,914	39,379	39,650

Cash and cash equivalents at end of year	$13,898	$21,914	$39,379

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,305	$2,839	$1,033

See notes to consolidated financial statements.

RTW, INC.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation to: (i) employers insured through our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC) and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC); (ii) self-insured employers on a fee-for-service basis; (iii) state-sponsored assigned risk plans on a percent of premium basis; (iv) other insurance companies; and (v) to agents and employers on a consulting basis, charging hourly fees through RTW and its Absentia® division. ACIC offers guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado and is licensed in twenty-three states. BCIC began underwriting business in October 2005 and offers guaranteed-cost workers’ compensation insurance to selected employers in Minnesota and Colorado. Collectively, “we,” “our” and “us” refer to RTW, ACIC, BCIC and Absentia in these Notes to Consolidated Financial Statements.

We benefit from our ability to reduce workers’ compensation and disability system costs and provide employers the ability to control their workers’ compensation, disability and absence programs. Our insurance subsidiaries are domiciled in Minnesota and operated primarily in Minnesota, Michigan and Colorado in 2006, 2005 and 2004. Absentia provided services for its customers in over 30 states in 2006.

The following explains the accounting policies we use to arrive at some of the more significant amounts in our financial statements.

Accounting Principles — We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

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

We continually monitor the difference between investment cost and fair value for each of our securities. If any security experiences a decline in value that is determined to be other than temporary, we reduce the security’s carrying value for the decline and record a realized loss in the Consolidated Statements of Income. No securities were reduced for declines in fair value in 2006, 2005 or 2004.

Cash and Cash Equivalents — We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Depreciation — We depreciate furniture and equipment on a straight-line basis over the estimated useful life of the asset (five to ten years). Depreciation expense was $485,000 in 2006, $471,000 in 2005 and $458,000 in 2004. Furniture and equipment are recorded at cost less accumulated depreciation of $4.8 million and $5.1 million at December 31, 2006 and 2005, respectively.

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

Our “Unpaid claim and claim settlement expenses” represent reserves established for the estimated total unpaid cost of claim and claim settlement expenses for insured events that occurred on or prior to each balance sheet date. The reserves are primarily undiscounted; however, we discounted selected claims that have fixed or determinable future payments by $343,000 in 2006, $342,000 in 2005 and $344,000 in 2004 using a discount factor of 4.0%. These reserves reflect our estimates of the total cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported. Our estimates consider such variables as past loss experience, current claim trends and prevailing social, economic and legal environments. We have a limited amount of historical data to use in estimating our reserves for unpaid claim and claim settlement expenses because we commenced operations in 1992. As a result, we supplement our experience with external industry data, as adjusted to reflect anticipated differences between our results and the industry. We reduce the unpaid claim and claim settlement expenses for estimated amounts of subrogation.

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

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Service Revenue — Service revenue includes revenues for services that are: (i) billed as a percent of premium of insurance policies issued by non-affiliated third-party insurers, including state-assigned risk plans; (ii) billed based on the number and type of claims serviced; (iii) billed on an hourly basis based on direct activity; or (iv) billed based on contract duration. Service revenue earned as a percent of premium is recognized over the life of the underlying insurance policy. All other service revenue is recognized over the term of the contract or after the services have been performed. The excess of billed service revenue over earned amounts is recognized as a liability and included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet.

Effect of Recent Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which provides criteria for recognizing, measuring, presenting and disclosing uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We expect that FIN 48 will not have a material effect on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to have a material effect on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The effect of the adoption of FAS 159 on our consolidated financial condition and results of operations will depend on the nature and extent of items elected to be measured at fair value, upon our initial application of the standard in the first quarter 2008.

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

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The following is a reconciliation of the numerators and denominators of basic and diluted income per share:

	2006	2005	2004

Net income (000’s)	$3,288	$5,998	$9,941

Basic weighted average shares outstanding	5,323,000	5,399,000	5,233,000
Effect of dilutive stock options	178,000	264,000	254,000

Diluted weighted average shares outstanding	5,501,000	5,663,000	5,487,000

Basic income per share	$0.62	$1.11	$1.90

Diluted income per share	$0.60	$1.06	$1.81

Note 3 — INVESTMENTS

Valuation of Investments — The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

2006
U.S. government securities	$60,389	$64	$(959)	$59,494
Commercial paper	7,446	—	—	7,446
Asset-backed securities	2,007	—	(53)	1,954
Mortgage-backed securities	24,441	93	(407)	24,127
Municipal securities	18,463	—	(395)	18,068

Total investments	$112,746	$157	$(1,814)	$111,089

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2005
U.S. government securities	$56,138	$63	$(960)	$55,241
Commercial paper	10,167	—	—	10,167
Asset-backed securities	2,009	—	(60)	1,949
Mortgage-backed securities	22,049	45	(403)	21,691
Municipal securities	18,658	—	(456)	18,202

Total investments	$109,021	$108	$(1,879)	$107,250

The gross unrealized losses and fair value of our investments aggregated by the length of time that individual securities have been in a continuous unrealized loss position are as follows (000’s):

	Less Than Twelve Months		Greater Than Twelve Months
		Gross		Gross		Total Gross
	Fair	Unrealized	Fair	Unrealized	Total Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

2006
U.S. government securities	$8,178	$(46)	$46,824	$(913)	$55,002	$(959)
Mortgage-backed and asset-backed securities	1,695	(4)	16,740	(456)	18,435	(460)
Municipal securities	—	—	18,068	(395)	18,068	(395)

Total investments	$9,873	$(50)	$81,632	$(1,764)	$91,505	$(1,814)

	Less Than Twelve Months		Greater Than Twelve Months
		Gross		Gross		Total Gross
	Fair	Unrealized	Fair	Unrealized	Total Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

2005
U.S. government securities	$42,018	$(734)	$8,987	$(226)	$51,005	$(960)
Mortgage-backed and asset-backed securities	16,377	(342)	4,127	(121)	20,504	(463)
Municipal securities	5,207	(62)	12,995	(394)	18,202	(456)

Total investments	$63,602	$(1,138)	$26,109	$(741)	$89,711	$(1,879)

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

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

Deposits — Included in investments are U.S. government securities and cash on deposit with various regulatory authorities, as required by law, with a fair value of $15.4 million and $15.8 million at December 31, 2006 and 2005, respectively.

Additionally, included in investments are U.S. government securities pledged as collateral against a letter of credit provided to an insurer, with a fair value of $2.0 million at December 31, 2006 and 2005.

Fixed Maturities by Maturity Date — The following table presents the amortized cost and fair value of investments by contractual maturity at December 31, 2006. Actual maturities may differ from those stated as a result of calls and prepayments (000’s):

	Amortized	Estimated
Maturing In:	Cost	Fair Value

One year or less	$19,426	$19,304
Over one year through five years	49,179	48,249
Over five years through ten years	14,584	14,394
Over ten years	5,116	5,015
Mortgage-backed securities with various maturities	24,441	24,127

Total investments	$112,746	$111,089

Net Investment Income — Net investment income includes income from the following sources (000’s):

	2006	2005	2004

Fixed maturity investments	$4,490	$4,099	$3,383
Cash and cash equivalents	999	672	344
Other	21	15	110

Investment income	5,510	4,786	3,837
Investment expense	(185)	(173)	(170)

Net investment income	$5,325	$4,613	$3,667

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

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our reinsurance coverage (all losses ceded on a per occurrence basis):

	Covers Losses per Occurrence:
Minnesota:	In Excess of:	Limited to:

2006 WCRA	$390,000	Statutory limit
Various reinsurers	$200,000	$390,000
2005 WCRA	$380,000	Statutory limit
Various reinsurers	$200,000	$380,000
2004 WCRA	$360,000	Statutory limit
Various reinsurers	$200,000	$360,000

Other States:

2006 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2005 Various reinsurers	$200,000	$20 million, excluding acts of terrorism
2004 Various reinsurers	$200,000	$20 million, excluding acts of terrorism

For claims occurring after June 30, 1998, we further limited our per incident exposure by purchasing excess of loss coverage for losses from $25,000 to the lesser of $300,000 or the WCRA selected retention level in Minnesota and from $25,000 to $300,000 in other states from a single reinsurer. This agreement was finalized after its effective date and activity occurring from July 1, 1998 through September 30, 1998 was recorded on a retroactive basis resulting in the deferral of a gain totaling $2.0 million at December 31, 1998. We amortized $400,000 of the deferred gain as a reduction of claim and claim settlement expenses in each of 2002, 2001 and 2000 and $740,000 in 1999, resulting in an un-amortized deferred gain of $49,000 at December 31, 2006. The deferred gain is being amortized into income using the effective interest rate inherent in the amounts paid to the reinsurer and the estimated timing and amounts of recoveries from the reinsurer. Activity occurring on or after October 1, 1998 is recorded prospectively. This contract was terminated effective December 31, 2000; however, the policy was effective in 2001 for policies in force at December 31, 2000 through expiration, not to exceed fifteen months after the effective termination date. Policies written or renewing after December 31, 2000 are not covered under this lower level excess of loss reinsurance policy.

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

	2006	2005

Excess of loss reinsurance through various reinsurers	$77,168	$83,318

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

The effect of ceded reinsurance on premiums written and claim and claim settlement expenses are as follows (000’s):

	2006	2005	2004

Premiums written:
Direct	$49,893	$57,716	$64,687
Ceded	(8,761)	(10,452)	(9,688)

Net premiums written	$41,132	$47,264	$54,999

Claim and claim settlement expenses:
Direct	$28,947	$40,705	$48,909
Ceded	1,187	(9,898)	(13,373)

Net claim and claim settlement expenses	$30,134	$30,807	$35,536

The reinsurance recoverable on paid claim and claim settlement expenses consists primarily of receivables from paid claim and claim settlement expenses that were submitted but not yet reimbursed by reinsurers at December 31, 2006 and 2005.

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

The following table represents a reconciliation of beginning and ending unpaid claim and claim settlement expense reserves for each of the last three years (000’s):

	2006	2005	2004

Balance at January 1	$160,141	$156,123	$150,044
Less reinsurance recoverables	(83,318)	(77,722)	(71,466)
Plus deferred gain on retroactive reinsurance	49	49	49

Net balance at January 1	76,872	78,450	78,627
Incurred related to:
Current year	31,933	36,264	42,583
Prior years	(1,799)	(5,457)	(7,047)

Total incurred	30,134	30,807	35,536
Paid related to:
Current year	11,847	11,748	12,666
Prior years	19,951	20,637	23,047

Total paid	31,798	32,385	35,713

Net balance at December 31	75,208	76,872	78,450
Plus reinsurance recoverables	77,168	83,318	77,722
Plus deferred gain on retroactive reinsurance	(49)	(49)	(49)

Balance at December 31	$152,327	$160,141	$156,123

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

Changes in estimates of unpaid claim and claim settlement expenses for prior years decreased the provision for claim and claim settlement expenses by $1.8 million, $5.5 million and $7.0 million in 2006, 2005 and 2004, respectively.

Our estimate for unpaid claim and claim settlement expenses decreased in 2006 due to the following: (i) the reduction in our gross premiums earned in 2006; (ii) our improved effectiveness in managing open claims, closing them earlier than originally anticipated; and (iii) our estimate of the liability for unpaid claim and claim settlement expenses is difficult and volatile due to our relatively limited historical claim data and small claim population.

Our estimate for reinsurance recoverables decreased in 2006 due to: (i) the reduction in our gross premiums earned in 2006; and (ii) payments and the related recoveries on prior year ceded claim and claim settlement expenses.

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

We recovered $4.9 million, $5.0 million and $6.6 million from reinsurers during 2006, 2005 and 2004 respectively.

Note 6 — SEGMENT INFORMATION

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

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the components of our revenues and income before income taxes and net income by reportable business segment (000’s):

	Insurance	Service	Consolidated

2006:
Revenues:
Premiums earned	$42,606	$—	$42,606
Investment income	5,325	—	5,325
Net realized investment gains	—	—	—
Service revenue	—	5,941	5,941

Total operating revenues	$47,931	$5,941	$53,872

Income before income taxes	$4,679	$543	$5,222

Net income	$2,959	$329	$3,288

	Insurance	Service	Consolidated

2005:
Revenues:
Premiums earned	$49,420	$—	$49,420
Investment income	4,613	—	4,613
Net realized investment gains	580	—	580
Service revenue	—	4,398	4,398

Total operating revenues	$54,613	$4,398	$59,011

Income before income taxes	$9,208	$871	$10,079

Net income	$5,449	$549	$5,998

	Insurance	Service	Consolidated

2004:
Revenues:
Premiums earned	$53,682	$—	$53,682
Investment income	3,667	—	3,667
Net realized investment gains	705	—	705
Service revenue	—	633	633

Total operating revenues	$58,054	$633	$58,687

Income before income taxes	$7,945	$127	$8,072

Net income	$9,861	$80	$9,941

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes identifiable assets by reportable business segment (amounts in 000’s):

	December 31,	December 31,
	2006	2005

Insurance	$210,133	$217,915
Service	3,140	1,739

Total identifiable assets by reportable business segment	213,273	219,654
Corporate	5,166	8,817

Consolidated total assets	$218,439	$228,471

Note 7 — INCOME TAXES

Income tax expense (benefit) consists of the following (000’s):

	2006	2005	2004

Current:
Federal	$1,358	$3,161	$651
State	144	321	56

Total current tax expense	1,502	3,482	707
Deferred:
Federal	432	599	(2,576)
State	—	—	—

Total deferred tax expense (benefit)	432	599	(2,576)

Income tax expense (benefit)	$1,934	$4,081	$(1,869)

Our income tax benefit differs from the federal statutory rate as follows (000’s):

	2006	2005	2004

Federal income tax expense at 35%	$1,828	$3,528	$2,825
Increase (reduction) in income tax expense (benefit) resulting from:
State income taxes, net of federal income tax benefit	116	209	36
Tax-exempt investment income	(160)	(162)	(123)
Non-deductible share-based compensation and other expenses	116	13	7
Deferred income tax valuation allowance	—	—	(4,040)
Tax expense (benefit) related to prior periods	—	495	(495)
Other	34	(2)	(79)

Income tax expense (benefit)	$1,934	$4,081	$(1,869)

Income tax expense (benefit) for 2006, 2005 and 2004 included adjustments for differences between our tax provision computation and final tax expense based on our filed tax returns.

Differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Balance Sheets that will result in taxable or deductible amounts in future years are called temporary differences.

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to net deferred tax assets, included within other assets, are as follows (000’s):

	2006	2005

Unpaid claim and claim settlement expenses	$4,659	$5,023
Accrued second injury funds	47	37
Unearned premiums	1,449	1,639
Retroactive reinsurance	17	17
Net unrealized loss on securities	580	620
Other	553	461

Deferred tax assets	7,305	7,797
Deferred policy acquisition costs	(693)	(764)
Depreciation	(201)	(204)
Other	(262)	(208)

Deferred tax liabilities	(1,156)	(1,176)

Net deferred tax asset	$6,149	$6,621

In assessing our ability to realize the future benefit of deferred tax assets, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The valuation allowance decreased to $4.0 million in 2003 based on our projected taxable income and available tax planning strategies. In 2004, we eliminated the remaining allowance as we expect the entire deferred tax asset will be realized as a result of income and the reversal of existing taxable temporary differences in the future

Income taxes receivable were approximately $1.2 million and $381,000 at December 31, 2006 and 2005, respectively, and are included in other assets.

Note 8 — STOCK-BASED COMPENSATION

We have stock-based compensation plans, including the RTW, Inc. 1995 Employee Stock Purchase Plan and Trust (ESPP), the 1994 Stock Plan and the 2005 Stock Plan, for our directors, officers and certain employees. The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. The 1994 Stock Plan and 2005 Stock Plan permit the grant of stock-based awards as determined by the Compensation Committee of our Board of Directors. Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant. Non-qualified and incentive stock options (as defined in Section 422 of the Internal Revenue Code) are granted at the fair market value of our stock on the date of grant.

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

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Pricing — The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the award, generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was estimated based on the historical volatility of our stock over a period of years equal to the expected life of the options. The average expected life was estimated based on an analysis of our historical exercise and forfeiture activity. The risk-free interest rate is based on U.S. Treasury issues with a remaining term that approximates the expected life of the option. We have never paid a dividend. The following assumptions were used in estimating the fair value of options granted during the nine months ended September 30, 2006:

	2006	2005	2004

Expected stock price volatility	28% to 46%	26% to 34%	41% to 74%
Expected life of options (in years)	1 to 3.5 years	1 to 3 years	1 to 3.8 years
Risk-free interest rate	4.7% to 5.1%	2.9% to 4.2%	1.2% to 3.3%

The weighted average grant-date fair values of the options granted during years ended December 31, 2006, 2005 and 2004 were $3.73, $1.84 and $2.13 per share, respectively. Intrinsic value is the difference between the market value of the shares on the date of exercise and the exercise price of the underlying award. The following information relates to option exercises during 2006, 2005 and 2004:

	2006	2005	2004

Aggregate intrinsic value of options exercised	$385,000	$886,000	$917,000
Income tax benefit realized from options exercised	99,000	218,000	251,000
Cash received upon exercise	257,000	338,000	429,000

As a result of adopting SFAS No. 123R, our results for 2006 include incremental share-based pre-tax compensation expense of $383,000 related to stock options. This expense has been included in the Consolidated Statement of Income under general and administrative expenses. We have recognized a related tax benefit associated with our share-based compensation arrangements of $28,000 for 2006. No stock-based compensation expense was recognized for options granted for 2005 and 2004 in the Consolidated Statements of Income, as we had historically accounted for share-based compensation under the intrinsic value method of APB 25. The incremental expense, net of the related tax benefit, resulted in a $0.07 and $0.06 decrease in basic and diluted earnings per share, respectively, for 2006.

Prior period amounts have not been restated to reflect adopting SFAS No. 123R. Had we calculated compensation expense for our option grants under the 1994 Stock Plan and 2005 Stock Plan and stock issuances under our ESPP based on the fair value method described in SFAS No. 123, our net income and basic and diluted net

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

income per share for 2005 and 2004 would approximate the following pro forma amounts (in 000’s, except per share data):

	2005	2004

Net income, as reported:	$5,998	$9,941
Less: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax expense	(185)	(434)

Pro forma net income	$5,813	$9,507

Basic net income per share:
As reported	$1.11	$1.90
Pro forma	$1.08	$1.82
Diluted net income per share:
As reported	$1.06	$1.81
Pro forma	$1.03	$1.73

At December 31, 2006, the total compensation expense related to non-vested stock option awards under the ESPP, 1994 Stock Plan and the 2005 Stock Plan not yet recognized was $258,000. Compensation expense is recognized on a straight-line basis over the vesting period of the options. Accordingly, we anticipate that we will recognize approximately, $174,000, $65,000 and $19,000 of compensation expense in 2007, 2008 and 2009, respectively, related to unvested awards outstanding at December 31, 2006.

1995 Employee Stock Purchase Plan — The ESPP provides employees the opportunity to purchase shares of our stock at 85% of fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. In 2003, we increased the shares reserved for distribution under the ESPP from 100,000 to 150,000 shares. In 2004, the ESPP was amended to allow the issuance of stock within 10 years of any increase in the number of shares authorized to be issued under the plan. In 2005, we further increased the shares reserved for distribution under the plan from 150,000 to 200,000 shares. The ESPP terminates in 2013 and will be carried out in phases, each consisting of one year or a different period of time approved by our Board. Any employee completing two weeks of service prior to commencing a phase of the plan may participate. Employees may elect to contribute from $10 to 10% of monthly salary to the plan through payroll withholdings. The following summarizes shares purchased and purchase prices for each phase in the most recent three years completed through December 2006:

	Shares	Purchase
Phase:	Purchased	Price

Beginning April 2003, expiring April 2004	21,151	$3.23
Beginning April 2004, expiring April 2005	17,279	$5.72
Beginning April 2005, expiring April 2006	17,501	8.61

The twelfth one-year phase began in April 2006 and expires in April 2007. Our liability for employee contributions withheld at December 31, 2006 and 2005 for the purchase of shares in April 2007 and April 2006 under the ESPP was $107,000 and $116,000, respectively.

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

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

Options granted, exercised, cancelled and outstanding under the 1994 Stock Plan are as follows:

	Qualified		Non-Qualified
		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price

Balance, January 1, 2004	275,519	$5.61	259,375	$2.75
Granted	209,948	6.14	79,302	6.14
Exercised	(43,468)	2.22	(133,500)	2.18
Canceled	(38,572)	6.21	(1,875)	5.33

Balance, December 31, 2004	403,427	6.19	203,302	4.43
Granted	—	—	62,500	9.02
Exercised	(59,267)	2.60	(43,000)	1.98
Canceled	(9,857)	5.52	(6,667)	6.45

Balance, December 31, 2005	334,303	6.85	216,135	6.18
Exercised	(30,385)	3.73	(14,704)	2.35
Canceled	(11,013)	12.65	(2,129)	6.45

Balance, December 31, 2006	292,905	$6.95	199,302	$6.46

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

Options granted, exercised, cancelled and outstanding under the 2005 Stock Plan are as follows:

	Qualified		Non-Qualified
		Weighted		Weighted
		Average		Average
	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price

Balance, January 1, 2005	—	—	—	—
Granted	15,000	11.72	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Balance, December 31, 2005	15,000	11.72	—	—
Granted	77,500	11.13	20,000	10.87
Exercised	—	—	—	—
Canceled	—	—	—	—

Balance, December 31, 2006	92,500	$11.23	20,000	$10.87

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

Incentive stock options expire ten years from the date of grant and substantially all are subject to continued employment with us. Each of the non-qualified options expires ten years from the date of grant. Options are generally subject to vesting provisions that restrict exercise of the option. The following table summarizes the options outstanding and exercisable under both the 1994 Stock Plan and the 2005 Stock Plan December 31, 2006:

				Options Exercisable
	Options Outstanding				Weighted
	Number	Weighted Average		Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Price Range	Options	Life	Price	Options	Price

Incentive stock options:
$14.00 - $21.50	32,352	1.4 years	$15.42	32,352	$15.42
8.75 - 12.04	126,500	7.5 years	11.04	68,583	10.81
6.00 - 6.18	156,153	7.1 years	6.13	139,487	6.15
2.19 - 4.50	70,400	5.5 years	2.86	70,400	2.86

$2.19 - $21.50	385,405	6.5 years	$7.92	310,822	$7.40

Non-qualified stock options:
$31.75	5,000	0.1 years	$31.75	5,000	$31.75
6.00 - 10.87	151,802	7.9 years	7.93	115,963	7.39
1.98 - 3.13	62,500	5.4 years	2.25	62,500	2.25

$1.98 - $31.75	219,302	7.0 years	$6.85	183,463	$6.30

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the $9.02 closing price of our common stock for options that were in-the-money at December 31, 2006. The intrinsic value of the options outstanding and exercisable was $1.5 million and $1.5 million, respectively, as of December 31, 2006.

Note 9 — EMPLOYEE BENEFIT PLANS

Employment Contracts — We entered into an employment agreement with our President and Chief Executive Officer, Jeffrey B. Murphy beginning December 17, 2003. Under the original agreement, Mr. Murphy received a base salary of $250,000, subject to review annually for increase by our Board of Directors. In addition to base salary, Mr. Murphy was eligible for bonuses, expense reimbursements and health, dental, life and disability insurance consistent with that provided to other officers and employees. Additionally, Mr. Murphy was granted 100,000 options at $6.00 per share which vest over four years on March 12, 2004. Mr. Murphy’s annual base salary was increased to $275,000 effective April 1, 2005 and increased to $350,000 effective April 1, 2006 with the remaining terms of his agreement continuing unchanged.

Combined Retirement Plan — We combine our 401(k) Retirement Plan and Employee Stock Ownership Plan (ESOP) into a single KSOP retirement plan. The KSOP retains the features of each separate component except for eligibility and vesting provisions. Under the plan, employees become eligible to participate in the plan on the first day of the month after beginning employment and attaining age 21.

401(k) Retirement Component — We sponsor a defined contribution retirement component under Section 401(k) of the Internal Revenue Code for eligible employees. Our contributions are discretionary and are based on contributions made by employees. Expense recognized for 2006, 2005 and 2004 was $256,000, $224,000 and $221,000, respectively.

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

Employee Stock Ownership Component — We maintain an ESOP for our qualified employees. Our contributions are discretionary. We may contribute cash or shares of our common stock. No contributions were made or expense recorded in 2006, 2005 or 2004.

Other Employee Benefit Plans — We maintained bonus plans in 2006, 2005 and 2004 under which all employees, including officers, were eligible for a bonus based on our operating results. These bonuses aggregated $1.5 million and $1.3 million in 2005 and 2004 respectively. No bonus was earned or accrued for 2006.

Note 10 — SHAREHOLDERS’ EQUITY

On March 30, 2006, we announced that our Board approved resuming our common stock share repurchase program. In September 1998, our Board authorized us to repurchase, from time-to-time pursuant to the program, up to $4.0 million of common stock. On May 1, 2006, our Board authorized a $1.0 million increase in the share repurchase program to $5.0 million and authorized and additional $1.0 million increase to $6.0 million on October 25, 2006.

We repurchased 229,000 shares under this program in 2006 for $2.3 million, at an average purchase price of $10.24 per share and we purchased 90,000 shares at $11.00 per share in a private transaction from our founder. No shares were repurchased under this program in 2005 or 2004. At December 31, 2006, we had a total of $867,000 authorized for additional share re-purchases under the program.

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

Our ability to pay cash dividends to shareholders may depend upon the amount of dividends received from our insurance subsidiary. The amount of dividends that ACIC can pay is restricted by law or subject to approval of the insurance regulatory authorities of Minnesota. Under Minnesota insurance law regulating the payment of dividends

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

by ACIC, dividends must be paid solely from ACIC’s earned surplus (unassigned funds), as determined in accordance with Statutory Accounting Practices. Further, pursuant to Minnesota legal requirements, any dividends paid which, when combined with other dividends paid within the previous 12-month period, which exceed the greater of 10% of: (1) statutory capital and surplus with regard to policyholders on December 31 of the prior year-end; or (2) 100% of our net income, not including realized capital gains, for the twelve month period ending on December 31of the preceding year, but does not include any pro rata distributions of any class of the insurer’s own securities, requires the prior approval of the Minnesota Department of Commerce (MDC). For 2007, dividends in excess of $2.5 million would require prior approval of the MDC.

Statutory Surplus and Statutory Net Income — Our insurance subsidiaries are required to file financial statements with state regulatory agencies. The accounting principles used to prepare the statutory financial statements follow prescribed accounting practices that differ from GAAP. Consolidated statutory capital and surplus at December 31, 2006 and 2005, and consolidated statutory net income for the years ended December 31, 2006, 2005 and 2004 are as follows (000’s):

	Statutory
	Capital and	Statutory
	Surplus	Net Income

2006	$46,566	$2,772
2005	43,597	4,295
2004		7,540

Note 11 — COMMITMENTS AND CONTINGENCIES

Operating Leases — We conduct our operations in leased office facilities under operating lease agreements. The agreements provide for monthly base lease payments plus contingent rentals based on an allocable portion of certain operating expenses incurred by the lessor.

Future minimum (base) rental payments required under the leases, as of December 31, 2006, are as follows (000’s):

2007	$1,169
2008	1,329
2009	1,372
2010	1,320
2011	1.224
2012	968
2013	16

Rent expense, including contingent rentals, was $1.1 million for each of 2006, 2005 and 2004.

Litigation:  In the ordinary course of administering our workers’ compensation programs, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any other legal or administrative claims that we believe are likely to have a material adverse effect on our financial condition or results of operations. During 2006, the following legal proceeding was resolved on our favor:

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

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In December 2004, Carolina Casualty agreed to pay and did pay RTW the full amount of RTW’s subrogation claim. On January 14, 2005, after a jury trial on the injured employee’s damages, the U.S. District Court in Utah entered a judgment of $1.9 million against Carolina Casualty’s insured, which was equal to the injured employee’s total damages, including $1,250,000 in general damages, less the $163,586 representing workers compensation benefits that had been paid, or accrued for future payments by RTW. Carolina Casualty subsequently settled the lawsuit with the injured worker for $1.8 million.

In preparing the December 2004 settlement agreement for the workers’ compensation subrogation claim, counsel appointed by Carolina Casualty for its insured inserted the provision that Carolina Casualty in its counterclaim alleged required full indemnification by RTW of any amounts that Carolina Casualty paid the injured employee as a result of the liability of Carolina Casualty’s insured.

After Carolina Casualty’s attorneys requested indemnification pursuant to this provision, RTW commenced the Declaratory Judgment suit described above. Discovery was completed and cross motions for summary judgment in the lawsuit were argued in front of the United States District Court for the District of Minnesota on May 8, 2006.

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

Carolina Casualty did not appeal the Court’s decision and the Court Order became final in the fourth quarter of 2006.

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

Note 12 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Our accumulated other comprehensive (loss) income includes only unrealized gains and losses on investments classified as available-for-sale. Changes in accumulated other comprehensive (loss) income and other comprehensive loss were as follows (000’s):

	2006	2005	2004

Accumulated other comprehensive (loss) income, beginning of year	$(1,151)	$378	$973
Changes in comprehensive (loss) income arising during the year:
Net unrealized investment losses	114	(1,763)	(220)
Less: Adjustment for net realized investment gains	—	580	705

Change in net unrealized investment losses	114	(2,343)	(925)
Income tax expense (benefit)	40	(814)	(330)

Other comprehensive income (loss) for the year	74	(1,529)	(595)

Accumulated other comprehensive (loss) income, end of year	$(1,077)	$(1,151)	$378

Note 13 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly revenues are affected by: (i) premiums in force at the beginning of the quarter; (ii) new policies written in the quarter; (iii) final audit premiums recognized during the quarter; and (iv) our policy renewal rate in the quarter. Historically, a majority of new policies written and policy renewals have occurred in the first, second and fourth quarters.

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables present unaudited quarterly income for the eight quarters ended December 31, 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2006
Premiums in force	$52,900	$51,700	$48,900	$47,500

Revenues:
Gross premiums earned	$12,988	$13,193	$12,949	$12,237
Premiums ceded	(2,152)	(2,150)	(2,112)	(2,347)

Premiums earned	10,836	11,043	10,837	9,890
Net investment income	1,305	1,324	1,336	1,360
Service revenue	1,568	1,752	1,391	1,230

Total revenues	13,709	14,119	13,564	12,480
Expenses:
Claim and claim settlement expenses	7,159	7,323	8,029	7,623
Policy acquisition costs	1,262	1,298	1,291	1,309
General and administrative expenses	3,654	3,333	2,825	3,544

Total expenses	12,075	11,954	12,145	12,476

Income from operations	$1,634	$2,165	$1,419	$4

Net income	$1,054	$1,434	$951	$(151)

Basic income per share	$0.19	$0.27	$0.18	$(0.03)

Diluted income per share	$0.19	$0.26	$0.17	$(0.03)

The following represent pre-tax adjustments recorded during 2006 that affected reported net income:

Net changes in estimates for unpaid claim and claim settlement expenses on claims reported in prior periods	$850	$750	$—	$—
Bonus expense	(398)	10	388	—

RTW, INC.

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2005
Premiums in force	$62,100	$58,500	$55,900	$52,900

Revenues:
Gross premiums earned	$15,730	$15,002	$15,261	$13,879
Premiums ceded	(2,750)	(2,612)	(2,609)	(2,481)

Premiums earned	12,980	12,390	12,652	11,398
Net investment income	1,054	1,108	1,207	1,244
Net realized investment gains	135	445	—	—
Service revenue	595	940	1,366	1,497

Total revenues	14,764	14,883	15,225	14,139
Expenses:
Claim and claim settlement expenses	8,900	8,518	8,563	4,826
Policy acquisition costs	1,425	1,542	1,288	1,201
General and administrative expenses	2,875	2,817	3,093	3,884

Total expenses	13,200	12,877	12,944	9,911

Income from operations	$1,564	$2,006	$2,281	$4,228

Net income	$1,049	$1,321	$1,521	$2,107

Basic income per share	$0.20	$0.24	$0.28	$0.39

Diluted income per share	$0.19	$0.23	$0.27	$0.37

The following represent pre-tax adjustments recorded during 2005 that affected reported net income:

Net realized investment gains	$135	$445	$—	$—

Net changes in estimates for unpaid claim and claim settlement expenses on claims reported in prior periods	500	500	500	3,550
Bonus expense	(223)	(82)	(220)	(998)

We reclassified certain first quarter amounts within our Consolidated Statements of Income during the six months ended June 30, 2005 to be consistent with the second quarter presentation. Total expenses, net income and income per share amounts were unchanged.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

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

b) Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors is contained in the Section entitled “Election of Directors” in our 2007 Proxy Statement and is incorporated herein by reference.

Information with respect to Executive Officers is included in PART I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in the Section entitled “Executive Compensation and Other Information” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item is contained in the Section entitled “Security Ownership of Principal Shareholders and Management” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required under this item is contained in the Section entitled “Certain Transactions” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the Section entitled “Principal Accountant Fees and Services” in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as Part of this Report

(1)  Financial Statements.  The following Consolidated Financial Statements are set forth on pages 46 through 62, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements — Years Ended December 31, 2006, 2005 and 2004

(2)  Financial Statement Schedules for the Three Years Ended December 31, 2006

All other schedules are omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or the notes thereto.

(c)  Listing of Exhibits (* indicates compensatory plan)

3.1		Amended Articles of Incorporation(10)
3.2		Amended Bylaws(1)
4.1		Form of Rights Agreement dated April 17, 1997 between RTW, Inc. and Norwest Bank Minnesota National Association(2)
10	.1*	Employment agreement between RTW, Inc. and Jeffrey B. Murphy dated March 28, 2006(13)
10	.2*	Amended RTW, Inc. 1995 Employee Stock Purchase Plan(11)
10	.3*	Amended RTW, Inc. 1994 Stock Plan(4)
10	.4*	RTW, Inc. 2005 Stock Plan(12)
10.5		Contract between RTW and ACIC dated January 1, 1992(5)
10.6		Service Agreement between RTW and ACIC dated February 1, 1992(5)
10	.7*	Description of the 2007 Performance Incentive Programs
10.8		Reinsurance contract between ACIC and First Excess and Reinsurance Corporation (GE Reinsurance Corporation) effective July 1, 1998(3)
10.9		Endorsement No. 2 to the reinsurance contract between ACIC and General Reinsurance Corporation(3)
10	.9.1	Description of the Reinsurance Agreement for 2002 between ACIC and General Reinsurance Corporation effective January 1, 2002(6)

10	.9.2	Description of the Reinsurance Agreement for 2003 between ACIC and General Reinsurance Corporation effective January 1, 2003(7)
10	.9.3	Description of the Reinsurance Agreement for 2004 between ACIC and General Reinsurance Corporation effective January 1, 2004(8)
10	.9.4	Description of the Reinsurance Agreement for 2005 between ACIC and General Reinsurance Corporation effective January 1, 2005(9)
10	.9.5	Description of the Reinsurance Agreement for 2006 between ACIC and General Reinsurance Corporation effective January 1, 2006(13)
10.10		Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement
10.11		Election form for the 2006 Minnesota Workers’ Compensation Reinsurance Association reinsurance agreement
10.12		Description of the Reinsurance Agreement for 2003 between ACIC and Everest Re/Platinum Re effective January 1, 2003(7)
10.13		Description of the Reinsurance Agreement for 2004 between ACIC and various reinsurers effective January 1, 2004(8)
10.14		Description of the Reinsurance Agreement for 2005 between ACIC and various reinsurers effective January 1, 2005(9)
10.15		Description of the Reinsurance Agreement for 2006 between ACIC and various reinsurers effective January 1, 2006(13)
10.16		Description of the Reinsurance Agreement for 2007 between ACIC and various reinsurers effective January 1, 2007
10.17		Minnesota Lease Addendum dated December 5, 2006
11		Statement re: Computation of Income Per Share
21		Subsidiaries of the Registrant: The Company has two subsidiaries, American Compensation Insurance Company (ACIC), a Minnesota corporation, and Bloomington Compensation Insurance Company, a Minnesota corporation
23		Consent of Independent Registered Public Accounting Firm
24		Power of Attorney, included in Signature page
31.1		Certification of President and Chief Executive Officer
31.2		Certification of Chief Financial Officer
32		Certification Pursuant to 18 U.S.C. § 1350, Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2003

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 33-89164).

(2)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed April 25, 1997 (File No. 0-25508).

(3)	Incorporated by reference to the Company’s 1998 Annual Report on Form 10-K.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-81408).

(5)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 33-2003C).

(6)	Incorporated by reference to the Company’s 2001 Annual Report on Form 10-K/A.

(7)	Incorporated by reference to the Company’s 2002 Annual Report on Form 10-K.

(8)	Incorporated by reference to the Company’s 2003 Annual Report on Form 10-K.

(9)	Incorporated by reference to the Company’s 2004 Annual Report on Form 10-K.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-114030) (March 30, 2004)

(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Reg. No. 333-127107) (August 2, 2005)

(13)	Incorporated by reference to the Company’s 2005 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTW, INC.

By:	/s/ Jeffrey B. Murphy
Jeffrey B. Murphy
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 30, 2007

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

Signature	Title	Date

/s/ John O. Goodwyne John O. Goodwyne	Chairman of the Board	March 30, 2007

/s/ Jeffrey B. Murphy Jeffrey B. Murphy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ Alfred L. LaTendresse Alfred L. LaTendresse	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 30, 2007

/s/ David C. Prosser David C. Prosser	Chairman Emeritus of the Board	March 30, 2007

/s/ Gregory D. Koschinska Gregory D. Koschinska	Director	March 30, 2007

/s/ William J. Deters William J. Deters	Director	March 30, 2007

/s/ John W. Prosser John W. Prosser	Director	March 30, 2007

/s/ Vina L. Marquart Vina L. Marquart	Director	March 30, 2007

/s/ Lyron L. Bentovim Lyron L. Bentovim	Director	March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Shareholders
RTW, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of RTW, Inc. as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated March 30, 2007. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 8 to the consolidated financial statements, in response to a new accounting standard, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

/s/  ERNST & YOUNG LLP

Minneapolis, Minnesota
March 30, 2007

SCHEDULE I

RTW, INC.
SUMMARY OF INVESTMENTS

December 31, 2006

			Amount at
			Which Shown
	Amortized	Fair	in the Balance
Type of Investment	Cost	Value	Sheet
	(In thousands)

Fixed maturities:
Available-for-sale:
Municipal securities	$18,463	$18,068	$18,068
Commercial paper	7,446	7,446	7,446
Mortgage backed securities	24,441	24,127	24,127
Asset backed securities	2,007	1,954	1,954
United States government, government agencies and authorities	60,389	59,494	59,494

Total Investments	$112,746	$111,089	$111,089

SCHEDULE II

RTW, INC.

Condensed Financial Information of the Registrant
Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In thousands)

ASSETS
Cash and cash equivalents	$255	$142
Furniture and equipment, net	1,570	1,444
Investment in and advances to subsidiary	53,200	53,406
Other assets	1,870	1,441

	$56,895	$56,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$5,540	$5,855

Total liabilities	5,540	5,855
Shareholders’ equity	51,355	50,578

	$56,895	$56,433

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.

Condensed Financial Information of the Registrant
Statements of Operations
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

Revenues:
Intercompany fee income	$15,261	$17,469	$18,289
Service fee revenue	5,941	4,398	633
Investment income	10	14	104

Total revenues	21,212	21,881	19,026
Expenses:
General and administrative expenses	19,812	18,327	15,933

Income before income taxes and equity in undistributed net income of subsidiary	1,400	3,554	3,093
Income tax expense	795	1,650	879

Income before equity in undistributed net income of subsidiary	605	1,904	2,214
Equity in undistributed net income of subsidiary	2,683	4,094	7,727

Net income	$3,288	$5,998	$9,941

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.

Condensed Financial Information of the Registrant
Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

Cash Flows from Operating Activities:
Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$3,288	$5,998	$9,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	485	470	458
Equity in net (income) from subsidiary	(2,683)	(4,094)	(7,727)
Deferred income taxes	(127)	41	57
Changes in assets and liabilities:
Accrued expenses and other liabilities	(213)	2,389	1,070
Other, net	(326)	(1,844)	(1,278)

Net cash provided by operating activities	424	2,960	2,521
Cash Flows from Investing Activities:
Investment in and advances (to) from subsidiary	2,889	(2,860)	(2,625)
Purchases of furniture and equipment	(616)	(696)	(444)
Disposals of furniture and equipment	5	10	—

Net cash provided (used in) by investing activities	2,278	(3,546)	(3,069)
Cash Flows from Financing Activities:
Stock options exercised	598	479	533
Issuance of common stock under ESPP	151	99	65
Repurchase of common stock	(3,338)	—	—

Net cash (used in) provided by financing activities	(2,589)	578	598

Net (Decrease) Increase in Cash and Cash Equivalents	113	(8)	50
Cash and Cash Equivalents at Beginning of Year	142	150	100

Cash and Cash Equivalents at End of Year	$255	$142	$150

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Income tax payments (refunds)	$105	$148	$(357)

See notes to condensed financial statements.

SCHEDULE II

RTW, INC.

Condensed Financial Information of the Registrant
Notes to Condensed Financial Statements
Years Ended December 31, 2006, 2005 and 2004

NOTE 1 — ACCOUNTING POLICIES

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes included in the RTW, Inc. (RTW) 2006 Annual Report on Form 10-K.

NOTE 2 — RELATED PARTY TRANSACTIONS

RTW provides American Compensation Insurance Company (“ACIC”), and ACIC’s subsidiary Bloomington Compensation Insurance Company (“BCIC”), with management services, including preparing and submitting filings, maintaining books and records, collecting premiums, administering and adjudicating claims, and performing other administrative services. RTW receives 10% of ACIC’s and BCIC’s gross premiums earned each month for these services, which amounted to $5.1 million, $6.0 million and $6.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, RTW receives 15% of ACIC’s and BCIC’s gross premiums earned for claims administration during the year in which the premiums are earned and a total of 4% of gross premiums earned in subsequent years which amounted to $10.1 million, $11.5 million and $12.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Amounts due from ACIC and BCIC related to the above transactions are included in the balance sheet account caption “Investment in and advances to subsidiary” and totaled approximately $5.0 million and $7.9 million at December 31, 2006 and 2005, respectively.

SCHEDULE III

RTW, INC.

SUPPLEMENTAL INFORMATION CONCERNING INSURANCE OPERATIONS
December 31, 2006

		(Column C)
		Reserves for				Investment
		Unpaid				Income	Claim and Claim		Amortization	Paid
	Deferred	Claim and	Discount,			and Net	Settlement Expenses		of Deferred	Claim and
	Policy	Claim	If Any,			Realized	Incurred Related to:		Policy	Claim	Other
	Acquisition	Settlement	Deducted in	Unearned	Earned	Investment	Current	Prior	Acquisition	Settlement	Operating	Premiums
Year	Costs	Expenses	Column C(1)	Premiums	Premiums	Gains	Year	Years	Costs	Expenses	Expenses	Written
	(In thousands)

2006	$800	$152,327	$343	$7,432	$42,606	$5,510	$31,933	$(1,799)	$5,160	$31,798	$8,143	$41,132
2005	$889	$160,141	$342	$8,341	$49,420	$5,366	$36,264	$(5,457)	$5,456	$32,385	$9,315	$57,761
2004					$53,682	$4,542	$42,583	$(7,047)	$6,045	$35,713	$9,204	$44,502

(1)	Certain claims with fixed or determinable future payments are discounted at 4.0%.

SCHEDULE IV

RTW, INC.

REINSURANCE
Years ended December 31, 2006, 2005 and 2004

	Premiums Earned				Percentage
		Ceded to	Assumed		of Amount
		Other	from Other		Assumed
Description	Direct	Companies	Companies	Net	to Net
	(In thousands)

2006
PREMIUMS — Workers’ Compensation	$51,367	$8,761	$—	$42,606	0.00%
2005
PREMIUMS — Workers’ Compensation	$59,872	$10,452	$—	$49,420	0.00%
2004
PREMIUMS — Workers’ Compensation	$63,370	$9,688	$—	$53,682	0.00%

SCHEDULE V

RTW, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Write-Offs	of Period

2006
Allowance for Doubtful Accounts	$192	$144	$—	$133	$203
2005
Allowance for Doubtful Accounts	$90	$450	$—	$348	$192
2004
Allowance for Doubtful Accounts	$225	$(107)	$—	$28	$90