Form 10-Q
period 2007-03-31
RTW INC /MN/
filed 2007-05-15
CIK 915781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    ☑       No    ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act)       Yes    ☐       No    ☑
At May 10, 2007, approximately 5,172,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Investments at fair value, amortized cost of $111,189 and $112,746	$109,967	$111,089
Cash and cash equivalents	18,415	13,898
Accrued investment income	926	939
Premiums receivable, less allowance of $90 and $73	2,355	2,367
Service revenue receivable, less allowance of $189 and $130	1,203	1,058
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	76,691	77,168
On paid claim and claim settlement expenses	351	767
Deferred policy acquisition costs	848	800
Furniture and equipment, net	1,457	1,570
Other assets	8,830	8,783

Total assets	$221,043	$218,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$151,550	$152,327
Unearned premiums	8,476	7,432
Accrued expenses and other liabilities	8,920	7,325

Total liabilities	168,946	167,084

Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,158,000 and 5,185,000 shares.	18,023	18,284
Retained earnings	34,868	34,148
Accumulated other comprehensive loss	(794)	(1,077)

Total shareholders’ equity	52,097	51,355

Total liabilities and shareholders’ equity	$221,043	$218,439

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(Unaudited; in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2007	2006
REVENUES:
Gross premiums earned	$12,014	$12,988
Premiums ceded to excess of loss reinsurers	(1,918)	(2,152)

Premiums earned	10,096	10,836
Investment income	1,342	1,305
Service revenue	1,318	1,568

Total revenues	12,756	13,709

EXPENSES:
Claim and claim settlement expenses	7,288	7,159
Policy acquisition costs	1,225	1,262
General and administrative expenses	3,321	3,654

Total expenses	11,834	12,075

Income before income taxes	922	1,634

Income tax expense	273	580

Net income	$649	$1,054

Net income per share:
Basic income per share	$0.13	$0.19

Diluted income per share	$0.12	$0.19

Weighted average shares outstanding:
Basic shares outstanding	5,164,000	5,448,000

Diluted shares outstanding	5,298,000	5,674,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(Unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$649	$1,054
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	123	52
Equity-based compensation expense	65	199
Changes in assets and liabilities:
Reinsurance recoverables	893	919
Unpaid claim and claim settlement expenses	(777)	(1,776)
Unearned premiums, net of premiums receivable	1,056	1,445
Accrued expenses and other liabilities	1,595	(2,057)
Other, net	(387)	108

Net cash provided by (used in) operating activities	3,217	(56)

Cash flows from investing activities:
Maturities of available-for-sale investments	5,490	10,585
Proceeds from principal pay downs of available-for-sale investments	785	761
Purchases of available-for-sale investments	(4,713)	(15,065)
Purchases of furniture and equipment	(15)	(89)

Net cash provided by (used in) investing activities	1,547	(3,808)

Cash flows from financing activities:
Repurchase of common stock	(292)	—
Excess tax benefits from equity-based compensation	8	6
Stock options exercised, including tax benefits	37	72

Net cash (used in) provided by financing activities	(247)	78

Net increase (decrease) in cash and cash equivalents	4,517	(3,786)

Cash and cash equivalents at beginning of year	13,898	21,914

Cash and cash equivalents at end of period	$18,415	$18,128

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
NOTE A – BASIS OF PRESENTATION
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applied on a basis consistent with the financial statements included in the RTW, Inc. 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except that the consolidated financial statements included herein were prepared in conformity with the instructions to Form 10-Q for interim financial information and, accordingly, do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. We have prepared the consolidated financial information included herein, other than the consolidated balance sheet at December 31, 2006, without audit by an independent registered public accounting firm. We derived the consolidated balance sheet at December 31, 2006 from the audited consolidated financial statements for the year ended December 31, 2006; however, this report does not include all the disclosures contained therein.
     The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, that are, in our opinion, necessary for a fair statement of results for the interim period. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2006 Annual Report on Form 10-K.
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
Stock Option Pricing – The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was estimated based on the historical volatility of our stock over a period of years equal to the expected life of the options. The average expected life was estimated based on an analysis of our historical exercise and forfeiture activity. The risk-free interest rate is based on U.S. Treasury issues with a remaining term which approximates the expected life. We have never paid a dividend. No stock options were granted during the three months ended March 31, 2007. The following assumptions were used in estimating the fair value of options on grant date for the quarter ended March 31, 2006:

For the Three Months
Ended March 31, 2006
Expected stock price volatility	42% to 44%
Expected life of options (in years)	3 years
Risk-free interest rate	4.66% to 4.79%
     We recognized share-based compensation expense under general and administrative expenses, where the option holders’ compensation cost is reported, for all three plans as follows (in $000):

	For the Three Months
	Ended March 31,
	2007	2006
Stock-based compensation (expense)	$(65)	$(199)
Income tax benefit	8	6

Net effect on net income	$(57)	$(193)

Effect on basic and diluted income per share	$(.01)	$(.03)

     At March 31, 2007, the total pre-tax compensation cost related to non-vested stock option awards under the ESPP, 1994 Stock Plan and the 2005 Stock Plan but not yet recognized was $193,000. Compensation expense is recognized on a straight-line basis over the vesting period of the options. Accordingly, we anticipate that we will recognize approximately $109,000, $65,000, and $19,000 of incremental compensation expense during the remainder of 2007, 2008 and 2009, respectively, related to unvested awards outstanding at March 31, 2007.
NOTE C — COMPREHENSIVE INCOME
Comprehensive income includes unrealized gains and losses on available-for-sale investments. All components of comprehensive income are recorded net of related income taxes. Comprehensive income consists of the following (in 000’s):

	For the Three Months
	Ended March 31,
	2007	2006
Net income	$649	$1,054
Other comprehensive income (loss):
Change in unrealized loss on investments	283	(609)

Comprehensive income	$932	$445

NOTE D – INVESTMENT SECURITIES AVAILABLE FOR SALE
The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2007:
U.S. government securities	$60,388	$107	$(713)	$59,782
Commercial paper	4,236	—	—	4,236
Certificates of deposit	2,499	—	—	2,499
Asset-backed securities	1,966	—	(39)	1,927
Mortgage-backed securities	23,687	119	(354)	23,452
Municipal securities	18,413	—	(342)	18,071

Total investments	$111,189	$226	$(1,448)	$109,967

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2006
U.S. government securities	$60,389	$64	$(959)	$59,494
Commercial paper	7,446	—	—	7,446
Asset-backed securities	2,007	—	(53)	1,954
Mortgage-backed securities	24,441	93	(407)	24,127
Municipal securities	18,463	—	(395)	18,068

Total investments	$112,746	$157	$(1,814)	$111,089

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
NOTE E – INCOME TAXES
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which provides criteria for recognizing, measuring, presenting and disclosing uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. We adopted the provisions of FIN 48 on January 1, 2007.
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdiction as of March 31, 2007. We recognized no interest and penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2007.
NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The effect of the adoption of FAS 159 on our consolidated financial condition and results of operations will depend on the nature and extent of items elected to be measured at fair value upon our initial application of the standard in the first quarter 2008.
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No.97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by electing a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We only issue workers’ compensation insurance policies that are a statutory coverage and are not subject to internal replacement or modification in product benefits, features, rights or coverage. Accordingly, the adoption of SOP 05-1 did not have a material effect on the consolidated financial statements.
NOTE G – SEGMENT INFORMATION
We evaluate our operations through two reportable business segments: Insurance and Service. These segments are distinct operating units that offer different products and services and require different marketing strategies. Our Insurance segment writes workers’ compensation insurance for employers through our insurance subsidiaries, American Compensation Insurance Company (ACIC) and Bloomington Compensation Insurance Company (BCIC). Our Service segment provides non-insurance services to self-insured employers, state assigned risk plans, other insurance companies and agents through our Absentia division.
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
     The following tables summarize the components of our revenues and income (loss) before income taxes and net income (loss) by reportable business segment (amounts in 000’s):

	For the Three Months Ended March 31, 2007
			Corporate,
			Eliminations
	Insurance	Service	and Other	Consolidated
REVENUES:
Premiums earned	$10,096	$—	$—	$10,096
Investment income	1,388	—	(46)	1,342
Service revenue	—	1,318	—	1,318
Inter-segment revenue	—	2,485	(2,485)	—

Total operating revenues	$11,484	$3,803	$(2,531)	$12,756

Income before income taxes	$1,078	$1,331	$(1,487)	$922

Net income	$751	$806	$(908)	$649

	For the Three Months Ended March 31, 2006
			Corporate,
			Eliminations
	Insurance	Service	and Other	Consolidated
REVENUES:
Premiums earned	$10,836	$—	$—	$10,836
Investment income	1,348	—	(43)	1,305
Service revenue	—	1,568	—	1,568
Inter-segment revenue	—	2,699	(2,699)	—

Total operating revenues	$12,184	$4,267	$(2,742)	$13,709

Income before income taxes	$1,357	$1,786	$(1,509)	$1,634

Net income	$936	$1,125	$(1,007)	$1,054

The following table summarizes identifiable assets by reportable business segment:

	March 31,	December 31,
	2007	2006
Insurance	$213,376	$210,133
Service	3,045	3,140

Total identifiable assets by reportable business segment	216,421	213,273
Corporate	4,622	5,166

Consolidated total assets	$221,043	$218,439

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company: RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation. Our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC), and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC), offer guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado. Our Absentia® division provides services to: (i) self-insured employers on a fee-for-service basis; (ii) state-sponsored assigned risk plans on a percent of premium basis; (iii) other insurance companies; and (iv) agents and employers on a consulting basis, charging hourly fees. ACIC is licensed in twenty-three states and BCIC is licensed in two, Minnesota and Colorado. Collectively, “we,” “our” and “us” refer to RTW, ACIC, BCIC and Absentia in this document.
     We developed two proprietary systems to manage disability: (i) ID15®, designed to quickly identify those injured employees who are likely to become inappropriately dependent on disability system benefits; and (ii) RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. Our insurance subsidiaries are domiciled in Minnesota and operated primarily in Minnesota, Michigan and Colorado in 2007 and 2006. Absentia provides services for its customers in over 30 states.
     Our approach to managing disability reduces medical expenses and wage-replacement costs (including time away from the job). We:
•	focus our efforts on the injured employees that drive 80% of the system costs;

•	control costs by actively managing all participants in the system, including employers, injured employees, medical care providers, attorneys and the legal system; and

•	return injured employees to work as soon as safely possible.
     On May 18, 2006, A.M. Best Co. (Best) upgraded the financial strength rating of ACIC to B++ (Good) from B+ (Good). Best also assigned an initial financial strength rating of B++ (Good) to BCIC. The outlook for both ratings is positive. The ratings reflect our improved capitalization and profitability over the last four years. ACIC increased its statutory capital and surplus to $47.2 million at March 31, 2007 from $46.6 million at December 31, 2006 and $43.6 million at December 31, 2005 as a result of profitability in 2007 and 2006. We believe that our “B++” rating may create a barrier in certain circumstances for us as there are agents and employers that will only conduct business with insurers rated “A-” or better.
     Additional information about RTW is available on our website, www.rtwi.com.
Significant Accounting Policies
Our significant accounting policies are summarized in Note 1 – “Summary of Significant Accounting Policies” included in our Consolidated Financial Statements and notes thereto in our 2006 Annual Report on Form 10-K. Our significant accounting policies include those policies related to our accounting for: (i) premiums earned; (ii) unpaid claim and claim settlement expenses, including reserves for incurred but not reported claims and the related reinsurance recoverables; (iii) deferred policy acquisition costs; (iv) income taxes and deferred income taxes; and (v) investments. These accounting policies are discussed within each section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Financial Summary
This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. and its subsidiaries. This review should be read in conjunction with our consolidated financial statements and notes thereto at March 31, 2007 and December 31, 2006 and the three month periods ended March 31, 2007 and 2006.
     The following table provides an overview of our key operating results (amounts in 000’s, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Gross premiums earned	$12,014	$12,988
Premiums earned	10,096	10,836
Service revenue	1,318	1,568
Total revenues	12,756	13,709
Claim and claim settlement expenses	7,288	7,159
Net income	649	1,054
Diluted income per share	0.12	0.19
     We reported net income of $649,000 in the first quarter of 2007 compared to net income of $1.1 million in the first quarter of 2006. Diluted net income per share was $0.12 and $0.19 in the first quarter of 2007 and 2006, respectively. The primary factors affecting our first quarter 2007 operating results included the following:
•	Our gross premiums earned decreased to $12.0 million in the first quarter of 2007 from $13.0 million in the first quarter of 2006. Premiums in force decreased to $48.0 million at March 31, 2007 from $52.9 million at March 31, 2006 as we focused on maintaining adequate pricing and declined business where we could not get a price that gave us an appropriate opportunity to earn a profit See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased to $10.1 million in the first quarter of 2007 from $10.8 million in the first quarter of 2006 reflecting the decrease in premiums in force from the comparable 2006 period partially offset by a decrease in premiums ceded;

•	Service revenue from Absentia was $1.3 million in the first quarter of 2007 compared to $1.6 million in the first quarter of 2006 as a result of a 28 percent decline in revenue from the Minnesota Assigned Risk Plan (ARP) in the first quarter of 2007 compared to first quarter of 2006. See further discussion under “Service Revenue”; and

•	Claim and claim settlement expenses increased slightly to $7.3 million in the first quarter of 2007 from $7.2 million for the same period in 2006. Favorable development for prior accident years reduced claim and claim settlement expenses by $450,000 in the first quarter of 2007 compared to $850,000 for the first quarter of 2006. Excluding the effects of favorable development, claim and claim settlement expenses decreased as we decreased our gross premiums earned, offset by inflation in claim costs. See further discussion under “Claim and Claim Settlement Expenses”.
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
     In the following pages, we discuss the operating results for the three month periods ended March 31, 2007 and 2006 for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.
Results of Operations
REVENUES: Total revenues include premiums earned, investment income and service revenue. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three Months Ended
	March 31,
	2007	2006
Gross premiums earned	$12,014	$12,988
Premiums ceded	(1,918)	(2,152)

Premiums earned	10,096	10,836
Investment income	1,342	1,305
Service revenue	1,318	1,568

Total revenues	$12,756	$13,709

	March 31,		December 31,
	2007	2006	2006
Premiums in force, by regional office location:
Minnesota	$29,100	$32,200	$28,500
Michigan	12,000	12,900	11,900
Colorado	6,900	7,800	7,100

Total premiums in force	$48,000	$52,900	$47,500

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
     Our premiums in force increased slightly to $48.0 million at March 31, 2007 from $47.5 million at December 31, 2006 and decreased from $52.9 million at March 31, 2006. Premiums in force at March 31, 2007 are lower than at March 31, 2006 because we focused on maintaining adequate pricing and declined business where we could not get a price that gave us an appropriate opportunity to earn a profit. We are in the midst of a soft insurance market cycle, characterized by increased competition and decreasing prices, in the markets in which we write premiums. We write to achieve an expected profit, no matter what our competitors do.
     Our gross premiums earned decreased to $12.0 million in the first quarter of 2007 from $13.0 million in the first quarter of 2006 due primarily to the decrease in premiums in force.
     Renewal premium rates decreased 5.0% in the first quarter of 2007 compared to a decrease of 4.6% in the first quarter of 2006. These decreases reflect heightened price competition due to the soft insurance market cycle in the markets in which we write premiums.
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
     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA). We purchased reinsurance for 2007 in our other regions from three reinsurers. The following table summarizes our reinsurance coverage for 2007 and 2006 (all losses ceded on a per occurrence basis):

		Covers losses per occurrence:
		In excess of:	Limited to:
Minnesota:

2007	WCRA	$400,000	Statutory limit
	Various reinsurers	$200,000	$400,000

2006	WCRA	$390,000	Statutory limit
	Various reinsurers	$200,000	$390,000

Other States:

2007	Various reinsurers	$200,000	$20.0 million,
			excluding acts
			of terrorism

2006	Various reinsurers	$200,000	$20.0 million,
			excluding acts
			of terrorism
     Premiums ceded to reinsurers were $1.9 million in the first quarter of 2007 compared to $2.2 million in the first quarter of 2006. As a percent of gross premiums earned, premiums ceded decreased to 16.0% for the three months ended March 31, 2007 compared to 16.6% for the same period in 2006. The decrease in premiums ceded in 2007 corresponds to the decrease in gross premiums earned and a slight decrease in the rates we are charged for Minnesota risks, which are lower than the rates we are charged for other states’ risks.
Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2007 include the following factors:
•	We expect increased price competition in the markets in which we operate, which will exert downward pressure on premium pricing on new and renewal policies as national and regional carriers focus on writing and retaining workers’ compensation insurance. We expect to add new agency relationships in 2007 and terminate some that are not performing as expected. We expect growth in premiums in force in 2007 as we expand our underwriting niche, write multi-state policies and begin leveraging unused licenses;

•	Our 2007 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	We continue to limit our exposure to large losses by purchasing excess of loss reinsurance for losses in excess of $200,000 in all our regions in 2007. The cost of excess of loss reinsurance has decreased slightly or remained the same for all regions in 2007; however, because of a shift in premiums earned to higher reinsurance cost states, we expect premiums ceded under excess of loss policies may increase as a percent of gross premiums earned for the remainder of 2007.
Investment Income: Investment income includes earnings from our investment portfolio.
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
     Investment income was $1.3 million in each of the first quarters of 2007 and 2006 as our investment portfolio remained stable at $110.0 million at March 31, 2007 compared to $110.1 million at March 31, 2006. Our average book investment yield was 4.3% at March 31, 2007 compared to 4.1% at March 31, 2006. Cash and cash equivalents were

$18.4 million at March 31, 2007 compared to $13.9 million at December 31, 2006 and $18.1 million at March 31, 2006. The investment income realized in future periods will be affected by yields attained on current and new investments.
Investment Income Outlook: We expect that income from our investment portfolio for the remainder of 2007 will be affected by the following:
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
     Service revenue decreased to $1.3 million in the first quarter of 2007 from $1.6 million in the same quarter in 2006 as revenue from the Minnesota Assigned Risk Plan (ARP) declined 28 percent in first quarter 2007 compared to first quarter 2006. The total premium in force in the ARP at March 31, 2007 is approximately $55.1 million, which decreased from $63.1 million at December 31, 2006 and $78.8 million at March 31, 2006.
Service Revenue Outlook: Service revenue for the remainder of 2007 will be affected by the following:
•	We expect the total annual premium in the ARP to continue to decrease during 2007, which will exert downward pressure on our service revenue; and

•	We continue to market our services aggressively inside and outside the regions in which we currently operate. We expect service revenue will increase as new customers become aware of and purchase these services. The ultimate effect on service revenue is unknown at this time.
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
     Claim and claim settlement expenses increased to $7.3 million in the first quarter of 2007 from $7.2 million in the same period in 2006. As a percent of premiums earned, claim and claim settlement expenses increased to 72.2% for the first quarter of 2007 from 66.1% for the first quarter of 2006. These changes are due to the following:

•	We reduced claim and claim settlement expenses by $450,000 in the first quarter of 2007 to reflect favorable claim development for 2006 and prior accident years. The first quarter of 2006 results were reduced by $850,000 to reflect similar experience. Excluding favorable development, claim and claim settlement expenses as a percent of premiums earned increased to 76.6% for the first quarter of 2007 from 73.9% for the first quarter of 2006;

•	Continued improvements in our ability to effectively and efficiently manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2007 as compared to accident year 2006 resulting from general inflationary pressures.
Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:
•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary changes; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Increases (decreases) in premium rates will result in increasing (decreasing) gross premiums earned without a corresponding effect on claim and claim settlement expenses, ultimately affecting claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.
The ultimate effect of these factors on claim and claim settlement expenses is unknown at this time.
Policy Acquisition Costs: Policy acquisition costs are costs directly related to writing insurance policies and consist of commissions, state premium taxes, underwriting personnel costs and expenses, sales and marketing costs and other underwriting expenses, less ceding commissions received from our reinsurers. Ceding commissions are amounts that reinsurers pay to us for placing reinsurance with them.
     The following table summarizes policy acquisition costs (000’s):

	Three months ended
	March 31,
	2007	2006
Commission expense	$799	$845
Premium tax expense	150	150
Other policy acquisition costs	704	799

Direct policy acquisition costs	1,653	1,794

Ceding commissions on excess of loss reinsurance	(428)	(532)

Total policy acquisition costs	$1,225	$1,262

     Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $428,000 in the first quarter of 2007 compared to $532,000 in the first quarter of 2006. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs decreased to $1.7 million in the first quarter of 2007 from $1.8 million in the first quarter of 2006. As a percent of gross premiums earned, direct policy acquisition costs were 13.8% in each of the first quarters of 2007 and 2006. The first three months of 2007 reflect the following:
•	Commission expense increased to 6.7% of gross premiums earned for the three months ended March 31, 2007 from 6.5% for the same period in 2006. The increased commission rates are the result of the increase in our new small account book and other new business in 2007 relative to 2006. We pay higher commission rates on new business than on renewal business. We believe the commission rates we pay are marketplace competitive;

•	Premium tax expense was 1.2% of gross premiums earned for each of the first quarters of 2007 and 2006. We accrue at the indicated state premium tax rates for the jurisdictions in which we operate and adjust prior years’

accruals in the first or second quarter of each year to reflect any retaliatory tax charges or other adjustments that become known when the premium tax returns are completed; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds, fees paid to state rate-making organizations and the net effect of residual market or “pool” activity in the states in which we have operated. Most other policy acquisition costs are not directly related to current period gross premiums earned. Other policy acquisition costs decreased to 5.9% of gross premiums earned in the first quarter of 2007 compared to 6.2% in the first quarter of 2006. We recorded a $58,000 increase in other policy acquisition costs in the first quarter of 2007 reflecting a reapportionment of 2006 mandatory reinsurance pools expense. We recorded a $130,000 increase in other policy acquisition costs in the first quarter of 2006 reflecting a reapportionment of 2005 mandatory reinsurance pools expense. Excluding the mandatory pool reallocation, other policy acquisitions costs increased to 5.4% for the three months ended March 31, 2007 from 5.2% for the same period in 2006.
Policy Acquisition Cost Outlook: We expect that policy acquisition costs in 2007 will be affected by the following:
•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies;

•	Premium tax accrual rates are expected to be approximately 2.0% for the balance of 2007; and

•	Other policy acquisition costs will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.
General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs. All costs associated with our service business are included in general and administrative expenses.
     General and administrative expenses decreased to $3.3 million in the first quarter of 2007 from $3.7 million in the first quarter of 2006. Significant changes include:
•	No bonus expense was incurred in the first quarter of 2007 compared to $398,000 for the same period in 2006;

•	Share-based compensation expense decreased to $65,000 for the first quarter of 2007 compared to $199,000 for the first quarter of 2006; and

•	Service revenue decreased to $1.3 million for the three months ended March 31, 2007 from $1.6 million for the same period in 2006. All costs associated with our service business are included in general and administrative expenses.
General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:
•	Growth in our service revenue will require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future organizational growth and continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2007, if growth opportunities warrant opening a new office, we will evaluate the opportunity as presented; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.
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

     In assessing our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We expect our deferred tax assets at March 31, 2007, to be realized as a result of the future income and the reversal of existing taxable temporary differences.
     Income tax expense for the first quarter of 2007 was $273,000, or 29.6% of income before income taxes, compared to $580,000, or 35.5% of income before income taxes for the same period in 2006. The income tax expense percentages in the three months ended March 31, 2007 and 2006 have been affected by: (i) our income from operations; (ii) changes in taxable net income from our insurance subsidiaries ACIC and BCIC which are subject to only federal income taxes; (iii) decreases in taxable income from our service business which is subject to both federal and state income taxes; (iv) non-deductibility of certain share-based compensation expense; and (v) the amount of municipal bond income we earned.
Income Tax Expense Outlook: Income tax expense for the remainder of 2007 will vary based on: (i) our results from operations; (ii) growth in our service business; (iii) the amount of tax-exempt income we earn; and (iv) the amount of non-deductible share-based compensation expense we incur. The ultimate change is unknown at this time.
Investments
Our portfolios of fixed maturity securities at March 31, 2007 included U.S. Government securities (54.4%), mortgage-backed securities (21.3%), municipal securities (16.4%), commercial paper and certificates of deposit (6.1%) and asset-backed securities (1.8%). Our portfolios are managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. There were no net investment gains or losses realized during the first quarter of 2007 or 2006. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All issues in our portfolio were rated AAA, AA or A1+ at March 31, 2007 and December 31, 2006. We do not invest in derivative securities.
     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio decreased slightly to $110.0 million at March 31, 2007 from $111.1 million at December 31, 2006. Cash and cash equivalents were $18.4 million, $13.9 million and $18.1 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.
     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. At March 31, 2007, we had a $1.2 million net unrealized loss on investments compared to a $1.7 million net unrealized loss at December 31, 2006 and a $2.7 million net unrealized loss at March 31, 2006.
Unpaid Claim and Claim Settlement Expenses
Unpaid claim and claim settlement expenses relate solely to our insurance operations. Our Absentia division and service business do not bear claim risk for its customers and carry no unpaid claim and claim settlement expenses.
     At March 31, 2007, net reserves totaled $74.9 million and included the liability for unpaid claim and claim settlement expenses totaling $151.6 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $76.7 million. The net reserve at December 31, 2006 totaled $75.2 million and included the liability for unpaid claim and claim settlement expenses of $152.3 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $77.1 million.
     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves at March 31, 2007 represent the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred in 2007 and prior years. These reserves reflect our estimates of the total costs of claims that were reported to us, but not yet paid, and the cost of claims that had occurred but had not yet been reported to us. For reported claims, we establish case reserves. For workers’ compensation coverage, case reserves alone are an insufficient measure of the ultimate cost due in part to the nature of the settlement process, the potential for protracted litigation, the ongoing effect of inflation over the long period which medical care will be provided, the potential for workers’ compensation claims to close and subsequently reopen and the incompleteness of facts available at the time the case reserve is established. We establish additional incurred but not reported (IBNR) reserves by first projecting ultimate claim and claim settlement expenses for all claims as determined by using recognized standard loss development methods and techniques. The difference between our projected ultimate cost of claim and claim settlement expenses, reduced by payments, and case-basis reserves is IBNR. IBNR reserves reflect our estimated cost of claims that have not been reported to us and our estimate of the cost of claims that have been reported to us but where the remaining case reserves may be insufficient to cover the remaining cost of the claim and related claim settlement expenses.
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
     Reserve development recognized: It is inherent in a long-tailed line of business that current year estimates of ultimate liability for claim and claim settlement expenses can differ from prior estimates, sometimes materially. The reserve development for 2007 and 2006 has been affected by the following factors:
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

certain classes of business and industries from our book of business. Additionally, we re-emphasized to our customers that they must return workers to light-duty positions when approved by treating physicians and that failure to do so would result in cancellation or non-renewal of their account. An employer’s failure to return workers to light-duty positions results in higher claim and claim settlement expenses for us. These shifts away from certain industries and away from employers that do not comply with our return-to-work policies, changed the nature and frequency of claims that occurred. The resulting data shift continues to emerge in our historical results.
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
     The results for the three months ended March 31, 2007 include a $450,000 decrease in 2006 and prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate of net unpaid indemnity and claim settlement expense for 2006 and prior years decreased as a result of data emergence during the first quarter of 2007. Accident years 2001 to 2006 moved favorably while accident year 1993 moved unfavorably.
     The results for the three months ended March 31, 2006 include an $850,000 decrease in 2005 and prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate of net unpaid indemnity and claim settlement expense for 2005 and prior years decreased as a result of data emergence during the first quarter of 2006. Accident years 2001 to 2005 moved favorably while older accident years moved unfavorably.
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
     Cash provided by operating activities for the three months ended March 31, 2007 was $3.2 million. Cash was provided by net income of $649,000, an increase in accrued expenses and other liabilities of $1.6 million, an increase in unearned premiums, net of premiums receivable of $1.1 million, a decrease in reinsurance recoverables and receivables of $893,000, depreciation and amortization of $123,000 and share-based compensation expense of $65,000, offset by a decrease in unpaid claim and claim settlement expenses of $777,000 and a decrease in other assets of $387,000. Net cash provided by investing activities was $1.5 million due to $5.5 million in proceeds from the maturities of available-for-sale investments and $785,000 in proceeds from principal pay downs of available-for-sale investments offset by $4.7 million in purchases of available-for-sale investments and $15,000 in purchases of furniture and equipment. Net cash used in financing activities was $247,000 due to $292,000 in repurchases of our common stock, offset by $45,000 from the exercise of stock options and other equity-based compensation activity.
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

     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiaries to us. Under Minnesota insurance law regulating the payment of dividends by our insurance subsidiaries, dividends must be paid solely from earned surplus (unassigned funds), as determined in accordance with Statutory Accounting Practices. Further, pursuant to Minnesota legal requirements, any dividends paid which, when combined with other dividends paid within the previous 12-month period, which exceed the greater of 10% of: (1) statutory capital and surplus with regard to policyholders on December 31 of the prior year-end; or (2) 100% of our net income, not including realized capital gains, for the twelve month period ending on December 31 of the preceding year, but does not include any pro rata distributions of any class of the insurer’s own securities, requires the prior approval of the Minnesota Department of Commerce (MDC). For 2007, dividends in excess of $2.5 million would require prior approval of the MDC.
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
     Through March 31, 2007, we had spent $5.4 million to repurchase 655,000 shares under this program. We repurchased 31,000 shares in the first quarter of 2007 for $292,000. No shares were repurchased under this program in the first quarter of 2006. At March 31, 2007, we had a total of $575,000 authorized for additional share re-purchases under the program.
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
     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $2.8 million at March 31, 2007.
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
NAIC Risk-based Capital Standards
The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require computing a risk-based capital amount that is compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk; insurance underwriting risk; credit risk; and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital at March 31, 2007 is substantially in excess of authorized control level risk-based capital.

Regulation
Our insurance subsidiaries are subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At March 31, 2007, ACIC was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Michigan, Indiana, Missouri, Illinois, Kansas, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma. BCIC was licensed in Minnesota and Colorado.
Effect of Recent Accounting Pronouncements
     For a discussion of the effect of recent accounting pronouncements, see Note F to the consolidated financial statements in this Form 10-Q. .
Data Management
We use several proprietary systems developed by us for our operations. These systems include:

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
Forward Looking Statements
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Any forward-looking statement contained herein including statements related to our outlook for the industry and for our performance for the year 2007 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of these forward looking statements should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement:
•	our ability to retain renewing policies and write new business with a B++ (Good, Secure) rating from A.M. Best;

•	adverse changes in the rating assigned to us by A.M. Best;

•	our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services;

•	changes in the pricing environment including those due to the cyclical nature of the property and casualty insurance industry and the effect of competition;

•	the adequacy of our unpaid claim and claim settlement expense reserves, including:
o	the long-tail and potentially volatile nature of workers’ compensation insurance;

o	our ability to accurately predict claim development;

o	our experience with claims frequency and severity;

o	our ability to manage both our existing claims and new claims in an effective manner;

o	medical inflation and medical innovation;

o	the ability of our reinsurers to honor their obligations to us;
•	exposure as to coverage for terrorist acts and our retention under The Terrorism Risk Insurance Extension Act of 2005 (TRIEA) and the potential expiration of TRIEA and the unpredictable nature of such events;

•	our ability to obtain and retain reinsurance at a reasonable cost;

•	our ability to provide our proprietary products and services to customers successfully and profitably;

•	competition and the regulatory environment in which we operate;

•	changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation;

•	investment risk, including those of our portfolio of fixed income securities and interest rate changes;

•	general economic and business conditions;

•	risk factors noted in Part I, Item 1A, of our 2006 Annual Report on Form 10-K; and

•	other factors as noted in our other filings with the Securities and Exchange Commission.
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

Item 1A. RISK FACTORS
     For a discussion of our potential risks or uncertainties, see Part I, Item 1A, of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our 2006 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a)	Sale of unregistered securities

None

(b)	Use of proceeds

Not applicable

(c)	Repurchase of Equity Securities

The table below sets forth information regarding repurchases of our common stock during the periods indicated:

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid Per	Announced Plans or	be Purchased Under
Period	Purchased	Share	Programs	the Plans or Programs
January 1, 2007 — January 31, 2007	21,718	$9.32	21,718	$664,000
February 1, 2007 — February 28, 2007	9,644	9.31	9,644	575,000
March 1, 2007 — March 31, 2007	—	—	—	$575,000

Total	31,362	$9.32	31,362

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

RTW, Inc.

Dated: May 14, 2007	By	/s/ Jeffrey B. Murphy Jeffrey B. Murphy
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2007	By	/s/ Alfred L. LaTendresse Alfred L. LaTendresse
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)