Form 10-Q
period 2007-06-30
RTW INC /MN/
filed 2007-08-14
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
At August 10, 2007, approximately 5,175,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Investments at fair value, amortized cost of $104,971 and $112,746	$102,895	$111,089
Cash and cash equivalents	24,590	13,898
Accrued investment income	973	939
Premiums receivable, less allowance of $83 and $73	2,904	2,367
Service revenue receivable, less allowance of $110 and $130	1,042	1,058
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	76,130	77,168
On paid claim and claim settlement expenses	436	767
Deferred policy acquisition costs	931	800
Furniture and equipment, net	1,552	1,570
Other assets	8,435	8,783

Total assets	$219,888	$218,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$149,384	$152,327
Unearned premiums	8,160	7,432
Accrued expenses and other liabilities	9,854	7,325

Total liabilities	167,398	167,084

Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,175,000 and 5,185,000 shares	18,122	18,284
Retained earnings	35,717	34,148
Accumulated other comprehensive loss	(1,349)	(1,077)

Total shareholders’ equity	52,490	51,355

Total liabilities and shareholders’ equity	$219,888	$218,439

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(Unaudited; in thousands, except share and per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Revenues:
Gross premiums earned	$12,004	$13,193	$24,018	$26,181
Premiums ceded	(1,954)	(2,150)	(3,872)	(4,302)

Premiums earned	10,050	11,043	20,146	21,879
Investment income	1,370	1,324	2,712	2,629
Service revenue	1,230	1,752	2,548	3,320

Total revenues	12,650	14,119	25,406	27,828

Expenses:
Claim and claim settlement expenses	6,852	7,323	14,140	14,482
Policy acquisition costs	1,143	1,298	2,368	2,560
General and administrative expenses	3,501	3,333	6,822	6,987

Total expenses	11,496	11,954	23,330	24,029

Income before income taxes	1,154	2,165	2,076	3,799

Income tax expense	336	731	609	1,311

Net income	$818	$1,434	$1,467	$2,488

Net income per share:
Basic income per share	$0.16	$0.27	$0.28	$0.46

Diluted income per share	$0.15	$0.26	$0.28	$0.45

Weighted average shares outstanding:
Basic shares outstanding	5,171,000	5,346,000	5,168,000	5,397,000

Diluted shares outstanding	5,291,000	5,538,000	5,295,000	5,585,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
(Unaudited, in thousands)

	For the six months
	ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,467	$2,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	294	167
Equity-based compensation expense	96	232
Changes in assets and liabilities:
Reinsurance recoverables	1,369	1,569
Unpaid claim and claim settlement expenses	(2,943)	(3,216)
Unearned premiums, net of premiums receivable	191	980
Accrued expenses and other liabilities	2,529	(859)
Other, net	334	(1,434)

Net cash provided by (used in) operating activities	3,337	(73)

Cash flows from investing activities:
Maturities of available-for-sale investments	12,740	19,574
Proceeds from principal pay downs of available-for-sale investments	1,674	1,523
Purchases of available-for-sale investments	(6,672)	(19,542)
Purchases of furniture and equipment	(243)	(221)

Net cash provided by investing activities	7,499	1,334

Cash flows from financing activities:
Repurchase of common stock	(292)	(2,025)
Excess tax benefits from equity-based compensation	12	12
Issuance of common stock under the Employee Stock Purchase Plan	93	150
Stock options exercised, including tax benefits	43	72

Net cash used in financing activities	(144)	(1,791)

Net increase (decrease) in cash and cash equivalents	10,692	(530)

Cash and cash equivalents at beginning of year	13,898	21,914

Cash and cash equivalents at end of period	$24,590	$21,384

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes	$(275)	$701

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
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
NOTE B — STOCK OPTIONS AND STOCK-BASED BENEFIT PLANS
We have stock-based compensation plans, including the RTW, Inc. 1995 Employee Stock Purchase Plan and Trust (ESPP), the 1994 Stock Plan and the 2005 Stock Plan, for our directors, officers and certain employees. The ESPP provides employees the opportunity to purchase shares of our stock at 85% of the fair value based on the lesser of the beginning or ending share price for each plan year as set forth in the plan. The 1994 Stock Plan and 2005 Stock Plan permit the grant of stock-based awards as determined by the Compensation Committee of our Board of Directors (the Comp. Committee). Option price, option term, vesting provisions and other limits and restrictions are determined at the time of grant by the Comp. Committee. Non-qualified options are granted at fair market value. Incentive stock options (as defined in section 422 of the Internal Revenue Code) must be granted at not less than the fair market value of our stock on the date of grant.
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
Stock Option Pricing — The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was estimated based on the historical volatility of our stock over a period of years equal to the expected life of the options. The average expected life was estimated based on an analysis of our historical exercise and forfeiture activity. The risk-free interest rate is based on U.S. Treasury issues with a remaining term which approximates the expected life. We have never paid a dividend. No stock options were granted during the six month period ended June 30, 2007. The following assumptions were used in estimating the fair value of options on grant date for the three and six month periods ended June 30, 2006:

	For the three months	For the six months
	ended June 30, 2006	ended June 30, 2006
Expected stock price volatility	38% to 46%	38% to 46%
Expected life of options (in years)	1 to 3.5 years	1 to 3.5 years
Risk-free interest rate	4.95% to 5.05%	4.66% to 5.05%
     We recognized share-based compensation expense under general and administrative expenses, where the option holders’ compensation cost is reported, for all three plans as follows (in 000’s):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Stock-based compensation (expense)	$(31)	$(34)	$(96)	$(232)
Income tax benefit	4	6	12	12

Net effect on net income	$(27)	$(28)	$(84)	$(220)

Effect on basic and diluted income per share	$(.01)	$(.01)	$(.02)	$(.04)

     At June 30, 2007, the total pre-tax compensation cost related to non-vested stock option awards under the ESPP, 1994 Stock Plan and the 2005 Stock Plan but not yet recognized was $148,000. Compensation expense is recognized on a straight-line basis over the vesting period of the options. Accordingly, we anticipate that we will recognize approximately $75,000, $57,000, and $16,000 of incremental compensation expense during the remainder of 2007, 2008 and 2009, respectively, related to unvested awards outstanding at June 30, 2007.
NOTE C — COMPREHENSIVE INCOME
Comprehensive income includes unrealized gains and losses on available-for-sale investments. All components of comprehensive income are recorded net of related income taxes. Comprehensive income consists of the following (in 000’s):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$818	$1,434	$1,467	$2,488
Other comprehensive loss:
Change in net unrealized loss on investments	(555)	(497)	(272)	(1,106)

Comprehensive income	$263	$937	$1,195	$1,382

NOTE D — INVESTMENT SECURITIES AVAILABLE FOR SALE
The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2007:
U.S. government securities	$57,384	$3	$(967)	$56,420
Commercial paper	1,970	—	—	1,970
Certificates of deposit	2,500	—	—	2,500
Asset-backed securities	1,943	—	(60)	1,883
Mortgage-backed securities	22,811	33	(675)	22,169
Municipal securities	18,363	—	(410)	17,953

Total investments	$104,971	$36	$(2,112)	$102,895

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2006:
U.S. government securities	$60,389	$64	$(959)	$59,494
Commercial paper	7,446	—	—	7,446
Asset-backed securities	2,007	—	(53)	1,954
Mortgage-backed securities	24,441	93	(407)	24,127
Municipal securities	18,463	—	(395)	18,068

Total investments	$112,746	$157	$(1,814)	$111,089

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
NOTE E — INCOME TAXES
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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdiction as of June 30, 2007. We recognized no interest and penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2007.
NOTE F — RECENT ACCOUNTING PRONOUNCEMENTS
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements for similar assets and liabilities measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The effect of the adoption of FAS 159 on our consolidated financial condition and results of operations will depend on the nature and extent of items elected to be measured at fair value upon our initial application of the standard in the first quarter of 2008.
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by electing a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We only issue workers’ compensation insurance policies that are a statutory coverage and are not subject to internal replacement or modification in product benefits, features, rights or coverage. Accordingly, the adoption of SOP 05-1 did not have a material effect on the consolidated financial statements.

NOTE G — SEGMENT INFORMATION
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
     The following tables summarize the components of our revenues and income (loss) before income taxes and net income (loss) by reportable business segment (amounts in 000’s):

	For the three months ended June 30, 2007
			Corporate,
			Eliminations
	Insurance	Service	and Other	Consolidated
REVENUES:
Premiums earned	$10,050	$—	$—	$10,050
Investment income	1,388	26	(44)	1,370
Service revenue	—	1,230	—	1,230
Inter-segment revenue	—	2,456	(2,456)	—

Total operating revenues	$11,438	$3,712	$(2,500)	$12,650

Income before income taxes	$1,547	$1,426	$(1,819)	$1,154

Net income	$1,061	$862	$(1,105)	$818

	For the three months ended June 30, 2006
			Corporate,
			Eliminations
	Insurance	Service	and Other	Consolidated
REVENUES:
Premiums earned	$11,043	$—	$—	$11,043
Investment income	1,363	—	(39)	1,324
Service revenue	—	1,752	—	1,752
Inter-segment revenue	—	2,704	(2,704)	—

Total operating revenues	$12,406	$4,456	$(2,743)	$14,119

Income before income taxes	$1,397	$1,805	$(1,037)	$2,165

Net income	$962	$1,122	$(650)	$1,434

	For the six months ended June 30, 2007
			Corporate,
			Eliminations
	Insurance	Service	and Other	Consolidated
REVENUES:
Premiums earned	$20,146	$—	$—	$20,146
Investment income	2,776	26	(90)	2,712
Service revenue	—	2,548	—	2,548
Inter-segment revenue	—	4,942	(4,942)	—

Total operating revenues	$22,922	$7,516	$(5,032)	$25,406

Income before income taxes	$2,625	$2,757	$(3,306)	$2,076

Net income	$1,812	$1,668	$(2,013)	$1,467

	For the six months ended June 30, 2006
			Corporate,
			Eliminations
	Insurance	Service	and Other	Consolidated
REVENUES:
Premiums earned	$21,879	$—	$—	$21,879
Investment income	2,711	—	(82)	2,629
Service revenue	—	3,320	—	3,320
Inter-segment revenue	—	5,401	(5,401)	—

Total operating revenues	$24,590	$8,721	$(5,483)	$27,828

Income before income taxes	$2,754	$3,191	$(2,146)	$3,799

Net income	$1,898	$1,996	$(1,406)	$2,488

The following table summarizes identifiable assets by reportable business segment:

	June 30,	December 31,
	2007	2006
Insurance	$209,623	$210,133
Service	5,890	3,140

Total identifiable assets by reportable business segment	215,513	213,273
Corporate	4,375	5,166

Consolidated total assets	$219,888	$218,439

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company: RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation. Our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC), and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC), offer guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado with expanding operations in 15 additional states. Our Absentia® division provides services to: (i) self-insured employers on a fee-for-service basis; (ii) state-sponsored assigned risk plans on a percent of premium basis; (iii) other insurance companies; and (iv) agents and employers on a consulting basis, charging hourly fees. ACIC is licensed in twenty-three states and BCIC is licensed in two, Minnesota and Colorado. Collectively, “we,” “our” and “us” refer to RTW, ACIC, BCIC and Absentia in this document.
     We developed two proprietary systems to manage disability: (i) ID15®, designed to quickly identify those injured employees who are likely to become inappropriately dependent on disability system benefits; and (ii) RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. Our insurance subsidiaries are domiciled in Minnesota. Absentia provides services for its customers in over 30 states.
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
     On May 14, 2007, A.M. Best Co. (Best) affirmed the financial strength rating of ACIC and BCIC of B++ (Very Good). The outlook for both ratings is positive. The ratings reflect our improved capitalization and profitability over the last five years. ACIC increased its statutory capital and surplus to $48.2 million at June 30, 2007 from $46.6 million at December 31, 2006 and $43.6 million at December 31, 2005 as a result of profitability in 2007 and 2006. We believe that our “B++” rating may create a barrier in certain circumstances for us as there are agents and employers that will only conduct business with insurers rated “A-” or better.
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
Financial Summary
This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. and its subsidiaries. This review should be read in conjunction with our consolidated financial statements and notes thereto at June 30, 2007 and December 31, 2006 and the three and six-month periods ended June 30, 2007 and 2006.

     The following table provides an overview of our key operating results (amounts in 000’s, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross premiums earned	$12,004	$13,193	$24,018	$26,181
Premiums earned	10,050	11,043	20,146	21,879
Service revenue	1,230	1,752	2,548	3,320
Total revenues	12,650	14,119	25,406	27,828
Claim and claim settlement expenses	6,852	7,323	14,140	14,482
Net income	818	1,434	1,467	2,488
Diluted income per share	$0.15	$0.26	$0.28	$0.45
     We reported net income of $818,000 in the second quarter of 2007 compared to net income of $1.4 million in the second quarter of 2006 and reported net income of $1.5 million for the six months ended June 30, 2007 compared to $2.5 million for the same period in 2006. Diluted net income per share was $0.15 and $0.26 in the second quarter of 2007 and 2006, respectively, and was $0.28 for the six months ended June 30, 2007 compared to $0.45 for the same period in 2006. The primary factors affecting our 2007 operating results included the following:
•	Our gross premiums earned decreased to $12.0 million in the second quarter of 2007 from $13.2 million in the second quarter of 2006 and decreased to $24.0 million for the six months ended June 30, 2007 compared to $26.2 million for the same period of 2006. Premiums in force decreased from June 30, 2006 to June 30, 2007 as we focused on maintaining adequate pricing and declined business where we could not get a price that gave us an appropriate opportunity to earn a profit. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased to $10.1 million and $20.1 million, respectively, for the three and six months ended June 30, 2007 from $11.0 million and $21.9 million for the same periods of 2006 reflecting the decrease in premiums in force from the comparable 2006 period partially offset by a decrease in premiums ceded;

•	Service revenue decreased to $1.2 million and $2.5 million, respectively, for the three and six months ended June 30, 2007 compared to $1.8 million and $3.3 million for the comparable periods of 2006 as a result of a 33 percent decline in revenue from the Minnesota Assigned Risk Plan (ARP). See further discussion under “Service Revenue”; and

•	Claim and claim settlement expenses decreased to $6.9 million in the second quarter of 2007 from $7.3 million for the same period of 2006 and decreased to $14.1 million for the six months ended June 30, 2007 from $14.5 million for the same period in 2006. Favorable development for prior accident years reduced claim and claim settlement expenses by $600,000 and $1.1 million, respectively, for the three and six months ended June 30, 2007 compared to $750,000 and $1.6 million for the same periods of 2006. Excluding the effects of favorable development, claim and claim settlement expenses decreased as we decreased our gross premiums earned, offset by inflation in claim costs. See further discussion under “Claim and Claim Settlement Expenses”.
     We expect to grow premiums in force opportunistically through the remainder of 2007 as we expand to areas outside our traditional markets. We also anticipate that premium rates will decrease in 2007 as the markets in which we operate continue to become more competitive. We will focus on insurance profitability by: (i) writing new business in niches that are less sensitive to soft market pricing; (ii) aggressively managing and closing claims; (iii) reviewing policy profitability at renewal and removing unprofitable accounts; and (iv) aggressively managing policy acquisition costs.
     We expect service revenue from the ARP to decrease in the second half of 2007 from levels in the first half of 2007 and we expect that other service revenue will increase in the second half of 2007 as we continue to provide services to current customers and add new customers.
     In the following pages, we discuss the operating results for the three and six month periods ended June 30, 2007 and 2006 for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.

Results of Operations
REVENUES: Total revenues include premiums earned, investment income and service revenue. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross premiums earned	$12,004	$13,193	$24,018	$26,181
Premiums ceded	(1,954)	(2,150)	(3,872)	(4,302)

Premiums earned	10,050	11,043	20,146	21,879
Investment income	1,370	1,324	2,712	2,629
Service revenue	1,230	1,752	2,548	3,320

Total revenues	$12,650	$14,119	$25,406	$27,828

	July 1,		December 31,
	2007	2006	2006
Total premiums in force	$48,400	$51,700	$47,500

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
     Our premiums in force increased to $48.4 million at July 1, 2007 from $47.5 million at December 31, 2006 and decreased from $51.7 million at July 1, 2006. Premiums in force at July 1, 2007 are lower than at July 1, 2006 because we focused on maintaining adequate pricing and declined business where we could not get a price that gave us an appropriate opportunity to earn a profit. We are in the midst of a soft insurance market cycle, characterized by increased competition and decreasing prices, in the markets in which we write premiums. We write to achieve an expected profit, no matter what our competitors do.
     Our gross premiums earned decreased to $12.0 million in the second quarter of 2007 from $13.2 million in the second quarter of 2006 due primarily to the decrease in premiums in force.
     Renewal premium rates decreased 7.3% in the first six months of 2007 compared to a decrease of 6.0% in the first six months of 2006. These decreases reflect heightened price competition due to the soft insurance market cycle in the markets in which we write premiums.
Premiums Ceded: Reinsurance agreements enable us to share certain risks with other insurance companies. We purchase reinsurance to protect us from potential losses in excess of the level we are willing to accept. We expect the companies to which we have ceded reinsurance to honor their obligations. In the event that these companies are unable to honor their obligations to us, we will be required to pay the underlying obligations ourselves. We report the amounts due to us from reinsurers as assets on our Consolidated Balance Sheets as “Reinsurance recoverables.” We are not aware of any developments with respect to any of our reinsurers that would result in our reinsurance recoverables becoming uncollectible.
     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA) and we purchase additional coverage below WCRA levels from three other reinsurers. We purchased reinsurance for 2007 in our non-Minnesota regions from three reinsurers. The following table summarizes our reinsurance coverage for 2007 and 2006 (all losses ceded on a per occurrence basis):

	Covers losses per occurrence:
	In excess of:	Limited to:
Minnesota:
2007 WCRA	$400,000	Statutory limit
Various reinsurers	$200,000	$400,000

2006 WCRA	$390,000	Statutory limit
Various reinsurers	$200,000	$390,000

Other States:
2007 Various reinsurers	$200,000	$20.0 million,
		excluding acts
		of terrorism

2006 Various reinsurers	$200,000	$20.0 million,
		excluding acts
		of terrorism
     Premiums ceded to reinsurers were $2.0 million in the second quarter of 2007 compared to $2.2 million in the second quarter of 2006 and $3.9 million and $4.3 million for the first six months of 2007 and 2006, respectively. The decrease in premiums ceded in 2007 corresponds to the decrease in gross premiums earned. As a percent of gross premiums earned, premiums ceded were 16.3% for the three month periods ended June 30, 2007 and 2006 and decreased to 16.1% for the six months ended June 30, 2007 compared to 16.4% for the same period in 2006. The decrease in premiums ceded as a percent of gross premiums earned for the six month periods reflects lower rates for reinsurance in 2007 and a relative shift in business to Minnesota, where we pay lower reinsurance rates than the rates we are charged for other states’ risks.
Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2007 include the following factors:
•	We expect increased price competition in the markets in which we operate, which will exert downward pressure on premium pricing on new and renewal policies as national and regional carriers focus on writing and retaining workers’ compensation insurance. We expect to add new agency relationships in 2007 and terminate some that are not performing as expected. We expect growth in premiums in force in the second half of 2007 as we expand our underwriting niche including small accounts and association business, write multi-state policies and begin leveraging unused licenses;

•	Our 2007 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	We continue to limit our exposure to large losses by purchasing excess of loss reinsurance for losses in excess of $200,000 in all our regions in 2007. A shift in our premiums earned to higher reinsurance cost states would increase premiums ceded as a percent of gross premiums earned for the remainder of 2007.
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
     Investment income was $1.4 million and $2.7 million for the three and six months ended June 30, 2007, respectively, compared to $1.3 million and $2.6 million for the comparable periods in 2006. Our investment portfolio decreased slightly to $102.9 million at June 30, 2007 compared to $104.0 million at June 30, 2006. Our average book investment yield was 4.4% at June 30, 2007 compared to 4.2% at June 30, 2006. Cash and cash equivalents were $24.6 million at June 30, 2007 compared to $13.9 million at December 31, 2006 and $21.4 million at June 30, 2006. The investment income realized in future periods will be affected by yields attained on current and new investments.
Investment Income Outlook: We expect that income from our investment portfolio for the remainder of 2007 will be affected by the following:

•	We expect intermediate to long-term interest rates to vary only slightly in 2007. The timing of any such rate changes is unknown at this time;

•	We expect that short-term interest rates on cash and cash equivalents will fluctuate for the remainder of 2007;

•	Our investment in tax-exempt municipal bonds will reduce net investment income and favorably affect net income as investment yields will be lower on a pre-tax basis but will be higher on a tax-adjusted basis;

•	Cash flows for 2007 will be affected by decreases in cash flows resulting from claim payments on claims from 2006 and prior years, offset by cash flows from our premiums and service revenue;

•	Recognition of realized investment gains and losses will depend on sales of our investments, if any, to meet our short-term cash requirements or as we reposition our portfolio to further manage our portfolio returns. We do not anticipate selling any securities in 2007; and

•	New and re-negotiated reinsurance treaties may affect our future cash flow and future net investment income.
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
     Service revenue decreased to $1.2 million and $2.5 million, respectively, for the three and six month periods ended June 30, 2007 compared to $1.8 million and $3.3 million for the comparable periods of 2006 as revenue from the Minnesota Assigned Risk Plan (ARP) declined 33 percent in the six months ended June 30, 2007 compared to the same period in 2006. The total premium in force in the ARP at June 30, 2007 was approximately $50.6 million, which decreased from $63.1 million at December 31, 2006 and $71.2 million at June 30, 2006.
Service Revenue Outlook: Service revenue for the remainder of 2007 will be affected by the following:
•	We expect that total annual premium in the ARP will continue to decrease during 2007, which will exert downward pressure on our service revenue; and

•	We continue to market our services aggressively inside and outside the regions in which we currently operate. Although we expect service revenue will increase as new customers become aware of and purchase these services, we cannot currently predict timing or level of service revenue increase.
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
     Claim and claim settlement expenses decreased to $6.9 million and $14.1 million for the three and six month periods ended June 30, 2007 from $7.3 million and $14.5 million for the same periods in 2006. As a percent of premiums earned, claim and claim settlement expenses increased to 68.2% and 70.2% for the three and six month periods ended June 30, 2007, respectively, compared to 66.3% and 66.2% for the same periods in 2006, respectively. These changes are due to the following:
•	We recognized favorable development of our net claim and claim settlement reserves and reduced claim and claim settlement expenses by $600,000 and $1.1 million, respectively, for the three and six months ended June 30, 2007 for accidents that occurred in 2006 and prior years. We reduced claim and claim settlement expense $750,000 and $1.6 million for the same periods of 2006 to reflect favorable claim development for accidents that occurred in 2005 and prior years. Excluding favorable development, claim and claim settlement expenses as a percent of premiums earned increased to 74.1% and 75.4% for the three and six month periods ended June 30, 2007, respectively, compared to 73.1% and 73.5% for the same periods in 2006, respectively;
•	Continued improvements in our ability to effectively and efficiently manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2007 as compared to accident year 2006 resulting from general inflationary pressures.
Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:
•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary pressures; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Decreases in premium rates will result in decreasing gross premiums earned without a corresponding effect on claim and claim settlement expenses, ultimately affecting claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.
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
The following table summarizes policy acquisition costs (000’s):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Commission expense	$654	$869	$1,453	$1,714
Premium tax expense	247	273	396	423
Other policy acquisition costs	670	693	1,374	1,493

Direct policy acquisition costs	1,571	1,835	3,223	3,630

Ceding commissions on excess of loss reinsurance	(428)	(537)	(855)	(1,070)

Total policy acquisition costs	$1,143	$1,298	$2,368	$2,560

     Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $428,000 and $855,000 for the three and six month periods ending June 30, 2007 compared to $537,000 and $1.1 million for the comparable periods of 2006. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs decreased to $1.6 million and $3.2 million for the three and six month periods ended June 30, 2007 from $1.8 million and $3.6 million for the same periods of 2006. As a percent of gross premiums earned, direct policy acquisition costs were 13.1% and 13.4% for the three and six month periods ended June 30, 2007 compared to 13.9% for each of the comparable periods in 2006. These reflect the following:
•	Commission expense decreased to 5.4% and 6.1% of gross premiums earned for the three and six month periods ended June 30, 2007, respectively, from 6.6% in the same three and six month periods of 2006. The decreased commission rates in the three and six month periods ended June 30, 2007 are the result of an adjustment to our accrued commission liability related to expired policies in the second quarter of 2007. This decrease was offset slightly by the increase in our new small account book and other new business in

2007 compared to 2006. We pay higher commission rates on new business than on renewal business. We believe the commission rates we pay are marketplace competitive;

•	Premium tax expense was 2.1% and 1.6% of gross premiums earned for the three and six month periods ended June 30, 2007 and 2006, respectively. We accrue at the indicated state premium tax rates for the jurisdictions in which we operate and adjust prior years’ accruals in the first or second quarter of each year to reflect any retaliatory tax charges or other adjustments that become known when the premium tax returns are completed; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds, fees paid to state rate-making organizations and the net effect of residual market or “pool” activity in the states in which we have operated. Other policy acquisition costs were 5.6% and 5.3% for the three month periods ended June 30, 2007 and 2006, respectively, and were 5.7% of gross premiums earned for the six month periods ended June 30, 2007 and 2006.
Policy Acquisition Cost Outlook: We expect that policy acquisition costs for the balance of 2007 will be affected by the following:
•	Our commission expense will continue to be affected by how much new business we write relative to renewal business as we pay higher commissions on new policies;

•	Premium tax accrual rates are expected to be approximately 2.0% for the balance of 2007; and

•	Other policy acquisition costs will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.
General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs. All costs associated with our service business are included in general and administrative expenses.
     General and administrative expenses increased to $3.5 million for the quarter ended June 30, 2007 from $3.3 million for the same quarter of 2006, and decreased to $6.8 million for the six months ended June 30, 2007 from $7.0 million for the comparable period of 2006. The first six months of 2007 reflect the following:
•	No bonus expense was incurred in the first six months of 2007 compared to $388,000 for the same period in 2006, recorded entirely in the first three months of 2006;

•	Share-based compensation expense decreased to $31,000 and $96,000 for the three and six month periods ended June 30, 2007, respectively, compared to $34,000 and $232,000 for the same periods in 2006, respectively; and

•	Excluding bonus and share-based compensation expense, other general and administrative personnel expenses increased to $3.5 million and $6.7 million for the three and six month periods ended June 30, 2007 compared to $3.3 million and $6.4 million for the same periods in 2006, respectively, reflecting increases in headcount, salary levels and benefit costs.
General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:
•	In July 2007, we reduced operating expenses and expect that effort to favorably affect general and administrative expenses in our insurance and service operations by more than $1.2 million annually;

•	Growth in our service revenue may require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future organizational growth and continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2007, if growth opportunities warrant opening a new office, we will evaluate the opportunity as presented; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.

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
     In assessing our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We expect our deferred tax assets at June 30, 2007, to be realized as a result of the future income and the reversal of existing taxable temporary differences.
     Income tax expense for the second quarter of 2007 was $336,000, or 29.1% of income before income taxes, compared to $731,000, or 33.8% of income before income taxes for the same period in 2006. Income tax expense for the six months ended June 30, 2007 was $609,000, or 29.3% of income before income taxes, compared to $1.3 million, or 34.5% of income before income taxes for the same period in 2006. The income tax expense percentages in the three and six months ended June 30, 2007 and 2006 have been affected by: (i) our income from operations; (ii) changes in taxable net income from our insurance subsidiaries ACIC and BCIC which are subject to only federal income taxes; (iii) decreases in taxable income from our service business which is subject to both federal and state income taxes; (iv) non-deductibility of certain share-based compensation expense; and (v) the amount of municipal bond income we earned.
Income Tax Expense Outlook: Income tax expense for the remainder of 2007 will vary based on: (i) our results from insurance and service operations; (ii) growth in our service business; (iii) the amount of tax-exempt income we earn; and (iv) the amount of non-deductible share-based compensation expense we incur. The ultimate change is unknown at this time.
Investments
Our portfolios of fixed maturity securities at June 30, 2007 included U.S. Government securities (54.8%), mortgage-backed securities (21.6%), municipal securities (17.4%), commercial paper and certificates of deposit (4.4%) and asset-backed securities (1.8%). Our portfolios are managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. There were no net investment gains or losses realized during 2007 or 2006. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All issues in our portfolio were rated AAA, AA or A1+ at June 30, 2007 and December 31, 2006. We do not invest in derivative securities.
     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio decreased to $102.9 million at June 30, 2007 from $111.1 million at December 31, 2006. Cash and cash equivalents were $24.6 million, $13.9 million and $21.4 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Cash and cash equivalents includes investments whose stated maturity at the time of purchase is three months or less.
     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. At June 30, 2007, we had a $2.1 million net unrealized loss on investments compared to a $1.7 million net unrealized loss at December 31, 2006 and a $3.5 million net unrealized loss at June 30, 2006.

Unpaid Claim and Claim Settlement Expenses
Unpaid claim and claim settlement expenses relate solely to our insurance operations. Our Absentia division and service business do not bear claim risk for its customers and carry no unpaid claim and claim settlement expenses.
     At June 30, 2007, net reserves totaled $73.3 million and included the liability for unpaid claim and claim settlement expenses totaling $149.4 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $76.1 million. The net reserve at December 31, 2006 totaled $75.2 million and included the liability for unpaid claim and claim settlement expenses of $152.3 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $77.1 million.
     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves at June 30, 2007 represent the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred in 2007 and prior years. These reserves reflect our estimates of the total costs of claims that were reported to us, but not yet paid, and the cost of claims that had occurred but had not yet been reported to us. For reported claims, we establish case reserves. For workers’ compensation coverage, case reserves alone are an insufficient measure of the ultimate cost due in part to the nature of the settlement process, the potential for protracted litigation, the ongoing effect of inflation over the long period which medical care will be provided, the potential for workers’ compensation claims to close and subsequently reopen and the incompleteness of facts available at the time the case reserve is established. We establish additional incurred but not reported (IBNR) reserves by first projecting ultimate claim and claim settlement expenses for all claims as determined by using recognized standard loss development methods and techniques. The difference between our projected ultimate cost of claim and claim settlement expenses, reduced by payments, and case-basis reserves is IBNR. IBNR reserves reflect our estimated cost of claims that have not been reported to us and our estimate of the cost of claims that have been reported to us but where the remaining case reserves may be insufficient to cover the remaining cost of the claim and related claim settlement expenses.
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

     Reserve development recognized: It is inherent in a long-tailed line of business that current year estimates of ultimate liability for claim and claim settlement expenses can differ from prior estimates, sometimes materially. The reserve development for 2007 and 2006 has been affected by the following factors:
•	Effect of variability of results on estimation process. The frequency and severity of claims will vary by year. Actual emergence will vary by year. Adverse frequency, severity and emergence affect actuarial judgments more rapidly than a corresponding favorable event;

•	Procedural changes. We regularly review and adjust internal processes and procedures with the intent of becoming more effective and efficient in our claims adjudication. The effect of these changes will not be discernable in our data patterns for a minimum of two years. Favorable and unfavorable claim results will be recognized in the short-run prior to the actuaries being comfortable in adjusting the long-term development patterns; and

•	Re-underwriting our book of business. Beginning in 2000 and continuing today, we deliberately eliminated certain classes of business and industries from our book of business. Additionally, we re-emphasized to our customers that they must return workers to light-duty positions when approved by treating physicians and that failure to do so would result in cancellation or non-renewal of their account. An employer’s failure to return workers to light-duty positions results in higher claim and claim settlement expenses for us. These shifts away from certain industries and away from employers that do not comply with our return-to-work policies changed the nature and frequency of claims that occurred. The resulting data shift continues to emerge in our historical results.
     We feel that it is impractical, if not impossible, to separate and quantify the effect of any of the above mentioned factors during any period. Additionally, as a long-tailed line of insurance business, workers’ compensation insurance is affected by additional, previously enumerated factors, most of which are not subject to strict quantification. We do not believe that a more “sophisticated” analysis would be cost beneficial or provide credible information to management or the reader. Events such as significant law changes that directly affect reserves will be identified and quantified as they occur.
     The results for the three and six months ended June 30, 2007 include decreases of $600,000 and $1.1 million, respectively, in 2006 and prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate of net unpaid indemnity and claim settlement expense for 2006 and prior years decreased as a result of data emergence during the first six months of 2007. Accident years 2004 to 2006 and 1995 to 1997 moved favorably while the remaining accident years, in aggregate, moved unfavorably.
     The results for the three and six months ended June 30, 2006 include decreases of $850,000 and $1.6 million, respectively, in 2005 and prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate of net unpaid indemnity and claim settlement expense for 2005 and prior years decreased as a result of data emergence during the first six months of 2006. Accident years 2001 to 2005 moved favorably while older accident years moved unfavorably.
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

     Cash provided by operating activities for the six months ended June 30, 2007 was $3.3 million. Cash was provided by net income of $1.5 million, an increase in accrued expenses and other liabilities of $2.5 million, a decrease in reinsurance recoverables and receivables of $1.4 million, a decrease in other assets of $348,000, depreciation and amortization of $294,000, an increase in unearned premiums, net of premiums receivable of $191,000 and equity-based compensation expense of $96,000, offset by a decrease in unpaid claim and claim settlement expenses of $2.9 million. Net cash provided by investing activities was $7.5 million due to $12.7 million in proceeds from the maturities of available-for-sale investments and $1.7 million in proceeds from principal pay downs of available-for-sale investments offset by $6.7 million in purchases of available-for-sale investments and $243,000 in purchases of furniture and equipment. Net cash used in financing activities was $144,000 due to $292,000 in repurchases of our common stock, offset by $148,000 from the exercise of stock options and other equity-based compensation activity.
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
     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiaries to us. Under Minnesota insurance law regulating the payment of dividends by our insurance subsidiaries, dividends must be paid solely from earned surplus (unassigned funds), as determined in accordance with Statutory Accounting Practices. Further, pursuant to Minnesota legal requirements, any dividends paid which, when combined with other dividends paid within the previous 12-month period, which exceed the greater of: (1) 10% of statutory capital and surplus with regard to policyholders on December 31 of the prior year-end; or (2) 100% of our net income, not including realized capital gains, for the twelve month period ending on December 31 of the preceding year, but does not include any pro rata distributions of any class of the insurer’s own securities, requires the prior approval of the Minnesota Department of Commerce (MDC). For 2007, dividends in excess of $2.5 million would require prior approval of the MDC.
     At June 30, 2007, investments with a market value of $15.3 million and cash and cash equivalents of $1.2 million were held as statutory deposits and pledged as collateral, and investments with a market value of $500,000 and cash and cash equivalents of $2.9 million were pledged as collateral against letters of credit. Amounts pledged as collateral do not currently have an adverse effect on our liquidity because the amount currently pledged is small compared to our overall investments and cash and cash equivalent position. We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations and capital expenditures for the next twelve months.
Repurchase of Common Stock
In September 1998, our Board authorized us to repurchase, from time-to-time pursuant to the program and depending on market conditions, up to $4.0 million of common stock. On May 1, 2006, our Board authorized a $1.0 million increase in the share repurchase program to $5.0 million and further authorized another $1.0 million increase to $6.0 million on October 25, 2006.
     Through June 30, 2007, we had spent $5.4 million to repurchase 655,000 shares under this program. We repurchased 31,000 shares in the first quarter of 2007 for $292,000. At June 30, 2007, we had a total of $575,000 authorized for additional share repurchases under the program.
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

     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $2.7 million at June 30, 2007.
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
NAIC Risk-based Capital Standards
The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require computing a risk-based capital amount that is compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk; insurance underwriting risk; credit risk; and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital at June 30, 2007 is substantially in excess of authorized control level risk-based capital.
Regulation
Our insurance subsidiaries are subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At June 30, 2007, ACIC was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Michigan, Indiana, Missouri, Illinois, Kansas, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas and Oklahoma. BCIC was licensed in Minnesota and Colorado.
Effect of Recent Accounting Pronouncements
For a discussion of the effect of recent accounting pronouncements, see Note F to the consolidated financial statements in this Form 10-Q.
Data Management
We use several proprietary systems we developed for our operations. These systems include:

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
•	our ability to retain renewing policies and write new business with a B++ (Very Good, Secure) rating from A.M. Best;

•	adverse changes in the rating assigned to us by A.M. Best;

•	our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services;

•	changes in the pricing environment including those due to the cyclical nature of the property and casualty insurance industry and the effect of competition;

•	the adequacy of our unpaid claim and claim settlement expense reserves, including:
o	the long-tail and potentially volatile nature of workers’ compensation insurance;

o	our ability to accurately predict claim development;

o	our experience with claims frequency and severity;

o	our ability to manage both our existing claims and new claims in an effective manner;

o	medical inflation and medical innovation; and

o	the ability of our reinsurers to honor their obligations to us;
•	exposure as to coverage for terrorist acts and our retention under The Terrorism Risk Insurance Extension Act of 2005 (TRIEA) and the potential expiration of TRIEA and the unpredictable nature of such events;

•	our ability to obtain and retain reinsurance at a reasonable cost;

•	our ability to provide our proprietary products and services to customers successfully and profitably;

•	competition and the regulatory environment in which we operate;

•	changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation;

•	investment risk, including those of our portfolio of fixed income securities and interest rate changes;

•	general economic and business conditions;

•	risk factors noted in Part I, Item 1A, of our 2006 Annual Report on Form 10-K; and

•	other factors as noted in our other filings with the Securities and Exchange Commission.
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
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
In the ordinary course of administering our workers’ compensation programs, we are routinely involved in the adjudication of claims resulting from workplace injuries. We are not involved in any other legal or administrative proceedings that we believe are likely to have a material adverse effect on our financial condition or results of operations.
Item 1A. RISK FACTORS
For a discussion of our potential risks or uncertainties, see Part I, Item 1A, of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our 2006 Annual Report on Form 10-K.
     At June 30, 2007, we had $22.2 million (fair value) in mortgage-backed securities included in our fixed-maturity portfolio. All our long-term investment securities, including our mortgage-backed securities, carry a credit quality of AAA, AA, or A1+ from Standard & Poors. Although we have not invested in any sub prime mortgage securities and do not intend in the future, there can be no assurance that events in the sub prime mortgage sector will not adversely affect the value of our investment portfolio.
Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
     (a) Sale of unregistered securities
None
     (b) Use of proceeds
Not applicable
     (c) Repurchase of Equity Securities
The table below sets forth information regarding repurchases of our common stock during the periods indicated:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average Price	Part of Publicly	That May Yet be
	of Shares	Paid Per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
April 1, 2007 – April 30, 2007	—	—	—	$575,000
May 1, 2007 – May 31, 2007	—	—	—	575,000
June 1, 2007 – June 30, 2007	—	—	—	$575,000

Total	—	—	—

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
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	We held our Annual Meeting of Shareholders on June 13, 2007;

(b)	We solicited proxies from our shareholders to vote on the following items:
•	To elect two directors to serve until the 2010 Annual Meeting of Shareholders; and

•	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.
(c)	A total of 4,518,228 votes were cast in person or by proxy at the annual meeting and the vote counts were as follows:

	Director					Broker
Proposal	until	For	Against	Withhold	Abstain	Non-votes
Election of Directors:
Jeffrey B. Murphy	2010	4,502,547	—	15,681	—	—
Gregory D. Koschinska	2010	4,501,955	—	16,273	—	—
Ratification of independent registered public accountants		4,498,900	9,326	—	10,002	—
Accordingly, Jeffrey B. Murphy and Gregory D. Koschinska were elected directors of the Company with terms expiring in 2010 and Ernst & Young LLP was ratified as independent registered public accountants for the fiscal year ending December 31, 2007. In addition to the election of Jeffrey B. Murphy and Gregory D. Koschinska, Lyron L. Bentovim, William J. Deters and John W. Prosser continue as directors of the Company until 2008 and John O. Goodwyne and David C. Prosser continue as directors of the Company until 2009.
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

RTW, Inc.
Dated: August 14, 2007	By	/s/ Jeffrey B. Murphy
Jeffrey B. Murphy
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	By	/s/ Alfred L. LaTendresse
Alfred L. LaTendresse
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)