Form 10-Q
period 2007-09-30
RTW INC /MN/
filed 2007-11-13
CIK 915781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☐      No ☑
At November 10, 2007, approximately 5,175,000 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Investments at fair value, amortized cost of $102,015 and $112,746	$101,319	$111,089
Cash and cash equivalents	25,994	13,898
Accrued investment income	1,009	939
Premiums receivable, less allowance of $100 and $73	2,577	2,367
Service revenue receivable, less allowance of $84 and $130	1,099	1,058
Reinsurance recoverables:
On unpaid claim and claim settlement expenses	74,948	77,168
On paid claim and claim settlement expenses	971	767
Deferred policy acquisition costs	991	800
Furniture and equipment, net	1,457	1,570
Other assets	10,988	8,783

Total assets	$221,353	$218,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unpaid claim and claim settlement expenses	$147,830	$152,327
Unearned premiums	9,650	7,432
Accrued expenses and other liabilities	9,430	7,325

Total liabilities	166,910	167,084

Shareholders’ equity:
Undesignated stock, no par value; authorized 4,750,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred Stock, no par value; authorized 250,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 12,500,000 shares; issued and outstanding 5,175,000 and 5,185,000 shares	18,122	18,284
Retained earnings	36,773	34,148
Accumulated other comprehensive loss	(452)	(1,077)

Total shareholders’ equity	54,443	51,355

Total liabilities and shareholders’ equity	$221,353	$218,439

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited; in thousands, except share and per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Revenues:
Gross premiums earned	$12,243	$12,949	$36,261	$39,130
Premiums ceded	(1,873)	(2,112)	(5,745)	(6,414)

Premiums earned	10,370	10,837	30,516	32,716
Investment income	1,380	1,336	4,092	3,965
Service revenue	1,239	1,391	3,787	4,711

Total revenues	12,989	13,564	38,395	41,392

Expenses:
Claim and claim settlement expenses	6,984	8,029	21,124	22,511
Policy acquisition costs	1,411	1,291	3,779	3,851
General and administrative expenses	3,077	2,825	9,899	9,812

Total expenses	11,472	12,145	34,802	36,174

Income before income taxes	1,517	1,419	3,593	5,218

Income tax expense	500	468	1,109	1,779

Net income	$1,017	$951	$2,484	$3,439

Net income per share:
Basic income per share	$0.20	$0.18	$0.48	$0.64

Diluted income per share	$0.19	$0.17	$0.47	$0.62

Weighted average shares outstanding:
Basic shares outstanding	5,175,000	5,277,000	5,170,000	5,357,000

Diluted shares outstanding	5,299,000	5,459,000	5,297,000	5,544,000

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited, in thousands)

	For the nine months
	ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$2,484	$3,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	445	323
Equity-based compensation expense	134	308
Changes in assets and liabilities:
Reinsurance recoverables	2,016	3,165
Unpaid claim and claim settlement expenses	(4,497)	(4,186)
Unearned premiums, net of premiums receivable	2,008	1,527
Accrued expenses and other liabilities	2,105	(2,436)
Other, net	(2,860)	(2,075)

Net cash provided by operating activities	1,835	65

Cash flows from investing activities:
Maturities of available-for-sale investments	16,740	19,574
Proceeds from principal pay downs of available-for-sale investments	2,584	2,389
Purchases of available-for-sale investments	(8,643)	(27,941)
Purchases of furniture and equipment	(282)	(569)

Net cash provided by (used in) investing activities	10,399	(6,547)

Cash flows from financing activities:
Repurchase of common stock	(292)	(2,547)
Excess tax benefits from equity-based compensation	18	20
Issuance of common stock under the Employee Stock Purchase Plan	93	150
Stock options exercised, including tax benefits	43	128

Net cash used in financing activities	(138)	(2,249)

Net increase (decrease) in cash and cash equivalents	12,096	(8,731)

Cash and cash equivalents at beginning of year	13,898	21,914

Cash and cash equivalents at end of period	$25,994	$13,183

Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes	$25	$2,238

See notes to consolidated financial statements.

RTW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
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
     The information furnished includes all adjustments and accruals, consisting only of normal, recurring accrual adjustments, that are, in our opinion, necessary for a fair statement of results for the interim period. Certain reclassifications have been made to prior year’s financial statements to conform to the current year presentation. The results of operations for any interim period are not necessarily indicative of results for the full year. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2006 Annual Report on Form 10-K.
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
Stock Option Pricing — The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was estimated based on the historical volatility of our stock over a period of years equal to the expected life of the options. The average expected life was estimated based on an analysis of our historical exercise and forfeiture activity. The risk-free interest rate is based on U.S. Treasury issues with a remaining term which approximates the expected life. We have never paid a cash dividend. No stock options were granted during the three month period ended September 30, 2007 nor were any granted during the three month period ended September 30, 2006. The following assumptions were used in estimating the fair value of options on grant date for the nine month periods ended September 30, 2007 and 2006:

	For the nine months	For the nine months
	ended September 30, 2007	ended September 30, 2006
Expected stock price volatility	17.2%	28% to 46%
Expected life of options (in years)	1 year	1 to 3.5 years
Risk-free interest rate	4.97%	4.66% to 5.05%
     We recognized share-based compensation expense under general and administrative expenses, where the option holders’ compensation cost is reported, for all three plans as follows (in 000’s):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Stock-based compensation (expense)	$(38)	$(76)	$(134)	$(307)
Income tax benefit	6	8	18	20

Net effect on net income	$(32)	$(68)	$(116)	$(287)

Effect on basic and diluted income per share	$(0.01)	$(0.01)	$(0.02)	$(0.05)

     At September 30, 2007, the total pre-tax compensation cost related to non-vested stock option awards under the ESPP, 1994 Stock Plan and the 2005 Stock Plan but not yet recognized was $110,000. Compensation expense is recognized on a straight-line basis over the vesting period of the options. Accordingly, we anticipate that we will recognize approximately $37,000, $57,000, and $16,000 of incremental compensation expense during the remainder of 2007, 2008 and 2009, respectively, related to unvested awards outstanding at September 30, 2007.
NOTE C — COMPREHENSIVE INCOME
Comprehensive income includes unrealized gains and losses on available-for-sale investments. All components of comprehensive income are recorded net of related income taxes. Comprehensive income consists of the following (in 000’s):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$1,017	$951	$2,484	$3,439
Other comprehensive loss:
Change in net unrealized loss on investments	897	1,162	625	56

Comprehensive income	$1,914	$2,113	$3,109	$3,495

NOTE D — INVESTMENT SECURITIES AVAILABLE FOR SALE
The following tables present amortized cost, gross unrealized gains and losses and estimated fair values of our available-for-sale securities (000’s):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2007:
U.S. government securities	$53,378	$163	$(222)	$53,319
Commercial paper	3,992	—	—	3,992
Certificates of deposit	2,500	—	—	2,500
Asset-backed securities	1,907	—	(34)	1,873
Mortgage-backed securities	21,925	81	(449)	21,557
Municipal securities	18,313	—	(235)	18,078

Total investments	$102,015	$244	$(940)	$101,319

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2006:
U.S. government securities	$60,389	$64	$(959)	$59,494
Commercial paper	7,446	—	—	7,446
Asset-backed securities	2,007	—	(53)	1,954
Mortgage-backed securities	24,441	93	(407)	24,127
Municipal securities	18,463	—	(395)	18,068

Total investments	$112,746	$157	$(1,814)	$111,089

     All amounts in the column “gross unrealized loss” are the result of an increase in interest rates and not the result of deterioration in the credit quality of the issuers. We believe that the gross unrealized losses on our fixed-maturity securities do not represent other than temporary impairments. All long-term issues carry a credit quality of AAA, AA or A1+ (Standard & Poors). We have the ability and intent to hold all of these securities to recovery, which in certain circumstances may extend to maturity. We consider all relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances we consider include: (i) the length of time the fair value has been below cost; (ii) the financial position and access to capital of the issuer, including the current and future effect of any specific events; and (iii) our ability and intent to hold the security until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.
NOTE E — INCOME TAXES
In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which provides criteria for recognizing, measuring, presenting and disclosing uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. We adopted the provisions of FIN 48 on January 1, 2007.
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. We recognized no interest and penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2007.
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
     The following tables summarize the components of our revenues and income (loss) before income taxes and net income (loss) by reportable business segment (amounts in 000’s):

	For the three months ended September 30, 2007
			Corporate,
			Eliminations
	Insurance	Service	and Other	Consolidated
REVENUES:
Premiums earned	$10,370	$—	$—	$10,370
Investment income	1,413	37	(70)	1,380
Service revenue	—	1,239	—	1,239
Inter-segment revenue	—	2,503	(2,503)	—

Total operating revenues	$11,783	$3,779	$(2,573)	$12,989

Income before income taxes	$1,128	$1,526	$(1,137)	$1,517

Net income	$783	$926	$(692)	$1,017

	For the three months ended September 30, 2006
			Corporate,
			Eliminations
	Insurance	Service	and Other	Consolidated
REVENUES:
Premiums earned	$10,837	$—	$—	$10,837
Investment income	1,384	—	(48)	1,336
Service revenue	—	1,391	—	1,391
Inter-segment revenue	—	2,694	(2,694)	—

Total operating revenues	$12,221	$4,085	$(2,742)	$13,564

Income before income taxes	$747	$1,878	$(1,206)	$1,419

Net income	$533	$1,151	$(733)	$951

	For the nine months ended September 30, 2007
			Corporate,
			Eliminations
	Insurance	Service	and Other	Consolidated
REVENUES:
Premiums earned	$30,516	$—	$—	$30,516
Investment income	4,189	64	(161)	4,092
Service revenue	—	3,787	—	3,787
Inter-segment revenue	—	7,445	(7,445)	—

Total operating revenues	$34,705	$11,296	$(7,606)	$38,395

Income before income taxes	$3,753	$4,284	$(4,444)	$3,593

Net income	$2,595	$2,594	$(2,705)	$2,484

	For the nine months ended September 30, 2006
			Corporate,
			Eliminations
	Insurance	Service	and Other	Consolidated
REVENUES:
Premiums earned	$32,716	$—	$—	$32,716
Investment income	4,095	—	(130)	3,965
Service revenue	—	4,711	—	4,711
Inter-segment revenue	—	8,099	(8,099)	—

Total operating revenues	$36,811	$12,810	$(8,229)	$41,392

Income before income taxes	$3,501	$5,073	$(3,356)	$5,218

Net income	$2,431	$3,086	$(2,078)	$3,439

The following table summarizes identifiable assets by reportable business segment:

	September 30,	December 31,
	2007	2006

Insurance	$210,549	$210,133
Service	5,831	3,140

Total identifiable assets by reportable business segment	216,380	213,273
Corporate	4,973	5,166

Consolidated total assets	$221,353	$218,439

NOTE H — AGREEMENT AND PLAN OF MERGER
On September 21, 2007, we announced that Rockhill Holding Company (“Rockhill”) and RTW, entered into a definitive merger agreement under which Rockhill will acquire all outstanding shares of RTW stock for $12.45 per share in cash, in a transaction valued at approximately $67.6 million. The proposed transaction has been unanimously approved by the Boards of Directors of both companies and is subject to customary closing conditions, regulatory reviews and approvals and approval by the shareholders of RTW. The transaction is not subject to financing conditions and is expected to close on or before December 31, 2007; however, there can be no assurances that the merger will be completed. If completed, the merger constitutes a change in control, and all unvested stock options would vest immediately prior to closing of the transaction.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company: RTW, Inc. (RTW) provides disability and absence management services, directed today primarily at workers’ compensation. Our wholly-owned insurance subsidiary, American Compensation Insurance Company (ACIC), and its wholly-owned insurance subsidiary, Bloomington Compensation Insurance Company (BCIC), offer guaranteed cost workers’ compensation insurance to employers located primarily in Minnesota, Michigan and Colorado with expanding operations in 15 additional states. Our Absentia® division provides services to: (i) self-insured employers on a fee-for-service basis; (ii) state-sponsored assigned risk plans on a percent of premium basis; (iii) other insurance companies; and (iv) agents and employers on a consulting basis, charging hourly fees. ACIC is licensed in twenty-four states and BCIC is licensed in two, Minnesota and Colorado. Collectively, “we,” “our” and “us” refer to RTW, ACIC, BCIC and Absentia in this document.
     We developed two proprietary systems to manage disability: (i) ID15®, designed to quickly identify those injured employees who are likely to become inappropriately dependent on disability system benefits; and (ii) RTW Solution®, rapid intervention in and intensive management of potentially high-cost injuries, designed to lower employers’ disability costs and improve productivity by returning injured employees to work as soon as safely possible. We support these proprietary management systems with state-of-the-art technology and talented employees dedicated to our vision of transforming people from absent or idle to present and productive. Our insurance subsidiaries are domiciled in Minnesota. Absentia provides services for its customers nationally.
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
     On May 14, 2007, A.M. Best Co. (Best) affirmed the financial strength rating of ACIC and BCIC of B++ (Very Good). The outlook for both ratings is positive. The ratings reflect our improved capitalization and profitability over the last five years. ACIC increased its statutory capital and surplus to $48.9 million at September 30, 2007 from $46.6 million at December 31, 2006 and $43.6 million at December 31, 2005 as a result of profitability in 2007 and 2006. We believe that our “B++” rating may create a barrier in certain circumstances for us as there are agents and employers that will only conduct business with insurers rated “A-” or better.
     On September 21, 2007, we announced that Rockhill Holding Company (“Rockhill”) and RTW, entered into a definitive merger agreement under which Rockhill will acquire all outstanding shares of RTW stock for $12.45 per share in cash, in a transaction valued at approximately $67.6 million. The proposed transaction has been unanimously approved by the Boards of Directors of both companies and is subject to customary closing conditions, regulatory reviews and approvals and approval by the shareholders of RTW. The transaction is not subject to financing conditions and is expected to close on or before December 31, 2007; however, there can be no assurances that the merger will be completed.
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
Financial Summary
This financial summary presents our discussion and analysis of the consolidated financial condition and results of operations of RTW, Inc. and its subsidiaries. This review should be read in conjunction with our consolidated financial statements and notes thereto at September 30, 2007 and December 31, 2006 and the three and nine-month periods ended September 30, 2007 and 2006.
     The following table provides an overview of our key operating results (amounts in 000’s, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Gross premiums earned	$12,243	$12,949	$36,261	$39,130
Premiums earned	10,370	10,837	30,516	32,716
Service revenue	1,239	1,391	3,787	4,711
Total revenues	12,989	13,564	38,395	41,392
Claim and claim settlement expenses	6,984	8,029	21,124	22,511
Net income	1,017	951	2,484	3,439
Diluted income per share	$0.19	$0.17	$0.47	$0.62
     We reported net income of $1.0 million in the third quarter of 2007 compared to net income of $951,000 in the third quarter of 2006 and reported net income of $2.5 million for the nine months ended September 30, 2007 compared to $3.4 million for the same period in 2006. Diluted net income per share was $0.19 and $0.17 in the third quarter of 2007 and 2006, respectively, and was $0.47 for the nine months ended September 30, 2007 compared to $0.62 for the same period in 2006. The primary factors affecting our 2007 operating results included the following:
•	Our gross premiums earned decreased to $12.2 million in the third quarter of 2007 from $12.9 million in the third quarter of 2006 and decreased to $36.3 million for the nine months ended September 30, 2007 compared to $39.1 million for the same period of 2006. Premiums in force decreased from September 30, 2006 to September 30, 2007 as we focused on maintaining adequate pricing and declined business where we could not get a price that gave us an appropriate opportunity to earn a profit. See further discussion under “Premiums In Force and Gross Premiums Earned”;

•	Premiums earned decreased to $10.4 million and $30.5 million, respectively, for the three and nine months ended September 30, 2007 from $10.8 million and $32.7 million for the same periods of 2006 reflecting the decrease in premiums in force from the comparable 2006 period partially offset by a decrease in premiums ceded;

•	Service revenue decreased to $1.2 million and $3.8 million, respectively, for the three and nine months ended September 30, 2007 compared to $1.4 million and $4.7 million for the comparable periods of 2006 as a result of a 28 percent and 32 percent decline in service revenue from the Minnesota Assigned Risk Plan (ARP) for the three and nine month periods ended September 30, 2007, respectively. See further discussion under “Service Revenue”; and

•	Claim and claim settlement expenses decreased to $7.0 million in the third quarter of 2007 from $8.0 million for the same period of 2006 and decreased to $21.1 million for the nine months ended September 30, 2007 from $22.5 million for the same period in 2006. Favorable development for prior accident years reduced claim and claim settlement expenses by $550,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2007. We recorded no adjustments for development for the three months ended September 30, 2006 and recorded $1.6 million for the nine months ended September 30, 2006. Excluding the effects of favorable development, claim and claim settlement expenses decreased as we decreased our gross premiums earned, offset by inflation in claim costs. See further discussion under “Claim and Claim Settlement Expenses”.
     We expect to grow premiums in force opportunistically through the remainder of 2007 as we expand to areas outside our traditional markets. We also anticipate that premium rates will decrease in 2007 as the markets in which we operate continue to become more competitive. We will focus on insurance profitability by: (i) writing new business in niches that are less sensitive to soft market pricing; (ii) aggressively managing and closing claims; and (iii) reviewing policy profitability at renewal and removing unprofitable accounts.
     We expect service revenue from the ARP will continue to decrease for the remainder of 2007 and expect that other service revenue will increase in the fourth quarter of 2007 compared with the prior year as we continue to provide and expand services to current customers and add new customers.
     In the following pages, we discuss the operating results for the three and nine month periods ended September 30, 2007 and 2006 for items in our Consolidated Statements of Income and also explain key Consolidated Balance Sheet accounts in greater detail.
Results of Operations
REVENUES: Total revenues include premiums earned, investment income and service revenue. The following tables summarize the components of our revenues and premiums in force (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Gross premiums earned	$12,243	$12,949	$36,261	$39,130
Premiums ceded	(1,873)	(2,112)	(5,745)	(6,414)

Premiums earned	10,370	10,837	30,516	32,716
Investment income	1,380	1,336	4,092	3,965
Service revenue	1,239	1,391	3,787	4,711

Total revenues	$12,989	$13,564	$38,395	$41,392

	October 1,		December 31,
	2007	2006	2006
Total premiums in force	$47,600	$48,900	$47,500

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
     Our premiums in force increased only slightly to $47.6 million at October 1, 2007 from $47.5 million at December 31, 2006 and decreased from $48.9 million at October 1, 2006. Premiums in force at October 1, 2007 are lower than at October 1, 2006 because we focused on maintaining adequate pricing and declined business where we could not get a price that gave us an appropriate opportunity to earn a profit. We are in the midst of a soft insurance market cycle, characterized by increased competition and decreasing prices in the markets in which we write premiums. We write to achieve an expected profit, no matter what our competitors do.
     Our gross premiums earned decreased to $12.2 million in the third quarter of 2007 from $12.9 million in the third quarter of 2006 due primarily to the decrease in premiums in force.
     Renewal premium rates decreased 6.9% in the first nine months of 2007 compared to a decrease of 6.0% in the first nine months of 2006. These decreases reflect heightened price competition due to the soft insurance market cycle in the markets in which we write premiums.
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
     Under our excess of loss reinsurance policies, we pay reinsurers to limit our per-incident exposure and record this cost to premiums ceded as a reduction of gross premiums earned. In Minnesota, we are required to purchase excess of loss coverage for our Minnesota policies from the Minnesota Workers’ Compensation Reinsurance Association (WCRA) and we purchase additional coverage below WCRA levels from two other reinsurers. We purchased reinsurance for 2007 in our non-Minnesota regions from three reinsurers. The following table summarizes our reinsurance coverage for 2007 and 2006 (all losses ceded on a per occurrence basis):

		Covers losses per occurrence:
		In excess of:		Limited to:
Minnesota:
2007	WCRA Various reinsurers	$ $	400,000 200,000	Statutory limit $400,000

2006	WCRA Various reinsurers	$ $	390,000 200,000	Statutory limit $390,000

Other States:
2007	Various reinsurers		$200,000	$20.0 million, excluding acts of terrorism

2006	Various reinsurers		$200,000	$20.0 million, excluding acts of terrorism
     Premiums ceded to reinsurers were $1.9 million in the third quarter of 2007 compared to $2.1 million in the third quarter of 2006 and $5.7 million and $6.4 million for the first nine months of 2007 and 2006, respectively. The decrease in premiums ceded in 2007 corresponds to the decrease in gross premiums earned. As a percent of gross premiums earned, premiums ceded decreased to 15.3% for the three-month period ended September 30, 2007 compared to 16.3% for the same period in 2006 and decreased to 15.8% for the nine months ended September 30, 2007 compared to 16.4% for the same period in 2006. The decrease in premiums ceded as a percent of gross premiums earned for the three and nine month periods reflects lower rates for reinsurance in 2007 and a relative shift in business to Minnesota, where we pay lower reinsurance rates than the rates we are charged for other states’ risks.
Premiums Earned Outlook: The outlook for premiums in force, gross premiums earned and premiums ceded for the remainder of 2007 include the following factors:
•	We expect continuing price competition in the markets in which we operate, which will exert downward pressure on premium pricing on new and renewal policies as national and regional carriers focus on writing and retaining workers’ compensation insurance. We expect to add new agency relationships in 2007 and terminate some that are not performing as expected. We expect growth in premiums in force for the remainder of 2007 as we expand our underwriting niche including small accounts and association business, write multi-state policies and begin leveraging unused licenses;

•	Our 2007 gross premiums earned will move in the same direction as our premiums in force, lagging slightly as premiums are earned over the term of the insurance policy; and

•	We continue to limit our exposure to large losses by purchasing excess of loss reinsurance for losses in excess of $200,000 in all our regions in 2007. A shift in our premiums earned to higher reinsurance cost states would increase premiums ceded as a percent of gross premiums earned for the remainder of 2007.
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

     Investment income was $1.4 million and $4.1 million for the three and nine months ended September 30, 2007, respectively, compared to $1.3 million and $4.0 million for the comparable periods in 2006. Our investment portfolio decreased to $101.3 million at September 30, 2007 compared to $113.3 million at September 30, 2006. Our average book investment yield was 4.4% at September 30, 2007 compared to 4.3% at September 30, 2006. Cash and cash equivalents were $26.0 million at September 30, 2007 compared to $13.9 million at December 31, 2006 and $13.2 million at September 30, 2006. The investment income realized in future periods will be affected by yields attained on current and new investments.
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
     Service revenue decreased to $1.2 million and $3.8 million, respectively, for the three and nine month periods ended September 30, 2007 compared to $1.4 million and $4.7 million for the comparable periods of 2006 as revenue from the Minnesota Assigned Risk Plan (ARP) declined 28 percent and 32 percent for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. The total premium in force in the ARP at September 30, 2007 was approximately $46.3 million, which decreased from $63.1 million at December 31, 2006 and $65.6 million at September 30, 2006.
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
     Claim and claim settlement expenses decreased to $7.0 million and $21.1 million for the three and nine month periods ended September 30, 2007 from $8.0 million and $22.5 million for the same periods in 2006. As a percent of premiums earned, claim and claim settlement expenses were 67.3% and 69.2% for the three and nine month periods ended September 30, 2007, respectively, compared to 74.1% and 68.8% for the same periods in 2006, respectively. These changes are due to the following:
•	We recognized favorable development of our net claim and claim settlement reserves and reduced claim and claim settlement expenses by $550,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2007 for accidents that occurred in 2006 and prior years. There was no adjustment recorded in the third quarter of 2006 for favorable development and we reduced claim and claim settlement expense by $1.6 million for the nine-month period ended September 30, 2006 to reflect favorable claim development for accidents that occurred in 2005 and prior years. Excluding favorable development, claim and claim settlement expenses as a percent of premiums earned were 72.7% and 74.5% for the three and nine month periods ended September 30, 2007, respectively, compared to 74.1% and 73.7% for the same periods in 2006, respectively;

•	Continued improvements in our ability to effectively and efficiently manage claims; and

•	Offsetting these decreases, claim costs continued to reflect increasing medical and indemnity costs in accident year 2007 as compared to accident year 2006 resulting from general inflationary pressures.
Claim and Claim Settlement Expense Outlook: We expect that claim and claim settlement expenses will be affected by the following factors:
•	Claim costs will continue to be affected by: (i) increases in medical and indemnity costs resulting from inflationary pressures; (ii) severity experienced in current and future periods in our policyholder base; (iii) changes resulting from increases in operating efficiency and effectiveness realized through enhancements to our internal processes and procedures, including changes to our proprietary computer systems; and (iv) legislative changes that affect benefits payable under workers’ compensation laws;

•	Decreases in premium rates will result in decreasing gross premiums earned without a corresponding effect on claim and claim settlement expenses, ultimately affecting claim and claim settlement expense as a percent of premiums earned. Legislative changes in estimated loss costs, increased competition and improving customer loss experience may offset or eliminate the effect of any rate improvement; and

•	Continued application of our claims management technology and methods to all open claims.
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
     The following table summarizes policy acquisition costs (000’s):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Commission expense	$865	$843	$2,318	$2,557
Premium tax expense	251	267	647	690
Other policy acquisition costs	635	709	2,009	2,202

Direct policy acquisition costs	1,751	1,819	4,974	5,449

Ceding commissions on excess of loss reinsurance	(340)	(528)	(1,195)	(1,598)

Total policy acquisition costs	$1,411	$1,291	$3,779	$3,851

     Under certain of our excess of loss reinsurance policies, the reinsurer returns a portion of the premiums we cede as ceding commissions to reimburse us for our cost of placing and managing these policies. Ceding commissions received under these excess of loss reinsurance policies totaled $340,000 and $1.2 million for the three and nine month periods ending September 30, 2007 compared to $528,000 and $1.6 million for the comparable periods of 2006. These ceding commissions reduced our policy acquisition costs. Excluding the effect of ceding commissions, policy acquisition costs were $1.8 million and $5.0 million for the three and nine month periods ended September 30, 2007 compared to $1.8 million and $5.4 million for the same periods of 2006. As a percent of gross premiums earned, direct policy acquisition costs were 14.3% and 13.7% for the three and nine month periods ended September 30, 2007 compared to 14.0% and 13.9% for each of the comparable periods in 2006, respectively. These reflect the following:
•	Commission expense increased to 7.1% for the third quarter of 2007, but decreased to 6.4% of gross premiums earned for the nine month period ended September 30, 2007, from 6.5% for the three and nine month periods of 2006. The decreased commission rate in the nine month period ended September 30, 2007 is the result of an adjustment to our accrued commission liability related to expired policies in the second quarter of 2007. This decrease was offset by the increase in our new small account book and other new business in 2007 compared to 2006. We pay higher commission rates on small accounts and new business than on renewal business. We believe the commission rates we pay are marketplace competitive;

•	Premium tax expense was 2.1% and 1.8% of gross premiums earned for the three and nine month periods ended September 30, 2007 and 2006, respectively. We accrue at the indicated state premium tax rates for the jurisdictions in which we operate and adjust prior year’s accruals in the first or second quarter of each year to reflect any retaliatory tax charges or other adjustments that become known when the premium tax returns are completed; and

•	Other policy acquisition costs consist of payroll audit vendor costs, various state assessments related to second injury funds, fees paid to state rate-making organizations and the net effect of residual market or “pool” activity in the states in which we have operated. Other policy acquisition costs were 5.2% and 5.5% for the three month periods ended September 30, 2007 and 2006, respectively, and were 5.5% and 5.6% of gross premiums earned for the nine month periods ended September 30, 2007 and 2006, respectively.
Policy Acquisition Cost Outlook: We expect that policy acquisition costs for the balance of 2007 will be affected by the following:
•	Our commission expense will continue to be affected by how much new business and small account business we write relative to renewal business as we pay higher commissions on new policies and small account policies;

•	Premium tax accrual rates are expected to be approximately 2.0% for the balance of 2007; and

•	Other policy acquisition costs will continue to be affected by pool reimbursements offset by pool disbursements, the effect of which is not known at this time.
General and Administrative Expenses: Our general and administrative expenses include personnel costs, office rent, certain state administrative assessments based on premiums and other costs and expenses not specific to claim and claim settlement expenses or policy acquisition costs. All costs associated with our service business are included in general and administrative expenses.
     General and administrative expenses increased to $3.1 million for the quarter ended September 30, 2007 from $2.8 million for the same quarter of 2006, and increased only slightly to $9.9 million for the nine months ended September 30, 2007 from $9.8 million for the comparable period of 2006. The first nine months of 2007 reflect the following:
•	Share-based compensation expense decreased to $38,000 and $134,000 for the three and nine month periods ended September 30, 2007, respectively, compared to $76,000 and $308,000 for the same periods in 2006, respectively; and

•	Excluding share-based compensation expense, other general and administrative personnel expenses increased to $3.0 million and $9.8 million for the three and nine month periods ended September 30, 2007 compared to $2.7 million and $9.5 million for the same periods in 2006, respectively, reflecting increases in headcount, salary levels and benefit costs.
General and Administrative Expenses Outlook: We expect that general and administrative expenses will be affected by the following:
•	In July 2007, we reduced operating expenses and expect that effort to favorably affect general and administrative expenses in our insurance and service operations by more than $1.2 million annually;

•	Growth in our service revenue may require staff additions and increase our general and administrative expense;

•	We will make appropriate investments in infrastructure to position us for future organizational growth and continue to support and enhance our core insurance operations;

•	Although we have no current plans to open additional offices in 2007, if growth opportunities warrant opening a new office, we will evaluate the opportunity as presented; and

•	All expenses will continue to be aggressively managed and reduced where appropriate.
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
     In assessing our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We expect our deferred tax assets at September 30, 2007, to be realized as a result of the future income and the reversal of existing taxable temporary differences.
     Income tax expense for the third quarter of 2007 was $500,000 or 33.0% of income before income taxes, compared to $468,000, or 33.0% of income before income taxes for the same period in 2006. Income tax expense for the nine months ended September 30, 2007 was $1.1 million, or 30.9% of income before income taxes, compared to $1.8 million, or 34.1% of income before income taxes for the same period in 2006. The income tax expense percentages in the three and nine months ended September 30, 2007 and 2006 have been affected by: (i) our income from operations; (ii) changes in taxable net income from our insurance subsidiaries ACIC and BCIC which are subject to only federal income taxes; (iii) decreases in taxable income from our service business which is subject to both federal and state income taxes; (iv) non-deductibility of certain share-based compensation expense; and (v) the amount of municipal bond income we earned compared to total income before income taxes.
Income Tax Expense Outlook: Income tax expense for the remainder of 2007 will vary based on: (i) our results from insurance and service operations; (ii) the amount of tax-exempt income we earn; and (iii) the amount of non-deductible share-based compensation expense we incur. The ultimate change is unknown at this time.
Investments
Our portfolios of fixed maturity securities at September 30, 2007 included U.S. Government securities (52.6%), mortgage-backed securities (21.3%), municipal securities (17.8%), commercial paper and certificates of deposit (6.4%) and asset-backed securities (1.9%). Our portfolios are managed by an independent investment manager to maximize our after-tax investment income without taking inappropriate credit risk. There were no net investment gains or losses realized during 2007 or 2006. We conservatively manage our fixed maturity portfolio, investing only in investment grade (BBB or better rating from Standard and Poor’s) securities of U.S. domiciled issuers. All issues in our portfolio were rated AAA, AA or A1+ at September 30, 2007 and December 31, 2006. We do not invest in derivative securities.
     Operating cash flows consist of the deficit or excess of premiums collected over claim and claim settlement expenses paid, reduced by payments for reinsurance premiums as well as other operating expenses paid. Investment cash flows consist of income on existing investments and proceeds from sales and maturities of investments. Our investment portfolio decreased to $101.3 million at September 30, 2007 from $111.1 million at December 31, 2006. Cash and cash equivalents were $26.0 million, $13.9 million and $21.4 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Cash and cash equivalents includes investments whose stated maturity at the time of purchase is three months or less.
     We record investments on our balance sheet at fair value, with the corresponding appreciation or depreciation from amortized cost recorded in shareholders’ equity as accumulated other comprehensive income, net of taxes. Because value is based on the relationship between the portfolio’s stated yields and prevailing market yields at any given time, interest rate fluctuations can have a swift and significant impact on the carrying value of these securities. As a result of classifying our securities as available-for-sale, and carrying them at fair value, we expect to encounter adjustments in shareholders’ equity as market interest rates and other factors change. At September 30, 2007, we had a $696,000 net unrealized loss on investments compared to a $1.7 million net unrealized loss at December 31, 2006 and a $1.7 million net unrealized loss at September 30, 2006.
Unpaid Claim and Claim Settlement Expenses
Unpaid claim and claim settlement expenses relate solely to our insurance operations. Our Absentia division and service business do not bear claim risk for its customers and carry no unpaid claim and claim settlement expenses.
     At September 30, 2007, net reserves totaled $72.9 million and included the liability for unpaid claim and claim settlement expenses totaling $147.8 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $74.9 million. The net reserve at December 31, 2006 totaled $75.2 million and included the liability for unpaid claim and claim settlement expenses of $152.3 million net of reinsurance recoverables on unpaid claim and claim settlement expenses of $77.1 million.
     Accounting for workers’ compensation insurance operations requires us to estimate the liability for unpaid claim and claim settlement expenses (reserves) and the related reinsurance recoverables, (together, the “net reserves”) at each balance sheet date. Our reserves at September 30, 2007 represent the estimated total unpaid cost of claim and claim settlement expenses that cover events that occurred prior to October 1, 2007. These reserves reflect our estimates of the total costs of claims that were reported to us, but not yet paid, and the cost of claims that had occurred but had not yet been reported to us. For reported claims, we establish case reserves. For workers’ compensation coverage, case reserves alone are an insufficient measure of the ultimate cost due in part to the nature of the settlement process, the potential for protracted litigation, the ongoing effect of inflation over the long period which medical care will be provided, the potential for workers’ compensation claims to close and subsequently reopen and the incompleteness of facts available at the time the case reserve is established. We establish additional incurred but not reported (IBNR) reserves by first projecting ultimate claim and claim settlement expenses for all claims as determined by using recognized standard loss development methods and techniques. The difference between our projected ultimate cost of claim and claim settlement expenses, reduced by payments, and case-basis reserves is IBNR. IBNR reserves reflect our estimated cost of claims that have not been reported to us and our estimate of the cost of claims that have been reported to us but where the remaining case reserves may be insufficient to cover the remaining cost of the claim and related claim settlement expenses.
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
     The results for the three and nine months ended September 30, 2007 include decreases of $550,000 and $1.6 million, respectively, in 2006 and prior years’ reserves for unpaid claim and claim settlement expenses. Our estimate of net unpaid indemnity and claim settlement expense for 2006 and prior years decreased as a result of data emergence during the first nine months of 2007. More recent accident years 1996 and 1997 moved favorably while the remaining accident years, in aggregate, moved unfavorably. This is similar to what we observe at June 30, 2007.
     The results for the nine months ended September 30, 2006 included a decrease of $1.6 million in 2005 and prior years’ reserves for unpaid claim and claim settlement expenses. No adjustment was recorded to reflect development for the three month ended period ended September 30, 2006. Our estimate of net unpaid indemnity and claim settlement expense for 2005 and prior years decreased as a result of data emergence during the first nine months of 2006. Accident year 2005 moved favorably while older accident years moved unfavorably. At June 30, 2006, we observed that accident year 2005 had also moved favorably, but the older accident years had less unfavorable data emergence than observed at September 30, 2006.
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
     Cash provided by operating activities for the nine months ended September 30, 2007 was $1.8 million. Cash was provided by net income of $2.5 million, an increase in accrued expenses and other liabilities of $2.1 million, an increase in unearned premiums, net of premiums receivable of $2.0 million, a decrease in reinsurance recoverables and receivables of $2.0 million, depreciation and amortization of $445,000 and equity-based compensation expense of $134,000, offset by a decrease in unpaid claim and claim settlement expenses of $4.5 million and an increase in other assets of $2.9 million. Net cash provided by investing activities was $10.4 million due to $16.7 million in proceeds from the maturities of available-for-sale investments and $2.6 million in proceeds from principal pay downs of available-for-sale investments offset by $8.6 million in purchases of available-for-sale investments and $282,000 in purchases of furniture and equipment. Net cash used in financing activities was $138,000 due to $292,000 in repurchases of our common stock, offset by $154,000 from the exercise of stock options and other equity-based compensation activity.
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
     Minnesota state insurance regulations limit distributions, including dividends, from our insurance subsidiaries to us. Under Minnesota insurance law regulating the payment of dividends by our insurance subsidiaries, dividends must be paid solely from earned surplus (unassigned funds), as determined in accordance with Statutory Accounting Practices. Further, pursuant to Minnesota legal requirements, any dividends paid which, when combined with other dividends paid within the previous 12-month period, which exceed the greater of: (1) 10% of statutory capital and surplus with regard to policyholders on December 31 of the prior year-end; or (2) 100% of our net income, not including realized capital gains, for the twelve-month period ending on December 31 of the preceding year, but does not include any pro rata distributions of any class of the insurer’s own securities, requires the prior approval of the Minnesota Department of Commerce (MDC). For 2007, dividends in excess of $2.5 million would require prior approval of the MDC.
     At September 30, 2007, investments with a market value of $15.6 million and cash and cash equivalents of $1.2 million were held as statutory deposits and pledged as collateral, and investments with a market value of $524,000 and cash and cash equivalents of $2.9 million were pledged as collateral against letters of credit. Amounts pledged as collateral do not currently have an adverse effect on our liquidity because the amount currently pledged is small compared to our overall investments and cash and cash equivalents position. We believe that cash flow generated by our operations and our cash and investment balances will be sufficient to fund continuing operations and capital expenditures for the next twelve months.
     On September 21, 2007, we announced that Rockhill Holding Company (“Rockhill”) and RTW, entered into a definitive merger agreement under which Rockhill will acquire all outstanding shares of RTW stock for $12.45 per share in cash, in a transaction valued at approximately $67.6 million. The proposed transaction has been unanimously approved by the Boards of Directors of both companies and is subject to customary closing conditions, regulatory reviews and approvals and approval by the shareholders of RTW. The transaction is not subject to financing conditions and is expected to close on or before December 31, 2007; however, there can be no assurances that the merger will be completed.

Repurchase of Common Stock
In September 1998, our Board authorized us to repurchase, from time-to-time pursuant to the program and depending on market conditions, up to $4.0 million of common stock. On May 1, 2006, our Board authorized a $1.0 million increase in the share repurchase program to $5.0 million and further authorized another $1.0 million increase to $6.0 million on October 25, 2006.
     Through September 30, 2007, we had spent $5.4 million to repurchase 655,000 shares under this program. We repurchased 31,000 shares in the first quarter for $292,000 and repurchased no shares in the second or the third quarters of 2007. At September 30, 2007, we had a total of $575,000 authorized for additional share repurchases under the program.
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
     An increase of 100 basis points in prevailing interest rates would reduce the fair value of our interest rate sensitive instruments by approximately $2.5 million at September 30, 2007.
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
NAIC Risk-based Capital Standards
The National Association of Insurance Commissioners (NAIC) has risk-based capital standards to determine the capital requirements of a property and casualty insurance carrier based upon the risks inherent in its operations. These standards require computing a risk-based capital amount that is compared to a carrier’s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset risk; insurance underwriting risk; credit risk; and off-balance sheet risk. These standards provide for regulatory intervention when the percent of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon the risk-based capital standards, our percent of total adjusted capital at September 30, 2007 is substantially in excess of authorized control level risk-based capital.
Regulation
Our insurance subsidiaries are subject to substantial regulation by governmental agencies in the states in which we operate, and will be subject to such regulation in any state in which we provide workers’ compensation products and services in the future. State regulatory agencies have broad administrative power with respect to all aspects of our business, including premium rates, benefit levels, policy forms, dividend payments, capital adequacy and the amount and type of investments we may hold. These regulations are primarily intended to protect covered employees and policyholders rather than the insurance company. Both the legislation covering insurance companies and the regulations adopted by state agencies are subject to change. At September 30, 2007, ACIC was licensed to do business in Minnesota, South Dakota, Wisconsin, Colorado, Michigan, Indiana, Missouri, Illinois, Kansas, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Tennessee, Maryland, Arkansas, Iowa, Florida, Georgia, New Jersey, North Carolina, Texas, Oklahoma and Utah. BCIC was licensed in Minnesota and Colorado.

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
Forward Looking Statements
This is a “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. Information included in this Report on Form 10-Q which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Any forward-looking statement contained herein including statements related to our outlook for the industry and for our performance for the year 2007 and beyond, are based upon our historical performance and on current plans, estimates and expectations. The inclusion of these forward-looking statements should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement:
•	our success in bringing the pending transaction with Rockhill Holding Company to a close;

•	our ability to retain renewing policies and write new business with a B++ (Very Good, Secure) rating from A.M. Best;

•	adverse changes in the rating assigned to us by A.M. Best;

•	our ability to extend our workers’ compensation services to self-insured employers and other alternative markets and to operate profitably in providing these services;

•	changes in the pricing environment including those due to the cyclical nature of the property and casualty insurance industry and the effect of competition;

•	the adequacy of our unpaid claim and claim settlement expense reserves, including:
•	the long-tail and potentially volatile nature of workers’ compensation insurance;

•	our ability to accurately predict claim development;

•	our experience with claims frequency and severity;

•	our ability to manage both our existing claims and new claims in an effective manner;

•	medical inflation and medical innovation; and

•	the ability of our reinsurers to honor their obligations to us;
•	exposure to terrorist acts and our coverage and retention under The Terrorism Risk Insurance Extension Act of 2005 (TRIEA) and the potential expiration of TRIEA and the unpredictable nature of such events;

•	our ability to obtain and retain reinsurance at a reasonable cost;

•	our ability to provide our proprietary products and services to customers successfully and profitably;

•	competition and the regulatory environment in which we operate;

•	changes in workers’ compensation regulation by states, including changes in mandated benefits or insurance company regulation;

•	investment risk, including those of our portfolio of fixed income securities and interest rate changes;

•	general economic and business conditions;

•	risk factors noted in Part I, Item 1A, of our 2006 Annual Report on Form 10-K; and

•	other factors as noted in our other filings with the Securities and Exchange Commission.
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
     We may be affected by the current issues in the sub-prime mortgage market. At September 30, 2007, we had $21.6 million (fair value) in mortgage-backed securities included in our fixed-maturity portfolio. All our long-term investment securities, including our mortgage-backed securities, carry a credit quality of AAA, AA, or A1+ from Standard & Poors. Although we have not invested in any sub prime mortgage securities and do not intend in the future, there can be no assurance that events in the sub prime mortgage sector will not adversely affect the value of our investment portfolio.

     Failure to complete the Rockhill Holding Merger could adversely affect the market price of our common stock as well as our business and operating results. As we have disclosed previously, on September 21, 2007, we announced that we have entered into a definitive merger agreement with Rockhill Holding Company (“Rockhill”) under which Rockhill will acquire all outstanding shares of RTW stock for $12.45 per share in cash. After the merger, RTW will continue to operate as a separate wholly-owned subsidiary of Rockhill. If the merger is not completed for any reason, the price of our common stock will decline to the extent that the market price of our common stock reflects positive market assumptions that the merger will be completed and the related benefits that will be realized. We may also be subject to additional risks if the merger is not completed, including:
•	depending on the reasons for termination of the merger agreement, the requirement that we pay Rockhill a termination fee of $1.0 million;

•	substantial costs related to the merger, such as legal, accounting, filing and printing fees, that must be paid regardless of whether the merger is completed; and

•	Potential disruption of our business and the distraction of our workforce and management team as well as our customers.
Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a) Sale of unregistered securities
None
(b) Use of proceeds
Not applicable
(c) Repurchase of Equity Securities
The table below sets forth information regarding repurchases of our common stock during the periods indicated:

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares That May Yet
	Total Number	Average Price Paid	Part of Publicly	be Purchased Under
	of Shares	Per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
July 1, 2007 — July 31, 2007	—	—	—	$575,000
August 1, 2007 — August 31, 2007	—	—	—	575,000
September 1, 2007 — September 30, 2007	—	—	—	$575,000

Total	—	—	—

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
     Item 3.DEFAULTS UPON SENIOR SECURITIES
None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
     On September 21, 2007, we announced that we had entered into a definitive merger agreement with Rockhill, under which Rockhill will acquire all outstanding shares of RTW stock for $12.45 per share in cash, in a transaction valued at approximately $67.6 million. The proposed transaction has been unanimously approved by the Boards of Directors of both companies and is subject to customary closing conditions, regulatory reviews and approvals and approval by the shareholders of RTW. The transaction is not subject to financing conditions and is expected to close on or before December 31, 2007. After the merger, RTW will continue to operate as a separate wholly-owned subsidiary of Rockhill.
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

RTW, Inc.
Dated: November 13, 2007	By	/s/ Jeffrey B. Murphy
Jeffrey B. Murphy
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2007	By	/s/ Alfred L. LaTendresse
Alfred L. LaTendresse
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)